Form 10-K
period 1997-12-31
UNITED RENTALS INC
filed 1998-03-13
CIK 1047166

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

Commission file number  1-13663

                              UNITED RENTALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

     Delaware                                                  06-1493538
---------------------------------                        --------------------
State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization                             Identification No.)

    Four Greenwich Office Park, Greenwich, Connecticut                06830
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip code)

Registrant's telephone number, including area code       (203) 622-3131
                                                  ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of  Each Class                Name of Each Exchange on Which Registered
--------------------                -----------------------------------------

Common Stock, $.01 par value        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                     [ ] Yes    [X] No*

                                        *The registrant has filed all such
                                        required reports; but has been subject
                                        to such filing requirements for less
                                        than 90 days

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 11, 1998, there were 33,343,808 shares of the registrant's Common stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant at March 11, 1998 was approximately $504,545,000. Such aggregate market value was calculated by using the closing price of the Common Stock as of such date on the New York Stock Exchange ($25.125).

Documents incorporated by reference:  None (except certain exhibits)

                              FORM 10K REPORT INDEX
  10-K PART                                                              PAGE NO.
 AND ITEM NO.                                                            --------
--------------
 PART I

   Item 1       Business..............................................       1

   Item 2       Properties............................................      14

   Item 3       Legal Proceedings.....................................      14

   Item 4       Submission of Matters to a Vote of Security Holders...      15


 PART II

   Item 5       Market for the Company's Common Equity and Related
                Stockholder Matters...................................      15

   Item 6       Selected Financial Data...............................      19

   Item 7       Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................      21

   Item 8       Financial Statements and Supplementary Data...........      27

   Item 9       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...................      40


 PART III

   Item 10      Directors and Executive Officers of the Company.......      41

   Item 11      Executive Compensation................................      47

   Item 12      Security Ownership of Certain Beneficial Owners and
                Management............................................      51

   Item 13      Certain Relationships and Related Transactions........      53


 PART IV

   Item 14      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K...........................................      54

     Unless otherwise indicated, (i) the terms "United Rentals" and "the Company" refer collectively to United Rentals, Inc. and its subsidiaries and
(ii) the term the "Acquired Companies" refers collectively to the 21 companies acquired by the Company since its formation in September 1997.

     Certain statements contained in this report are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as "the Company expects," "the Company anticipates," "the Company believes," "the Company estimates," and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under Item 1--"Business--Factors that May Influence Future Results and Accuracy of Forward-Looking Statements."

                                     PART I

ITEM 1.  BUSINESS

     All operating and financial data for the Company contained under this Item with respect to the year ended December 31, 1997 is on a pro forma basis giving effect to the acquisition of the Acquired Companies and the financing thereof as of January 1, 1997.

GENERAL

     United Rentals was formed in September 1997 for the purpose of creating a large, geographically diversified equipment rental company in the United States and Canada. The Company commenced equipment rental operations in October 1997 by acquiring six established companies and acquired 15 additional companies in the first two months of 1998. The Company rents a broad array of equipment to a diverse customer base that includes construction industry participants, industrial companies, homeowners and other individuals. The Company also engages in related activities such as selling used rental equipment, acting as a distributor for certain new equipment, and selling related merchandise and parts. The Company's growth strategy is to expand through a disciplined acquisition program, the opening of new rental locations and internal growth and to further diversify its equipment categories and customer markets. The Company believes that as it expands it should gain competitive advantages relative to smaller operators, including greater purchasing power, a lower cost of capital, the ability to provide customers with a broader range of equipment and services and with newer and better maintained equipment, and greater flexibility to transfer equipment among locations in response to customer demand.

     United Rentals currently operates 68 rental locations in 16 states and Canada. The Company's locations are managed by experienced professionals who have extensive industry experience and substantial knowledge of the local markets served. These managers generally are former owners or employees of the businesses acquired by the Company. The types of rental equipment offered by the Company include a broad range of light to heavy construction and industrial equipment (such as pumps, generators, forklifts, backhoes, cranes, bulldozers, aerial lifts and compressors), general tools and equipment (such as hand tools and garden and landscaping equipment) and special event equipment (such as tents, tables and chairs). The equipment mix varies at each of the Company's locations, with some locations offering a general mix and some specializing in specific equipment categories. As of February 13, 1998, the Company's rental equipment included approximately 34,500 units (excluding special event equipment), had an original purchase price of approximately $225 million and had a weighted average age (based on original purchase price) of approximately 3.6 years.

INDUSTRY OVERVIEW

     The Company estimates that the U.S. equipment rental industry (including used and new equipment sales by rental companies) generates annual revenues in excess of $20 billion. The combined equipment rental revenues of the 100 largest equipment rental companies have increased at an estimated compound annual rate of approximately 21% from 1992 through 1996 (based upon revenues reported for such period, the latest period for which data is available, by the Rental Equipment Register, an industry trade publication). The Company believes that this growth primarily reflects the following trends:

     Recognition of Advantages of Renting. There is increasing recognition of the many advantages that equipment rental may offer compared with ownership, including the ability to: (i) avoid the large capital investment required for equipment purchases, (ii) reduce storage and maintenance costs, (iii) supplement owned equipment thereby increasing the range and number of jobs that can be worked on, (iv) access a broad selection of equipment and select the equipment best suited for each particular job, (v) obtain equipment as needed and minimize the costs associated with idle equipment, and (vi) access the latest technology without investing in new equipment.

     Increase in Contractor Rentals. There has been a fundamental shift in the way contractors meet their equipment needs. While contractors have historically used rental equipment on a temporary basis--to provide for peak period capacity, meet specific job requirements or replace broken equipment--many contractors are now also using rental equipment on an ongoing basis to meet their long-term equipment requirements. A survey of contractors conducted by Merrill Lynch & Co. in September 1996 (the last time such survey was conducted) found that, on average, the percentage of contractor fleets that was rented increased from 7% in 1994 to 15% at the time of the survey.

     Outsourcing Trend. The general trend toward the corporate outsourcing of non-core competencies is leading large industrial companies increasingly to rent, rather than purchase, equipment that they require for repairing, maintaining and upgrading their facilities.

     The equipment rental industry is highly fragmented, consisting of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets. Based upon rental revenues reported by the Rental Equipment

Register for 1996 (the latest year for which such revenues have been reported):
(i) there were only five equipment rental companies that had 1996 equipment rental revenues in excess of $100 million (with the largest company having had 1996 equipment rental revenues of approximately $400 million), (ii) the largest 100 equipment rental companies combined had less than a 20% share of the market based on 1996 equipment rental revenues and the Company's estimate of the size of the market (with the largest company having had a market share of less than 3%), and (iii) there were approximately 100 equipment rental companies that had 1996 equipment rental revenues between $5 million and $100 million. In addition, the Company estimates that there are more than 20,000 companies with annual equipment rental revenues of less than $5 million. The Company believes that the fragmented nature of the industry presents substantial consolidation and growth opportunities for companies with access to capital and the ability to implement a disciplined acquisition program. The Company also believes that the extensive experience of its management team in acquiring and effectively integrating acquisition targets should enable the Company to capitalize on these opportunities.

STRATEGY

     The Company's objective is to expand its operations and build a large geographically diversified equipment rental company in the United States and Canada. The Company believes that as it expands it should gain competitive advantages relative to smaller operators, including greater purchasing power, a lower cost of capital, the ability to provide customers with a broader range of equipment and services and with newer and better maintained equipment, and greater flexibility to transfer equipment among locations in response to customer demand. The Company's plan for achieving this objective includes the following key elements:

     Execute Disciplined Acquisition Program. The Company intends to expand through a disciplined acquisition program. The Company will seek to acquire companies of varying size, including relatively large companies to serve as platforms for regional development and smaller companies to complement existing or anticipated locations. In evaluating potential acquisition targets, the Company considers a number of factors, including the quality of the target's rental equipment and management, the opportunities to improve operating margins and increase internal growth at the target, the economic prospects of the region in which the target is located, the potential for additional acquisitions in the region, and the competitive landscape in the target's markets.

     Improve Operating Margins. The Company plans to focus significant efforts on improving operating margins at acquired companies through the efficient integration of new and existing operations, the elimination of duplicative costs, reduction in overhead, and centralization of functions such as purchasing and information technology.

     Increase Internal Growth. The Company believes that a lack of capital has constrained expansion and modernization at many small and mid-sized equipment rental companies and that as a result there is significant potential to increase internal growth at many acquired companies through capital investment. The Company will seek to increase internal growth by investing in additional and more modern equipment, using advanced information technology systems to improve asset utilization and tracking, increasing sales and marketing efforts, expanding and diversifying the customer segments served, expanding the geographic areas served, and opening complementary locations.

     Open New Rental Locations. The Company also intends to grow by selectively opening new rental locations in attractive markets where there are no suitable acquisition targets available or where the cost of a start-up location would be less than the cost of acquiring an existing business.

     Diversify Locations, Equipment Categories and Customers. The Company plans to diversify geographically and to focus on a broad range of equipment categories and customer markets within the equipment rental industry. The Company believes that this will allow it to participate in the overall growth of the equipment rental industry and reduce the Company's sensitivity to fluctuations in regional economic conditions or changes that affect particular market segments. In order to achieve this diversification, the Company will consider expansion opportunities in the United States and Canada and will pursue acquisition candidates with varying equipment mixes and customer specializations.

ACQUISITIONS

     The Company believes that there will continue to be a large number of attractive acquisition opportunities in the equipment rental industry due to the highly fragmented nature of the industry, the inability of many small and mid-sized equipment rental companies to expand and modernize due to capital constraints, and the desire of many long-time owners for liquidity. The Company has an experienced acquisition team, comprised of senior level executives with extensive acquisition, operating and financial experience, that is engaged in identifying and evaluating acquisition candidates and executing the Company's acquisition program. The Company estimates that, since the formation of the Company in September 1997, it has preliminarily reviewed more than 150 potential acquisition candidates and has conducted preliminary market studies or initiated due diligence on more than 50 of these candidates.

     The table below provides certain information concerning the 21 acquisitions completed by the Company to date (through March 11, 1998):

                                                                                  NUMBER OF    YEARS IN      1997
COMPANY                                                        LOCATIONS         RENTAL SITES  BUSINESS    REVENUES
-------                                                  ----------------------  ------------  --------  -------------
                                                                                                         (IN MILLIONS)
1997 ACQUISITIONS:
Mercer Equipment Company                                 North Carolina                3            9         $18.5
A&A Tool Rentals and Sales, Inc.                         California                    2           35          13.8
Coran Enterprises, Inc. (dba A-1 Rents) and affiliate    California                    4           33           9.5
J&J Rental Services                                      Texas                         1           19           8.7
Bronco Hi-Lift, Inc.                                     Colorado                      1           16           6.5
Rent-It Center, Inc.                                     Utah                          1           45           2.9

1998 ACQUISITIONS:
Access Rentals, Inc. and affiliates                      Connecticut; Florida;        19           23          52.3
                                                         Indiana; Minnesota;
                                                         New Jersey; New
                                                         York; Pennsylvania;
                                                         South Carolina;
                                                         Tennessee; Washington;
                                                         Ontario, Canada
BNR Equipment Limited and affiliates                     New York; Ontario,            8           23          24.0
                                                         Canada
Channel Equipment Holdings, Inc. and affiliates          Texas                         4           20          11.5
Mission Valley Rentals, Inc.                             California                    4           22           8.6
Pro-Rentals, Inc.                                        Washington                    6           12           5.9
ASC Equipment Co., Inc.                                  North Carolina                3           21           5.4
Nevada High Reach Equipment, Inc. and affiliate          Nevada                        3           13           4.5
Gene's Village Rental & Sales, Inc.                      South Carolina                2           24           3.6
Manchester Equipment Rental & Sales, Inc.                Connecticut                   1           11           3.3
San Leandro Equipment Rentals Service, Inc.              California                    1           36           3.2
Darien Rental Services, Inc.                             Connecticut                   1           31           1.7
Rents Et. Al., Inc.                                      California                    1           10           1.4
Salisbury Rental Center, Inc.                            North Carolina                1           10           1.3
Anchor Rental, Inc.                                      Connecticut                   1           15           1.0
A-1 Rents of Galveston, Inc.                             Texas                         1           16           0.6

     The aggregate consideration paid by the Company for the Acquired Companies was $176.0 million and consisted of approximately $156.4 million in cash, 1,123,587 shares of Common Stock (including 137,600 shares which are expected to be cancelled as described under Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Consideration Paid for the Acquired Companies"), a convertible note in the principal amount of $300,000, and warrants to purchase an aggregate of 30,000 shares of Common Stock. In addition, the Company repaid or assumed outstanding indebtedness of the Acquired Companies in the aggregate amount of approximately $121.0 million. The Company also agreed in connection with two of the acquisitions to pay additional amounts to the former owners based upon specified future revenues. Such amounts are limited to a maximum of $2.8 million in one case and Cdn$4.0 million in the other case.

START-UP LOCATIONS

     The Company is in the process of developing three start-up locations (one in Florida and two in Texas). These projects were commenced by certain of the Acquired Companies, prior to their having been acquired by the Company, and are being continued by the Company. The Company expects that the Florida location will open in the first quarter of 1998 and that the two Texas locations will open in the second quarter of 1998.

OPERATIONS

     The Company currently operates 68 rental locations in 16 states and Canada. The Company offers for rent a broad array of equipment including light to heavy construction and industrial equipment, general tools and equipment, and special event equipment. The Company also engages in related activities such as selling used rental equipment, acting as a distributor for certain new equipment, and selling related merchandise and parts. The Company's customer base is diverse and includes construction industry participants, industrial companies, and homeowners and other individuals.

 EQUIPMENT RENTAL

     The Company offers for rent a broad array of equipment on a daily, weekly, monthly and multi-month basis. The following are examples of the types of equipment that the Company offers for rent:

     Construction and Industrial: aerial lifts, air compressors, backhoes, boom lifts, bulldozers, cranes, ditching equipment, forklifts, generators, high reach equipment, pumps, scissor lifts, tractors.

     General Tools and Equipment: garden and landscaping equipment, hand tools, high-pressure washers, paint sprayers, power tools, roto tillers.

     Special Event: barbecue grills, china and flatware, fountains, lighting, staging and dance floors, tables and chairs, tents and canopies.

     As of February 13, 1998, the Company's rental equipment included approximately 34,500 units (excluding special event equipment) and had an original purchase price of approximately $225 million and a weighted average age (based on original purchase price) of approximately 3.6 years. The Company estimates that (based on original purchase price) construction and industrial equipment represents approximately 94% of the Company's rental equipment, general tools and equipment represents approximately 5%, and special event equipment represents approximately 1%. The Company also estimates that four categories of construction and industrial equipment (aerial lifts, boom lifts, scissor lifts and high reach equipment) represent approximately 47% of the Company's rental equipment and accounted for approximately 34% of the Company's pro forma revenues in 1997.

     The equipment mix varies at each of the Company's locations, with some locations offering a general mix and some specializing in specific equipment categories. The Company expects that as it integrates the Acquired Companies it will further expand and modernize its rental equipment and expand and diversify the customer markets served by certain locations.

 RELATED OPERATIONS

     In addition to renting equipment, the Company is engaged in a variety of related or complementary activities.

     Sales of Used Equipment. The Company routinely sells used rental equipment to adjust the age and composition of its rental fleet. The Company sells such equipment through a variety of means including sales to the Company's existing rental customers and local customer base, sales to used equipment dealers, and sales through public auctions. The Company also participates in trade-in programs in connection with purchasing new equipment.

     Sales of New Equipment. The Company, at several locations, is a distributor for various tool and equipment manufacturers, including American Honda Motor Co. Inc. (generators and pumps), Edco Manufacturing (surfacing equipment), Genie Industries, Inc. (aerial lifts), Grove Worldwide (aerial platforms), Kubota (earthmoving equipment), Multiquip, Inc. (compaction equipment and compressors), Milwaukee Electric Tool Corporation (power tools), Trak International (loaders and forklifts), Stihl, Inc. (surface preparation equipment) and Wacker (compaction equipment). In general, such manufacturers may terminate the Company's distribution rights at any time.

     Sales of Related Merchandise and Parts. The Company, at most locations, sells a variety of merchandise that may be used in conjunction with rental equipment (such as saw blades, fasteners, drill bits, hard hats, gloves and other safety equipment) and also sells parts.

     Other. The Company at certain locations offers equipment maintenance services to customers for equipment that is owned by the customer. This service is primarily provided with respect to equipment purchased from the Company.

 CUSTOMERS AND SALES AND MARKETING

     The Company on a pro forma basis rented equipment to over 157,000 customers in 1997. No single customer accounted for more than 1% of the Company's pro forma revenues in 1997, and the Company's top 10 customers accounted for less than 2.5% of the Company's pro forma revenues in 1997.

     The composition of the Company's customer base varies widely by location and is determined by several factors, including the equipment mix and marketing focus of the particular location and the business composition of the local economy. The Company's customer base consists of the following general categories: (i) construction industry participants (such as construction companies, contractors and subcontractors), (ii) industrial companies (such as manufacturers, chemical companies, paper mills and utilities), and (iii) homeowners and other individuals. The Company estimates that in 1997 (a) sales to construction industry participants accounted for approximately 75% of the Company's pro forma revenues, (b) sales to industrial companies accounted for approximately 17% of the Company's pro forma revenues, and (c) sales to homeowners and others accounted for approximately 8% of the Company's pro forma revenues.

     The Company markets its products and services through a sales force, which as of February 13, 1998, consisted of approximately 138 store-based salespeople and 115 field-based salespeople. The Company supplements the activities of its sales force through participation in industry trade shows and conferences, direct mailings, and advertising in local industry publications and the yellow pages in the markets it serves.

 PURCHASING

     The Company is in the process of centralizing the purchasing of certain equipment items, particularly large items with a significant cost and items that are purchased in volume. The Company believes that such centralization will give it greater purchasing power with its suppliers and enable it to obtain discounts.

 INFORMATION TECHNOLOGY SYSTEM

     The Company has recently installed a new integrated information technology system. The Company believes that this system should enable the Company to more effectively monitor and manage operations, improve equipment utilization, and facilitate the redeployment of underutilized equipment to other locations. The new system is currently operational at 58 of the Company's existing locations, and the Company expects that the system will be operational at the remaining existing locations by mid-April 1998. The new system replaces the separate systems heretofore used by the Acquired Companies.

     Each of the Company's locations at which the new system is operational is equipped with a workstation that is electronically linked to each of the Company's other locations and to the Company's centralized databases. All rental transactions are entered at these workstations and processed on a real-time basis through a centralized AS400 system located at corporate headquarters. Authorized personnel at each location are able to access the system 24 hours a day in order to determine equipment availability, monitor business activity on a real-time basis, and obtain a wide range of operating and financial data. The data available through the system includes: (i) inventory reports, (ii) accounts receivable information, (iii) customer and vendor information, (iv) price and sales trends by store, region, salesperson, equipment category, or customer, (v) fleet utilization by individual asset or asset class and (vi) financial results by store or region. The system also allows an employee at any location to locate a specific item of equipment throughout a region, determine when it will be available for rental, reserve it for a specific customer, and schedule delivery to the customer's job site or one of the Company's locations.

COMPETITION

     The equipment rental industry is highly fragmented and competitive. The Company's competitors include: public companies or divisions of public companies (such as Hertz Equipment Rental Corporation, Prime Service, Inc., U.S. Rentals, Inc. and Rental Service Corporation); regional competitors which operate in one or more states; small, independent businesses with one or two rental locations; and equipment vendors and dealers who both sell and rent equipment directly to customers. The Company believes that, in general, large companies enjoy significant competitive advantages compared to smaller operators, including greater purchasing power, a lower cost of capital, the ability to provide customers with a broader range of equipment and services and with newer and better maintained equipment, and greater flexibility to transfer equipment among locations in response to customer demand. Certain of the Company's competitors are larger and have greater financial resources than the Company.

ENVIRONMENTAL REGULATION

     The Company uses hazardous materials, such as solvents, to clean and maintain its rental equipment and generates and disposes of wastes such as used motor oil, radiator fluid, solvents and batteries. In addition, the Company currently dispenses, or may in the future dispense, petroleum products from underground and above-ground storage tanks located at certain rental locations. These and other activities of the Company are subject to various federal, state and local laws and regulations governing the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes.
Under such laws, an owner or lessee of real estate may be liable for, among other things, (i) the costs of removal or remediation of certain hazardous or toxic substances located on, in, or emanating from, such property, as well as related costs of investigation and property damage and substantial penalties for violations of such laws, and (ii) environmental contamination at facilities where its waste is or has been disposed. Such laws often impose such liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. Although the Company investigates each business or property that it acquires or leases and believes there are no existing material liabilities relating to non-compliance with environmental laws and regulations, there can be no assurance that there are no undiscovered potential liabilities relating to non-compliance with environmental laws and regulations, that historic or current operations have not resulted in undiscovered conditions that will require investigation and/or remediation under environmental laws, or that future uses or conditions will not result in the imposition of environmental liability upon the Company or expose the

Company to third-party actions such as tort suits. Furthermore, there can be no assurance that changes in environmental regulations in the future will not require the Company to make significant capital expenditures to change methods of disposal of hazardous materials or otherwise alter aspects of its operations.

EMPLOYEES

     At February 13, 1998, the Company employed 1,197 persons, including 31 corporate and regional management employees, 913 operational employees and 253 sales people. Of these employees, 346 are salaried personnel and 851 are hourly personnel. Collective bargaining agreements relating to nine separate locations cover approximately 83 of the Company's employees. The Company considers its labor relations to be good.

FACTORS THAT MAY INFLUENCE FUTURE RESULTS AND ACCURACY OF
FORWARD-LOOKING STATEMENTS

     The Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. However, actual results may materially differ from the Company's expectations, statements or projections. Factors that could cause actual results to differ from the Company's expectations, statements or projections include the risks and uncertainties relating to the Company's business described below.

 RISKS RELATING TO GROWTH STRATEGY

     Principal components of the Company's growth strategy include continued expansion through an ongoing acquisition program, the opening of start-up locations, and internal growth. However, there can be no assurance that the Company will successfully implement its growth strategy or that, if implemented, such strategy will result in continued profitability. The Company's growth strategy involves a number of risks and uncertainties, including:

     Availability of Acquisition Targets and Sites for Start-up Locations. The Company may encounter substantial competition in its efforts to identify and acquire appropriate acquisition candidates and sites for start-up locations, which could have the effect of increasing prices for acquisitions or such sites. There can be no assurance that the Company will succeed in identifying appropriate acquisition candidates or sites for start-up locations or that the Company will be able to acquire any acquisition candidate or site that it does identify on terms that are acceptable to the Company.

     Need to Integrate New Operations. As the Company grows, the Company intends to focus substantial efforts on the efficient integration of new operations, the elimination of duplicative costs and the reduction of overhead. There can be no assurance, however, that the Company will be successful in these efforts or that these efforts may not in certain circumstances adversely affect existing operations.

     Need to Recruit Additional Personnel. The Company will require additional personnel in order to implement its growth strategy and support expanded operations. Accordingly, the Company is in the process of recruiting additional operating, acquisition, finance and other personnel from the equipment rental industry and from other industries. There can be no assurance, however, that the Company will succeed in recruiting the requisite qualified personnel as and when needed.

     Certain Risks Related to Start-up Locations. The Company expects that start-up locations may initially have a negative impact on results of operations and margins due to several factors, including: (i) the Company will incur significant start-up expenses in connection with establishing each start-up location and (ii) it will generally take some time following the commencement of operations at a start-up location before profitability can be achieved. There can be no assurance that any start-up location will become profitable within the first several years of operations, if at all.

 DEPENDENCE ON ADDITIONAL CAPITAL TO FINANCE GROWTH

     The Company's growth strategy will require substantial capital investment. Capital will be required by the Company for, among other purposes, completing acquisitions, establishing new rental locations, integrating completed acquisitions, acquiring rental equipment and maintaining the condition of its rental equipment. The Company intends to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that cash generated internally and cash available under the Company's existing credit facility is not sufficient to provide the capital required for such purposes and future operations, the Company will require additional debt and/or equity financing in order to provide for such capital. There can be no assurance, however, that such financing will be available or, if available, will be available on terms satisfactory to the Company. Failure by the Company to obtain sufficient additional capital in the future could limit the Company's ability to implement its business strategy. Future debt financings, if available, may result in increased interest and amortization expense, increased leverage and decreased income available to fund further acquisitions and expansion, and may limit the Company's ability to withstand competitive pressures and render the Company more vulnerable to economic downturns. Future equity financings may dilute the equity interest of existing stockholders.

 POSSIBLE UNDISCOVERED LIABILITIES OF ACQUIRED COMPANIES

     Although the Company performs a due diligence investigation of each business that it acquires, there may nevertheless be liabilities of the Acquired Companies or future acquired companies that the Company fails or is unable to discover during its due diligence investigation and for which the Company, as a successor owner, may be responsible. The Company seeks to minimize the impact of these liabilities by obtaining indemnities and warranties from the seller which may be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, amount, or duration, the financial limitations of the indemnitor or warrantor, or other reasons.

 DEPENDENCE ON MANAGEMENT

     The Company is highly dependent upon its senior management team. The loss of the services of any member of senior management may have a material adverse effect on the Company. The Company's credit facility provides that the failure of certain members of the Company's current senior management to continue to hold executive positions with the Company for a period of 30 consecutive days constitutes an event of default under the credit facility unless replacement officers satisfactory to the lenders are appointed. See Item 7-- "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources." The Company does not presently maintain "key man" life insurance with respect to members of senior management.

 RECENTLY INSTALLED INTEGRATED INFORMATION TECHNOLOGY SYSTEM

     The Company has recently installed a new integrated information technology
system as described under "--Information Technology System."   The new system is
currently operational at 58 of the Company's existing locations, and the Company expects that the system will be operational at the remaining existing locations by mid-April 1998. However, there can be no assurance that the Company will not encounter unexpected delays. Furthermore, in view of the recent installation of the system, there can be no assurance that the system will
function in accordance with the Company's expectations.   Failure of the system
to function as expected could negatively impact the Company's ability to implement its growth strategy.

 COMPETITION

     The equipment rental industry is highly fragmented and competitive.
Certain of the Company's competitors are larger and have greater financial resources than the Company. There can be no assurance that the Company will not encounter increased competition from existing competitors or new market entrants or that equipment manufacturers will not commence, or increase their efforts, to rent or sell equipment directly to the Company's customers. In addition, to the extent that competitors seek to gain or retain market share by reducing prices, the Company may be required to lower its prices, thereby affecting operating results.

 SENSITIVITY TO GENERAL ECONOMIC AND WEATHER CONDITIONS

     The Company believes that the equipment rental business is sensitive to changes in economic conditions and that demand for rental equipment can be reduced significantly by adverse weather conditions. There can be no assurance that the Company's business and financial condition will not be adversely affected by (i) changes in general economic conditions, including national, regional and local changes in construction and industrial activity, (ii) increases in interest rates that may result in a higher cost of capital to the Company, or (iii) adverse weather conditions that may decrease construction and industrial activity.

 QUARTERLY FLUCTUATIONS OF OPERATING RESULTS

     The Company expects that its revenues and operating results may fluctuate from quarter to quarter due to a number of factors, including: seasonal rental patterns of the Company's customers (with rental activity tending to be lower in the winter); changes in general economic conditions in the Company's markets; the timing of acquisitions and the opening of start-up locations (which generally will require a period of time to become profitable) and related costs; the effect of the integration of acquired businesses and start-up locations; the timing of expenditures for new equipment and the disposition of used equipment; and price changes in response to competitive factors. These factors, among others, may result in the Company's results of operations in some future periods not meeting expectations, which could have a material adverse impact on the market price of the Common Stock.

 LIABILITY AND INSURANCE

     The Company is subject to various possible claims, including claims for personal injury or death caused by equipment rented or sold by the Company or motor vehicle accidents involving Company delivery and service personnel and compensation and other employment related claims. The Company carries a broad range of insurance for the protection of its assets and operations. However, such coverage is subject to a deductible of $250,000 and limited to a maximum of $25 million per occurrence. In addition, the Company does not maintain insurance coverage for environmental liability, since the Company believes that the cost for such coverage is high relative to the benefit that it provides. Furthermore, certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by the Company's insurance. There can be no assurance that insurance will continue to be available to the Company on economically reasonable terms, if at all, that existing or future claims will not exceed the level of the Company's insurance or relate to matters not covered by the Company's insurance (such as environmental liability), or that the Company will have sufficient capital available to pay any uninsured claims.

 ENVIRONMENTAL REGULATION

     As described under "--Environmental Regulation," certain activities of the Company are subject to various federal, state and local laws and regulations governing the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. Under such laws, an owner or lessee of real estate may be liable for, among other things, (i) the costs of removal or remediation of certain hazardous or toxic substances located on, in, or emanating from, such property, as well as related costs of investigation and property damage and substantial penalties for violations of such laws, and (ii) environmental contamination at facilities where its waste is or has been disposed. Such laws often impose such liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. Although the Company investigates each business or property that it acquires or leases and believes there are no existing material liabilities relating to non-compliance with environmental laws and regulations, there can be no assurance that there are no undiscovered potential liabilities relating to non-compliance with environmental laws and regulations, that historic or current operations have not resulted in undiscovered conditions that will require investigation and/or remediation under environmental laws, or that future uses or conditions will not result in the imposition of environmental liability upon the Company or expose the Company to third-party actions such as tort suits. Furthermore, there can be no assurance that changes in environmental regulations in the future will not require the Company to make significant capital expenditures to change methods of disposal of hazardous materials or otherwise alter aspects of its operations.

ITEM 2.  PROPERTIES

     The Company currently operates 68 rental locations (60 in the United States and 8 in Canada). The rental locations in the United States are in the following 16 states: California (12), Colorado (1), Connecticut (4), Florida
(2), Indiana (1), Minnesota (2), New York (7), New Jersey (1), Nevada (3), North Carolina (7), Pennsylvania (1), South Carolina (3), Tennessee (2), Texas (6), Utah (1), and Washington (7). The rental locations in Canada are all in Ontario. The Company's rental locations generally include facilities for displaying equipment and, depending on the location, may include separate equipment service areas and storage areas.

     The Company leases each of its rental locations under leases providing for various terms, including (i) 33 leases that provide for a remaining term of more than five years (of which 30 provide for a renewal option), (ii) 19 leases that provide for a remaining term of between one and five years (of which 10 provide for a renewal option), (iii) eight leases that provide for a remaining term of less than one year (of which five provide for a renewal option) and (iv) eight leases that are on a month-to-month basis. These leases were entered into (or assumed) in connection with the acquisitions of the Acquired Companies and most of the lessors are the former owners of these companies. The Company believes that its leases generally reflect market terms.

     The Company maintains a fleet of vehicles that is used for delivery, maintenance and sales functions. A portion of this fleet is owned and a portion leased and, as of February 13, 1998, this fleet included 615 vehicles.

     The Company's corporate headquarters are located in Greenwich, Connecticut, where it leases approximately 15,000 square feet under a lease that extends until 2001 (subject to extension rights).

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to various litigation matters, in most cases involving ordinary and routine claims incidental to the business of the Company. The ultimate legal and financial liability of the Company with respect to such pending litigation cannot be estimated with certainty but the Company believes, based on its examination of such matters, that such ultimate liability will not have a material adverse effect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, no matter was submitted to a vote of the security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY  AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock commenced trading on the New York Stock Exchange on December 18, 1997 under the symbol "URI." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported by the New York Stock Exchange.


                                               PRICE RANGE
                                               -----------
1997                                         HIGH       LOW
----                                         ----       ---
Fourth Quarter (from December 18, 1997)     $19 5/16   $14 3/8

1998
----
First Quarter (through March 11, 1998)...     27 3/8    17 1/4


     As of March 5, 1998, there were approximately 151 holders of record of the Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of the Common Stock is held of record in broker "street names."

DIVIDENDS

     The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company currently has no plans to pay dividends on its Common Stock. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. Under the terms of the Company's credit facility, the Company is prohibited from paying dividends on its Common Stock. In addition, under Delaware law, the Company is prohibited from paying any dividends unless it has capital surplus or net profits available for this purpose. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

SALES OF UNREGISTERED SECURITIES IN 1997

     Set forth below is a listing of all sales by the Company of unregistered securities during the period from August 14, 1997 (the date the Company was incorporated) through December 31, 1997. All such sales were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act (and, in the case of the private placement described in paragraph 3 below, Regulation D thereunder), as they were transactions not involving a public offering. The consideration paid to the Company in respect of each issuance was cash, unless otherwise indicated. All sales described below were made by the Company without the assistance of any underwriters.

      1. In September, October, November and December 1997, the Company issued an aggregate of 12,910,714 shares of Common Stock and 6,342,858 warrants to certain officers of the Company (including, in certain cases, one or more entities controlled by the officer) for an aggregate amount of $46.01 million (not including 240,000 shares that were issued in the private placement described in paragraph 3 below to a person who subsequently became a director). Such warrants provide for an exercise price of $10.00 per share. See Item 10-- "Directors and Executive Officers of the Registrant--Capital Contributions by Officers and Directors."

      2. In October 1997, the Company sold an aggregate of 118,572 shares of Common Stock to five employees of the Company and one consultant at a price of $3.50 per share.

      3. In September 1997, the Company in a private placement sold an aggregate of 2,496,121 shares of Common Stock, at a price of $3.50 per share, to 51 accredited investors. Such sale was made in accordance with Regulation D promulgated under the Act.

      4. In October 1997, the Company issued 318,712 shares of Common Stock as part of the consideration for an acquisition. The Company expects that 137,600 shares of such shares will be cancelled as described under Item 7--"Management's Discussion and Analysis of Financial Conditions and Results of Operations-- Consideration Paid for the Acquired Companies."

      5. In October 1997, the Company issued, in connection with certain acquisitions, (i) a convertible note in the principal amount of $300,000 which provides for a conversion price of $16.20 per share and (ii) a convertible note in the principal of $200,000 which provides for a conversion price of $13.50 per share.

      6. In 1997, the Company granted to employees options with respect to 904,583 shares of Common Stock. Such options have exercise prices ranging from $10.00 per share to $30.00 per share and a weighted average exercise price of $12.76 per share.

      7. In November 1997, the Company issued (i) 5,000 shares of Common Stock as compensation for certain recruiting services and (ii) a warrant to purchase 1,200 shares of Common Stock (at a $10.00 per share exercise price) as compensation for certain consulting services.

CERTAIN INFORMATION CONCERNING THE COMPANY'S INITIAL PUBLIC OFFERING

      Set forth below is certain information concerning the Company's initial public offering (the "Offering").

      1. Prior to commencing the Offering, the Company filed a registration statement (the "Registration Statement") with the Securities and Exchange Commission (the "Commission"), pursuant to the Act, in order to register the shares of the Common Stock that the Company proposed to offer. The Commission file number assigned to the Registration Statement is 333-39117. The Registration Statement was declared effective by the Commission on December 18, 1997.

      2. The Offering commenced on December 3, 1997 and was completed on December 23, 1997.

      3. The underwriters for the Offering were Merrill Lynch & Co.; Donaldson, Lufkin & Jenrette Securities Corporation; and Deutsche Morgan Grenfell (together with their respective international affiliates).

      4. The Registration Statement set forth a "Proposed Maximum Aggregate Offering Price" of $112,700,000.

      5. The Company sold in the Offering an aggregate of 8,050,000 shares of Common Stock at an initial public offering price of $13.50 per share. The aggregate public offering price of the shares sold in the Offering was $108,675,000.

      6. During the period from December 18, 1997 (the effective date of the Registration Statement) through December 31, 1997, the total expenses paid by the Company related to the Offering (determined on a cash basis) was $7,864,250 and consisted of the following:

      a. $7,607,250 paid to the underwriters in respect of the underwriting discount;
      b.  $257,000 of other expenses.

      7. None of the payments described in paragraph 6 above represented a direct or indirect payment to (i) directors, officers or general partners of the Company or to their associates, (ii) persons owning 10% or more of any class of equity securities of the Company or
(iii) affiliates of the Company.

      8. After deducting the payments described in paragraph 6 above, the amount of Offering proceeds that remained was $100,810,750. The Company used $35.0 million of such proceeds to repay outstanding indebtedness under the Company's revolving credit facility. As of December 31, 1997, the balance of such proceeds was invested in temporary investments consisting of short-term, tax-exempt securities.

ITEM 6.  SELECTED FINANCIAL DATA

     The Company commenced rental operations in October 1997 by acquiring six established rental companies (the "Initial Acquired Companies") and acquired 15
additional companies in the first two months of 1998.   The following table
presents selected financial data for the Company and the Initial Acquired Companies. The data with respect to the Initial Acquired Companies is on a combined basis. The data presented below with respect to the Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of the Company included elsewhere in this Report and Item 7-- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           COMBINED INITIAL ACQUIRED COMPANIES                   COMPANY
                                              ------------------------------------------------------------  -----------------
                                                                                                               PERIOD FROM
                                                                                             PERIOD FROM    AUGUST 14, 1997
                                                         YEAR ENDED DECEMBER 31,             JANUARY 1,       (INCEPTION)
                                              --------------------------------------------- 1997 THROUGH        THROUGH
                                                                                             ACQUISITION      DECEMBER 31,
                                                    1993       1994       1995       1996      DATE(1)            1997
                                              ------------- ---------- ---------- --------- --------------- -----------------
INCOME STATEMENT DATA:
Total revenues                                   $32,549    $38,179    $44,159    $51,889         $49,200            $10,633
Total cost of operations                          22,961     24,829     28,563     34,737          32,677              6,822
                                                ---------  ---------  ---------  ---------       ---------          ---------
Gross profit                                       9,588     13,350     15,596     17,152          16,523              3,811
Selling general and   administrative expense       7,772      9,898     11,537     12,435          12,021              3,311
Non-rental depreciation
 and amortization                                    300        427        502        527             472                262
                                                ---------  ---------  ---------  ---------       ---------          ---------
Operating income                                   1,516      3,025      3,557      4,190           4,030                238
Interest expense                                     770        846      1,416      2,123           2,288                454
Other income                                        (336)      (412)      (306)      (412)           (382)              (270)
                                                ---------  ---------  ---------  ---------       ---------          ---------
Income before taxes                                1,082      2,591      2,447      2,479           2,124                 54
Pro forma income taxes(2)                            433      1,036        979        992             850                 20
                                                ---------  ---------  ---------  ---------       ---------          ---------
Pro forma net income(2)                          $   649    $ 1,555    $ 1,468    $ 1,487         $ 1,274            $    34
                                                =========  =========  =========  =========       =========          =========
Basic earnings per share                                                                                               $0.00
                                                                                                                    =========
Diluted earnings per share                                                                                             $0.00
                                                                                                                    =========
Depreciation and
 amortization                                    $ 4,207    $ 5,340    $ 6,630    $ 8,579         $ 7,344            $ 1,301
EBITDA(3)                                        $ 5,723    $ 8,365    $10,187    $12,769         $11,374            $ 1,539
Dividends on Common                                                                                    --                 --
 Stock

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                COMBINED INITIAL ACQUIRED COMPANIES          COMPANY
                            --------------------------------------------  --------------
                                        AS OF DECEMBER 31,                     AS OF
                            --------------------------------------------    DECEMBER 31,
                               1993        1994        1995        1996        1997
                            ----------  ----------  ----------  --------  --------------
BALANCE SHEET DATA:

Cash and cash equivalents     $ 2,374     $ 2,349     $ 4,193     $ 3,227     $ 68,608

Rental equipment, net          10,730      14,270      20,244      27,145       33,408

Total assets                   20,380      25,254      37,022      43,681      169,110

Debt                           10,104      12,608      21,267      25,959        1,074

Stockholders' equity            9,003       9,638      10,941      12,308      157,730

---------------------------------
(1) Acquisition Date represents with respect to each Initial Acquired Company the date in October 1997 on which such Initial Acquired Company was acquired by the Company.

(2) Certain of the Acquired Companies had elected to be treated as Subchapter S Corporations prior to being acquired by the Company. In general, the income or loss of a Subchapter S Corporation is passed through to its owners rather than being subjected to taxes at the entity level. Pro forma net income or loss for the Initial Acquired Companies reflects a provision for income taxes as if all such companies were liable for federal and state income taxes as taxable corporate entities for all periods presented.

(3) As used herein, "EBITDA" means net income less non-operating income plus interest, non-operating expenses, income taxes, depreciation, amortization and other non-cash items. Management believes that EBITDA, as presented, represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects the earnings trends of the Company without the impact of interest, income taxes, non-operating income and expenses and certain non-cash charges. EBITDA is not intended as an alternative to cash flow from operating activities as a measure of liquidity or as an alternative to net income as an indicator of the Company's operating performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Report. Certain of the statements contained in such discussion are forward looking in nature. These statements are generally identified by the inclusion of phrases such as "the Company expects," "the Company anticipates," "the Company believes," "the Company estimates," and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under Item 1--"Business--Factors that May Influence Future Results and Accuracy of Forward-Looking Statements."

GENERAL

     The Company was organized in August 1997 and commenced equipment rental operations in October 1997 by acquiring six established rental companies. The Company acquired 15 additional companies in the first two months of 1998. Each of the acquisitions completed by the Company to date has been accounted for as a purchase.

     The Acquired Companies primarily derived revenues from the following sources: (i) equipment rental (including additional fees that may be charged for equipment delivery, fuel, repair of rental equipment, and damage waivers),
(ii) the sale of used rental equipment, (iii) the sale of new equipment, and
(iv) the sale of related merchandise and parts.

     Cost of operations consists primarily of depreciation costs associated with rental equipment, the cost of repairing and maintaining rental equipment, the cost of used and new equipment sold, personnel costs, occupancy costs, supplies, and expenses related to information systems. The Company records rental equipment expenditures at cost and depreciates equipment using the straight-line method over the estimated useful life (which ranges from 2 to 10 years), after giving effect to an estimated salvage value of 0% to 10% of cost.

     Selling, general and administrative expense includes advertising and marketing expenses, management salaries, and clerical and administrative overhead.

     Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and depreciation expense associated with leasehold improvements and (ii) the amortization of intangible assets. The Company's intangible assets include goodwill, which represents the excess of the purchase price of acquired companies over the estimated fair market value of the assets acquired.

     The Company's acquisition of the Acquired Companies changed the cost structures of these companies due to changes relating to depreciation and amortization, interest expense, compensation to former owners and lease expense for real estate. In view of these changes, the Company believes that the pre-acquisition historical results of the Acquired Companies are not indicative of future results.

CONSIDERATION PAID FOR THE ACQUIRED COMPANIES

     The aggregate consideration paid by the Company for the Acquired Companies was $176.0 million and consisted of approximately $156.4 million in cash, 1,123,587 shares of Common Stock (including 137,600 shares which are expected to be cancelled as described below), a convertible note in the principal amount of $300,000, and warrants to purchase an aggregate of 30,000 shares of Common Stock. In addition, the Company repaid or assumed outstanding indebtedness of the Acquired Companies in the aggregate amount of $121.0 million. The Company also agreed in connection with two of the acquisitions to pay the former owners additional amounts based upon specified future revenues. Such amounts are limited to a maximum of $2.8 million in one case and Cdn$4.0 million in the other case.

     The purchase agreement relating to the acquisition of one of the Acquired Companies provides that the stock consideration paid by the Company in connection with such acquisition is subject to adjustment based upon the trading price of the Common Stock during the 60-day period commencing December 18, 1997. In accordance with such provision, the Company expects that 137,600 shares of Common Stock issued by the Company in connection with such acquisition will be cancelled.

HISTORICAL RESULTS OF OPERATIONS

     The Company's historical financial statements included herein cover the period from August 14, 1997 (inception) through December 31, 1997. The Company believes that its historical results for such period do not fully reflect its current operations in view of the fact that (i) the results of the six companies acquired in October 1997 are reflected in such financial statements for only a portion of the period covered thereby and (ii) the results of the 15 companies acquired in the first two months of 1998 are not reflected in such financial statements.

     Revenues. Total revenues were $10.6 million for the period from August 14, 1997 through December 31, 1997. Equipment rental revenues accounted for 66.0% of such revenues.

     Gross Profit. For the period from August 14, 1997 through December 31, 1997, the gross profit margin was (i) 39.6% from equipment rentals, (ii) 47.8% from sales of rental equipment and (iii) 21.2% from sales of new equipment, merchandise and other revenues.

     Selling, General and Administrative Expense. For the period from August 14, 1997 through December 31, 1997, selling, general and administrative expense was $3.3 million or 31.1% of total revenues.

     Non-rental Depreciation and Amortization. For the period from August 14, 1997 through December 31, 1997, non-rental depreciation and amortization was $262,000 or 2.5% of total revenues.

     Interest Expense. For the period from August 14, 1997 through December 31, 1997, interest expense was $454,000. Interest expense principally related to borrowings made under the Company's credit facility in order to fund a portion of the purchase price of the six acquisitions completed in 1997.

     Income Taxes. The Company's effective income tax rate for the period from August 14, 1997 through December 31, 1997 was 37.9%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its cash requirements to date from (i) the sale of Common Stock and warrants in private placements to the officers and directors of the Company for aggregate consideration of $46.8 million, (ii) other sales of Common Stock in private placements for aggregate consideration of $7.9 million,
(iii) the sale of shares of Common Stock in the Company's initial public offering in December 1997 for aggregate consideration of $101.1 million (after deducting the underwriting discount) and (iv) borrowings under the Company's Credit Facility.

     On March 11, 1998, the Company completed a public offering of 8,625,000 shares of Common Stock (the "Offering"). The estimated net proceeds to the Company from the Offering were approximately $207.4 million (after deducting the underwriting discount and estimated offering expenses). The Company used $132.7 million of the net proceeds from the Offering to repay all outstanding indebtedness under the Company's credit facility (which is described below) and expects to use the balance of such net proceeds for future acquisitions, capital expenditures and general corporate purposes.

     The Company has a credit facility (the "Credit Facility") which enables the Company to borrow up to $155 million on a revolving basis. The facility terminates on October 8, 2000, at which time all outstanding indebtedness is due. Up to $10 million of the Credit Facility is available in the form of letters of credit. Borrowings under the Credit Facility accrue interest, at the Company's option, at either (a) the Floating Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% and (ii) Bank of America's reference rate, in each case, plus a margin ranging from 0% to 0.25% per annum) or (b) the Eurodollar Rate (which is equal to Bank of America's reserve adjusted eurodollar rate plus a margin ranging from 1.5% to 2.5% per annum). As described above, the Company used a portion of the net proceeds from the Offering to repay the outstanding indebtedness under the Credit Facility and, consequently, there was no outstanding indebtedness under the Credit Facility as of March 11, 1998.

     The Company is currently in negotiations to increase the size of the Credit Facility to approximately $300 million. The Company expects such increase to become effective in March

1998. There can be no assurance, however, that such increase will become effective within such time frame, if at all.

     The Credit Facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to: (a) maintenance of minimum net worth, (b) the ratio of debt to net worth, (c) interest coverage ratio, (d) the ratio of funded debt to cash flow, and (e) the ratio of senior debt to tangible assets. The Credit Facility also contains certain covenants that restrict the Company's ability to, among other things,
(i) incur additional indebtedness, (ii) permit liens to attach to its assets,
(iii) enter into operating leases requiring payments in excess of specified amounts, (iv) declare or pay dividends or make other restricted payments with respect to its equity securities (including the Common Stock) or subordinated debt, (v) sell assets, (vi) make acquisitions unless certain financial conditions are satisfied, and (vii) engage in any line of business other than the equipment rental industry. The Credit Facility provides that the failure by any two of Messrs. Jacobs, Milne, Nolan and Miner to continue to hold executive positions with the Company for a period of 30 consecutive days constitutes an event of default under the Credit Facility unless replacement officers satisfactory to the lenders are appointed. The Credit Facility is also subject to other customary events of default. The Credit Facility is secured by substantially all of the assets of United Rentals, Inc. and by the stock and assets of its subsidiaries.

     The Company's principal existing source of cash are (i) the portion of the net proceeds of the Offering that has not been used to repay indebtedness, (ii) borrowings under the Credit Facility and (iii) cash generated from operations. The Company estimates that such sources will be sufficient to fund the cash required for the Company's existing operations (not including new acquisitions or start-up locations that are not currently under development, which may require additional financing as discussed below) for at least the next 12 months.

     The Company expects that over the next 12 months its principal needs for cash relating to its operations will be to fund (i) operating activities and working capital, (ii) the purchase of equipment on an ongoing basis to maintain the quality and competitiveness of its existing rental equipment, (iii) the purchase of equipment required to expand and modernize the rental equipment at certain locations, (iv) the purchase of equipment and other items required to maintain sufficient inventory of the new equipment and related merchandise and parts that the Company offers for sale, and (v) the installation of an integrated information technology system.

     The Company estimates that equipment expenditures for its existing locations will be in the range of $25 million to $30 million over the next 12 months. In addition, the Company expects that it will be required to make equipment expenditures in connection with new acquisitions. The Company cannot quantify at this time the amount of such equipment expenditures.

     Principal elements of the Company's strategy include expansion through a disciplined acquisition program and the opening of new rental locations. The Company expects to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. The Company expects that cash required for future acquisitions and start-up locations will be provided by a combination of borrowings under the Credit Facility, cash generated from operations, and future debt or equity financings. There can be no assurance that any such future debt or equity financings will be available or, if available, will be on terms satisfactory to the Company.

     The Company is in the process of developing three start-up locations.  See
Item 1--"Business--Start-up Locations." The Company estimates that the aggregate costs associated with such start-up locations will be in the range of $2.5 million to $3.5 million (including expenditures of approximately $1.1 million incurred to date). The Company believes that cash generated from operations and borrowings under the Credit Facility will be sufficient to fund these costs without additional debt or equity financings.

     The Company has recently installed a new integrated information technology system as described under Item 1--"Business--Information Technology System." The new system is currently operational at 58 of the Company's existing locations, and the Company expects that the system will be operational at the remaining existing locations by mid-April 1998. The Company estimates that the cost of installing such system at the Company's existing 68 locations and up to 22 additional locations will be approximately $6.5 million (including approximately $5.2 million expended to date). The Company believes that the system is year 2000 compliant.

FLUCTUATIONS IN OPERATING RESULTS

     The Company expects that its revenues and operating results may fluctuate from quarter to quarter due to a number of factors, including: seasonal rental patterns of the Company's customers (with rental activity tending to be lower in the winter); changes in general economic conditions in the Company's markets; the timing of acquisitions and the opening of start-up locations and related costs; the effect of the integration of acquired businesses and start-up locations; the timing of expenditures for new equipment and the disposition of used equipment; and price changes in response to competitive factors.

     The Company is continually involved in the investigation and evaluation of potential acquisitions. In accordance with generally accepted accounting principles, the Company capitalizes certain direct out-of-pocket expenditures (such as legal and accounting fees) relating to potential or pending acquisitions. Indirect acquisition costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred. The Company's policy is to charge against earnings any capitalized expenditures relating to any potential or pending acquisition that the Company determines will not be consummated. There can be no assurance that the Company in future periods will not be required to incur a charge against earnings in accordance with such policy, which charge, depending upon the magnitude thereof, could adversely affect the Company's results of operations.

     The Company will be required to incur significant start-up expenses in connection with establishing each start-up location. Such expenses may include, among others, pre-opening expenses related to setting up the facility, training employees, installing information systems and marketing.

The Company expects that in general start-up locations will initially operate at a loss or at less than normalized profit levels. Consequently, the opening of a start-up location may negatively impact the Company's margins until the location achieves normalized profitability.

     There may be a lag between the time that the Company purchases new equipment and begins to incur the related depreciation and interest expenses and the time that the equipment begins to generate revenues at normalized rates. As a result, the purchase of new equipment, particularly equipment purchased in connection with expanding and diversifying the Company's rental equipment, may periodically reduce margins.

GENERAL ECONOMIC CONDITIONS AND INFLATION

     The Company's operating results may be adversely affected by (i) changes in general economic conditions, including national, regional and local changes in construction and industrial activity, (ii) increases in interest rates that may result in a higher cost of capital to the Company, or (iii) adverse weather conditions that may decrease construction and other industrial activity. Although the Company cannot accurately anticipate the effect of inflation on its operations, the Company believes that inflation has not had, and is not likely in the foreseeable future to have, a material impact on its results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt the provisions of these Statements in fiscal year 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a primary financial statement. The Company is currently evaluating the reporting formats recommended under this Statement. SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. The Company continues to evaluate the provisions of SFAS No. 131 and, upon adoption, the Company may report operating segments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
(1)  Consolidated Financial Statements:

       Report of Independent Auditors                                       28

       Consolidated Balance Sheet--December 31, 1997                        29

       Consolidated Statement of Operations for the period from August
       14, 1997 (Inception) to December 31, 1997                            30

       Consolidated Statement of Stockholders' Equity for the period from
       August 14, 1997 (Inception) to December 31, 1997                     31

       Consolidated Statement of Cash Flows for the period from August
       14, 1997 (Inception) to December 31, 1997                            32

       Notes to Consolidated Financial Statements                           33

(2)  Financial Statement Schedule:

       Schedule II Valuation and Qualifying Accounts                        40

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
United Rentals, Inc.

  We have audited the accompanying consolidated balance sheet of United Rentals, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows from August 14, 1997 (Inception) to December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of United Rentals, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. and subsidiaries at December 31, 1997, and the consolidated results of its operations and its cash flows from August 14, 1997 (Inception) to December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

MetroPark, New Jersey
January 30, 1998,
except for Note 11, as
to which the date is
March 11, 1998

                              UNITED RENTALS, INC.

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1997

                              ASSETS
Cash and cash equivalents......................................... $ 68,607,528
Accounts receivable, net of allowance for doubtful accounts of
 $1,161,000.......................................................    7,494,636
Inventory.........................................................    3,827,446
Prepaid expenses and other assets.................................    2,966,822
Rental equipment, net.............................................   33,407,561
Property and equipment, net.......................................    2,272,683
Intangible assets, net of accumulated amortization of $241,000....   50,533,736
                                                                   ------------
                                                                   $169,110,412
                                                                   ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable................................................ $  5,697,830
  Debt............................................................    1,074,474
  Deferred taxes..................................................      198,249
  Accrued expenses and other liabilities..........................    4,409,828
                                                                   ------------
    Total liabilities.............................................   11,380,381
Commitments and contingencies
Stockholders' equity:
  Preferred stock--$.01 par value, 5,000,000 shares authorized, no
   shares issued and outstanding..................................          --
  Common stock--$.01 par value, 75,000,000 shares authorized,
   23,899,119 shares issued and outstanding.......................      238,991
  Additional paid-in capital......................................  157,457,418
  Retained earnings...............................................       33,622
                                                                   ------------
    Total stockholders' equity....................................  157,730,031
                                                                   ------------
                                                                   $169,110,412
                                                                   ============


                            See accompanying notes.

                              UNITED RENTALS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                AUGUST 14, 1997 (INCEPTION) TO DECEMBER 31, 1997

Revenues:
  Equipment rentals............................................... $ 7,018,564
  Sales of rental equipment.......................................   1,011,071
  Sales of new equipment, merchandise and other revenues..........   2,603,763
                                                                   -----------
Total revenues....................................................  10,633,398
Cost of revenues:
  Cost of equipment rentals, excluding depreciation...............   3,203,209
  Depreciation of rental equipment................................   1,038,747
  Cost of rental equipment sales..................................     527,523
  Cost of new equipment and merchandise sales and other operating
   costs..........................................................   2,052,639
                                                                   -----------
Total cost of revenues............................................   6,822,118
                                                                   -----------
Gross profit......................................................   3,811,280
Selling, general and administrative expenses......................   3,311,669
Non-rental depreciation and amortization..........................     262,102
                                                                   -----------
Operating income..................................................     237,509
Interest expense..................................................     454,072
Other (income) expense............................................    (270,701)
                                                                   -----------
Income before provision for income taxes..........................      54,138
Provision for income taxes........................................      20,516
                                                                   -----------
Net income........................................................ $    33,622
                                                                   ===========
Basic earnings per share.......................................... $      0.00
                                                                   ===========
Diluted earnings per share........................................ $      0.00
                                                                   ===========


                            See accompanying notes.

                              UNITED RENTALS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               AUGUST 14, 1997 (INCEPTION) TO DECEMBER 31 , 1997

                                         COMMON STOCK
                                      -------------------  ADDITIONAL
                                        NUMBER              PAID-IN    RETAINED
                                      OF SHARES   AMOUNT    CAPITAL    EARNINGS
                                      ---------- -------- ------------ --------
Balance, August 14, 1997 (Incep-
 tion)...............................        --  $    --  $        --  $   --
  Issuance of common stock and war-
   rants............................. 23,899,119  238,991  157,457,418
  Net income.........................                                   33,622
                                      ---------- -------- ------------ -------
Balance, December 31, 1997........... 23,899,119 $238,991 $157,457,418 $33,622
                                      ========== ======== ============ =======



                            See accompanying notes.

                              UNITED RENTALS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                AUGUST 14, 1997 (INCEPTION) TO DECEMBER 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................................  $     33,622
Adjustments to reconcile net income to net cash provided by oper-
 ating activities:
  Depreciation and amortization..................................     1,300,849
  Gain on sale of rental equipment...............................      (483,548)
  Deferred taxes.................................................        (2,204)
  Changes in operating assets and liabilities:
    Accounts receivable..........................................       609,529
    Inventory....................................................       631,484
    Prepaid expenses and other assets............................      (755,545)
    Accounts payable.............................................       281,056
    Accrued expenses and other liabilities.......................      (512,507)
                                                                   ------------
      Net cash provided by operating activities..................     1,102,736
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of rental equipment....................................    (1,886,533)
Purchases of property and equipment..............................      (819,557)
Proceeds from sales of rental equipment..........................     1,011,071
In-process acquisition costs.....................................      (128,523)
Purchase of other companies......................................   (51,451,634)
                                                                   ------------
      Net cash used in investing activities......................   (53,275,176)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net of
 issuance costs..................................................   154,788,110
Proceeds from debt...............................................    35,000,000
Repayment of debt................................................   (68,222,252)
Payment of debt financing costs..................................      (785,890)
                                                                   ------------
      Net cash provided by financing activities..................   120,779,968
                                                                   ------------
Net increase in cash and cash equivalents........................    68,607,528
Cash and cash equivalents at beginning of period.................           --
                                                                   ------------
      Cash and cash equivalents at end of period.................  $ 68,607,528
                                                                   ============
Supplemental disclosure of cash flow information:
  Cash paid for interest.........................................  $    446,559
                                                                   ============
Supplemental schedule of non cash investing and financing
 activities:
  The Company acquired the net assets and assumed certain
   liabilities of other companies as follows:
    Assets, net of cash acquired.................................  $ 98,876,932
    Liabilities assumed..........................................   (43,300,749)
    Less:
      Amounts paid in common stock...............................    (3,824,549)
      Amount paid through issuance of convertible note...........      (300,000)
                                                                   ------------
  Net cash paid..................................................  $ 51,451,634
                                                                   ============


                            See accompanying notes.

                             UNITED RENTALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. ORGANIZATION AND BASIS OF PRESENTATION

  United Rentals, Inc. (together with its subsidiaries the "Company") was incorporated in August 1997 for the purpose of creating a large, geographically diversified equipment rental company in the United States and Canada. The Company rents a broad array of equipment to a diverse customer base that includes construction industry participants, industrial companies, homeowners and others. The Company also engages in related activities such as selling used rental equipment, acting as a distributor for certain new equipment and selling related merchandise and parts. The nature of the Company's business is such that short-term obligations are typically met by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying balance sheet is presented on an unclassified basis.

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Cash Equivalents

  The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

 Inventory

  Inventory consists of equipment, tools, parts, fuel and related supply items. Inventory is stated at the lower of average weighted cost or market.

 Rental Equipment

  Rental equipment is recorded at cost and depreciated over the estimated useful lives of the equipment using the straight-line method. The range of useful lives estimated by management for rental equipment is two to ten years. Rental equipment is depreciated to a salvage value of zero to ten percent of cost. Rental equipment having a cost of $500 or less is expensed at the time of purchase. Ordinary maintenance and repair costs are charged to operations as incurred.

 Revenue Recognition

  Revenue related to the sale of equipment is recognized at the point of sale. Revenue related to rental equipment is recognized over the contract term.

 Property and Equipment

  Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. The range of useful lives estimated by management for property and equipment is two to ten years. Ordinary maintenance and repair costs are charged to operations as incurred.

 Intangible Assets

  Intangible assets consist of the excess of cost over the value of identifiable net assets of businesses acquired and are being amortized on a straight line basis over their estimated useful lives of forty years.

 Fair Value of Financial Instruments

  The carrying amounts reported in the balance sheet for accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair value of notes payable is determined using current interest rates for similar instruments as of December 31, 1997 and approximates the carrying value of these notes due to the fact that the underlying instruments include provisions to adjust note balances and interest rates to approximate fair market value.

 Advertising Expense

  The Company expenses the cost of advertising as incurred. The Company incurred $146,000 in advertising costs for the period August 14, 1997 (Inception) to December 31, 1997.

                             UNITED RENTALS, INC.

 Income Taxes

  The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial statement and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company's customer base. No single customer represents greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

 Stock-Based Compensation

  The Company accounts for its stock based compensation arrangements under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Since stock options will be granted by the Company with exercise prices at or greater than the fair value of the shares at the date of grant, no compensation expense will be recognized.

 Computation of Earnings Per Share

  Earnings per share is calculated under the provisions of recently issued Statement 128, Earnings Per Share. Common Stock issued for consideration below the initial public offering price ("IPO price") of $13.50 per share at which shares were sold in the Company's initial public offering (the "IPO"), and stock options and warrants granted with exercise prices below the IPO price per share during the twelve months preceding the date of the initial filing of the registration statement for the IPO are included in the calculation of common equivalent shares at the IPO price per share.

 Impact of Recently Issued Accounting Standards

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt the provisions of these Statements in fiscal year 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a primary financial statement. The Company is currently evaluating the reporting formats recommended under this Statement. SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. The Company continues to evaluate the provisions of SFAS No. 131 and, upon adoption, the Company may report operating segments.

                             UNITED RENTALS, INC.

3. ACQUISITIONS

  During October 1997, the Company purchased all of the outstanding stock of the following six equipment rental companies for the indicated consideration:

      COMPANY                                                      CONSIDERATION
      -------                                                      -------------
      A & A Tool Rentals and Sales, Inc...........................  $ 8,593,520
      Bronco High-Lift, Inc.......................................    7,949,568
      Coran Enterprises, Inc......................................   15,264,337
      J & J Rental Services, Inc..................................    3,824,549
      Mercer Equipment Company....................................   14,933,242
      Rent-It Center, Inc.........................................    6,400,000

  All of the consideration paid for the acquisitions was in cash, with the exception of Rent-It Center, Inc. which included a $300,000 convertible note and J & J Rental Services, Inc. where all of the consideration was paid through the issuance of 318,712 shares of the Company's Common Stock. These shares are subject to adjustment so that their value will equal $3.8 million based upon the average daily closing price of the Company's Common Stock during the 60 day period beginning December 18, 1997 (see Note 11). Contingent consideration is due on the J & J Rental Services, Inc. acquisition based upon a percentage of revenues up to a maximum of $2.8 million.

  These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the Company's results of operations from their respective acquisition dates. The purchase prices have been allocated to the assets acquired and liabilities assumed based on their respective fair values at their respective acquisition dates. Contingent purchase price is capitalized when earned and amortized over the remaining life of the related asset.

  The Company has not completed its valuation of the 1997 purchases and the purchase price allocations are subject to change when additional information concerning asset and liability valuations are completed.

  The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 1997 and 1996 as though each acquisition described above was made on January 1, for each of the periods.

                                                           1997        1996
                                                        ----------- -----------
   Revenues............................................ $59,832,952 $51,889,258
   Net income..........................................   2,607,127   3,462,371
   Basic earnings per share............................ $      0.16 $      0.22
   Diluted earnings per share.......................... $      0.14 $      0.20

  The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

4. RENTAL EQUIPMENT

  Rental equipment and related accumulated depreciation consists of the following:

   Rental equipment................................................ $34,444,129
   Less accumulated depreciation...................................  (1,036,568)
                                                                    -----------
   Rental equipment, net........................................... $33,407,561
                                                                    ===========

                             UNITED RENTALS, INC.

5. PROPERTY AND EQUIPMENT

  A summary of property and equipment is as follows:

   Furniture, fixtures and office equipment........................ $2,294,277
   Less accumulated depreciation...................................    (21,594)
                                                                    ----------
   Property and equipment, net..................................... $2,272,683
                                                                    ==========

6. DEBT

  Debt consists of the following:

   Subordinated convertible notes.................................. $  500,000
   Equipment notes, interest at 7.0% to 10.6%, payable in various
    monthly installments through 2001, secured by equipment........    574,474
                                                                    ----------
   Total debt...................................................... $1,074,474
                                                                    ==========

  The Company's credit facility with a group of financial institutions, for which Bank of America National Trust and Savings Association acts as agent, enables the Company to borrow up to $155 million on a revolving basis (the "Credit Facility"). The facility terminates on October 8, 2000, at which time all outstanding indebtedness is due. Up to $10 million of the Credit Facility is available in the form of letters of credit. Borrowings under the Credit Facility accrue interest, at the Company's option, at either (a) the Floating Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% and (ii) Bank of America's reference rate, in each case, plus a margin ranging from 0% to 0.25% per annum) or (b) the Eurodollar Rate (which is equal to Bank of America's reserve adjusted eurodollar rate plus a margin ranging from 1.5% to 2.5% per annum). As of December 31, 1997, there was no outstanding indebtedness under the Credit Facility. The Credit Facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to: (a) maintenance of minimum net worth, (b) the ratio of debt to net worth, (c) interest coverage ratio, (d) the ratio of funded debt to cash flow, and (e) the ratio of senior debt to tangible assets. The Credit Facility also contains certain covenants that restrict the Company's ability to, among other things, (i) incur additional indebtedness,
(ii) permit liens to attach to its assets, (iii) enter into operating leases requiring payments in excess of specified amounts, (iv) declare or pay dividends or make other restricted payments with respect to its equity securities (including the Common Stock) or subordinated debt, (v) sell assets,
(vi) make acquisitions unless certain financial conditions are satisfied, and
(vii) engage in any line of business other than the equipment rental industry. The Credit Facility provides that the failure by any two of certain of the Company's executive officers to continue to hold executive positions with the Company for a period of 30 consecutive days constitutes an event of default under the Credit Facility unless replacement officers satisfactory to the lenders are appointed. The Credit Facility is also subject to other customary events of default. The Credit Facility is secured by substantially all of the assets of United Rentals, Inc. and by the stock and assets of its subsidiaries.

  The subordinated convertible notes consists of two notes; $300,000 in principal bearing interest at 7% per annum and $200,000 in principal bearing interest at 7 1/2% per annum. The $200,000 note was converted into 14,814 shares of Common Stock during January 1998. The $300,000 note is repayable in equal quarterly installments of principal and interest through October, 2002, is convertible into the Company's Common Stock at a conversion rate of $16.20 per share and is subordinated to the Company's Credit Facility.

                             UNITED RENTALS, INC.

  Maturities of the Company's debt for each of the next five years at December 31, 1997 are as follows:

   1998.............................................................. $  244,260
   1999..............................................................    340,916
   2000..............................................................    239,020
   2001..............................................................    181,676
   2002..............................................................     68,602
                                                                      ----------
                                                                      $1,074,474
                                                                      ==========

7. INCOME TAXES

  The provision for federal and state income taxes is as follows:

   Current State....................................................... $22,720
   Deferred State......................................................   3,041
   Deferred Federal....................................................  (5,245)
                                                                        -------
                                                                        $20,516
                                                                        =======

  A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes is as follows:

   Computed tax benefit at statutory tax rate.......................... $18,407
   Increase in tax benefit:
     Tax-exempt interest income........................................ (91,971)
     Non-deductible expense............................................  77,078
     State income taxes, net of Federal benefit........................  17,002
                                                                        -------
                                                                        $20,516
                                                                        =======

  The components of deferred income tax assets are as follows:

   Accrual liabilities.............................................. $  957,619
   Net operating loss carryforward..................................    313,719
   Property & equipment.............................................     43,908
                                                                     ----------
                                                                     $1,315,246
                                                                     ==========

  The components of deferred income tax liabilities are as follows:

   Intangibles and other............................................... $633,132
                                                                        ========

  The Company has net short-term deferred tax assets in the amount of $880,363, which are reported in the balance sheet in prepaid expenses and other assets.

  The Company has net operating loss carryforwards ("NOLs") of $845,681 for income tax purposes that expire in 2012.

                             UNITED RENTALS, INC.

8. CAPITAL STOCK

  Preferred Stock: The Company's board of directors has the authority to designate 5,000,000 shares of $.01 par value preferred stock in series, to establish as to each series the designation and number of shares to be issued and the rights, preferences, privileges and restrictions of the shares of each series, and to determine the voting powers, if any, of such shares. At December 31, 1997, the Company's Board of Directors had not designated any shares.

  As of December 31, 1997 there are outstanding warrants to purchase an aggregate of 6,344,058 shares of Common Stock. Each warrant provides for an exercise price of $10.00 per share and may be exercised at any time until September 12, 2007.

  The Board of Directors has adopted the Company's 1997 Stock Option Plan (the "Stock Option Plan") which provides for the granting of options to purchase not more than an aggregate of 5,000,000 shares of Common Stock. All officers, employees and others who render services to the Company are eligible to participate in the Stock Option Plan. Each option granted pursuant to the Stock Option Plan must provide for an exercise price per share that is at least equal to the fair market value per share of Common Stock on the date of grant. No options may be granted under the Stock Option Plan after August 21, 2007. The exercise price of each option, the period during which each option may be exercised and the other terms and conditions of each option are determined by the Board of Directors (or by a committee appointed by the Board).

  During 1997, 904,583 options to purchase shares of the Company's Common Stock were granted and remain outstanding at December 31, 1997. The weighted average exercise price per share of such options was $12.76. Such options had exercise prices ranging from $10 to $30 per share. Of such options, 818,583 provided for an exercise price per share in the range of $10.00 to $19.99 (the weighted average exercise price and weighted average remaining life of the options in this range being $11.84 and 9.9 years, respectively) and 86,000 provided for an exercise price per share in the range of $20.01 to $30.00 (the weighted average exercise price and weighted average remaining life of the options in this range being $21.51 and 9.9 years, respectively).

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for the Company's stock option plans been determined pursuant to Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have differed. The Black-Scholes option pricing model estimates fair value of options using subjective assumptions which can materially affect fair value estimates and, therefore, do not necessarily provide a single measure of fair value of options. Using the Black-Scholes option pricing model and a risk-free interest rate of 5.8%, a volatility factor for the market price of the Company's Common Stock of .315 and a weighted-average expected life of options of approximately three years, the Company's net loss, basic earnings per share and diluted earnings per share would have been $(43,731), $0.00 and $0.00, respectively. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options' vesting period. Since the number of options granted and their fair value may vary significantly from year to year, the pro forma compensation expense in future years may be materially different.

  At December 31, 1997 there are 6,344,058 shares of Common Stock reserved for the exercise of warrants, 5,000,000 shares of Common Stock reserved for issuance pursuant to options granted, and that may be granted in the future, under the Company's 1997 Stock Option Plan and 33,332 shares of Common Stock reserved for the future conversion of convertible debt.

                             UNITED RENTALS, INC.

9. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

Numerator:
  Net income....................................................... $    33,622
                                                                    ===========
Denominator:
  Denominator for basic earnings per share--weighted-average shares..........................................................  16,319,193
  Effect of dilutive securities:
   Employee stock options..........................................     116,061
   Warrants........................................................   1,736,899
                                                                    -----------
  Dilutive potential common shares
   Denominator for diluted earnings per share--adjusted weighted-
    average shares.................................................  18,172,153
                                                                    ===========
Basic earnings per share........................................... $      0.00
                                                                    ===========
Diluted earnings per share......................................... $      0.00
                                                                    ===========

10. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company leases rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Future minimum lease payments, by year and in the aggregate, for noncancellable operating leases with initial or remaining terms of one year or more are as follows at December 31, 1997:

   1998.............................................................. $2,676,494
   1999..............................................................  1,860,615
   2000..............................................................  1,213,003
   2001..............................................................  1,155,995
   2002..............................................................    816,400
   Thereafter........................................................  1,929,430
                                                                      ----------
                                                                      $9,651,937
                                                                      ==========

  Rent expense under non-cancellable operating leases for the period August 14, 1997 (Inception) to December 31, 1997 was $524,752.

11. SUBSEQUENT EVENTS

  Subsequent to December 31, 1997, the Company completed the acquisition of 15 equipment rental companies (the "Acquisitions") and the aggregate consideration paid by the Company for the Acquisitions was $118.3 million and consisted of approximately $102.8 million in cash, 804,875 shares of Common Stock and warrants to purchase 30,000 shares of Common Stock. The Company funded a portion of the cash consideration for these acquisitions with cash on hand and the balance with borrowings under the Credit Facility.

  On March 11, 1998, the Company completed a public offering of 8,625,000 shares of its Common Stock. Net proceeds of the offering were approximately $207.4 million.

  The purchase agreement relating to one of the acquisitions provides that the stock consideration paid by the Company in connection with such acquisition is subject to adjustment based upon the trading price of the Common Stock during the 60-day period commencing December 18, 1997. In accordance with such provision, the Company expects that 137,600 shares of Common Stock issued by the Company in connection with such acquisition will be cancelled.

                                                                     SCHEDULE II

                              UNITED RENTALS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         BALANCE AT CHARGED TO                          BALANCE AT
                         BEGINNING  COSTS AND                             END OF
      DESCRIPTION        OF PERIOD   EXPENSES    OTHER       DEDUCTIONS   PERIOD
      -----------        ---------- ---------- ----------    ---------- ----------
Year ended December 31,
 1997:
  Allowance for doubtful
   accounts.............   $ --      $19,000   $1,226,000(A)  $84,000   $1,161,000



--------
(A) Represents allowance for doubtful accounts assumed through acquisitions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BACKGROUND

     The Company was founded in September 1997 by the following officers of the
Company: Bradley Jacobs, John Milne, Michael Nolan, Robert Miner, Sandra Welwood, Joseph Kondrup, Jr., Kai Nyby and Richard Volonino. Each of these officers was formerly a senior executive of United Waste Systems, Inc. ("United Waste") or a senior member of United Waste's acquisition team. United Waste, a solid waste management company, was formed in 1989 and sold in August 1997 to USA Waste Services, Inc. for stock consideration valued at over $2.2 billion. United Waste executed a growth strategy that combined a disciplined acquisition program (including over 200 acquisitions completed from January 1995 through August 1997), the integration and optimization of acquired facilities, and internal growth. At the time it was sold, United Waste was the sixth largest provider of integrated, non-hazardous solid waste management services in the United States, as measured by 1996 revenues.

OFFICERS, DIRECTORS AND KEY MANAGERS

     The table below identifies, and provides certain information concerning, the officers, directors and certain key managers of the Company. The Company expects that an additional independent director will be appointed prior to May 1998. The Company also expects that Mr. Hicks, the Company's President and Chief Operating Officer, will be appointed a director concurrently with the appointment of such additional independent director.

        NAME                  AGE                          POSITIONS(1)(2)
        ----                  ---                          ---------------
OFFICERS AND DIRECTORS
Bradley S. Jacobs.........     41     Chairman, Chief Executive Officer and Director
Wayland R. Hicks..........     55     President and Chief Operating Officer
John N. Milne.............     38     Vice Chairman, Chief Acquisition Officer, Secretary and Director
Michael J. Nolan..........     37     Chief Financial Officer
Robert P. Miner...........     48     Vice President, Finance
Sandra E. Welwood.........     42     Vice President, Corporate Controller
Kurtis T. Barker..........     37     Regional Vice President, Operations
Daniel E. Imig............     51     Regional Vice President, Operations
Joseph J. Kondrup, Jr.....     39     Vice President, Acquisitions
Kai E. Nyby...............     45     Vice President, Acquisitions
Richard A. Volonino.......     55     Vice President, Acquisitions
Ronald M. DeFeo...........     45     Director
Richard J. Heckmann.......     54     Director
Gerald Tsai, Jr...........     69     Director
KEY MANAGERS
Joseph E. Bloodworth......     46     Manager, District Operations
Joseph A. DiFrancesco.....     38     Manager, District Operations

Joseph E. Doran.............   57     Manager, District Operations
William M. Rigsbee..........   41     Manager, District Operations
------------------------------
(1) Each officer and director in the table has served in the position(s) indicated since either September 1997 (in the case of the eight founders), October 1997 (in the case of Messrs. Barker, Imig, DeFeo and Heckmann), November 1997 (in the case of Mr. Hicks) or December 1997 (in the case of Mr. Tsai). The Company's officers are elected by the Board of Directors and, subject to the employment agreements described under Item 11, serve at the discretion of the Board.
(2) For information concerning the term served by directors, see "-- Classification of Board of Directors."

     Bradley S. Jacobs founded United Waste Systems, Inc. in 1989 and served as its Chairman and Chief Executive Officer from inception until the sale of the company in August 1997. From 1984 to July 1989, Mr. Jacobs was Chairman and Chief Operating Officer of Hamilton Resources Ltd., an international trading company, and from 1979 to 1983, he was Chief Executive Officer of Amerex Oil Associates, Inc., an oil brokerage firm that he co-founded.

     Wayland R. Hicks served in various senior executive positions at Xerox Corporation where he worked for 28 years (1966-1994). His positions at Xerox Corporation included Executive Vice President, Corporate Operations (1993-1994), Executive Vice President, Corporate Marketing and Customer Support Operations (1989-1993) and Executive Vice President, Engineering and Manufacturing--Xerox Business Products and Systems Group (1987-1989). Mr. Hicks served as Vice Chairman and Chief Executive Officer of Nextel Communications Corp. (1994-1995) and as Chief Executive Officer and President of Indigo N.V. (1996-1997). He is also a director of Maytag Corporation.

     John N. Milne was Vice Chairman and Chief Acquisition Officer of United Waste Systems, Inc. from 1993 until August 1997 and held other senior executive positions at United Waste from 1990 until 1993. Mr. Milne had primary responsibility for implementing United Waste's acquisition program. From September 1987 to March 1990, Mr. Milne was employed in the Corporate Finance Department of Drexel Burnham Lambert Incorporated.

     Michael J. Nolan served as the Chief Financial Officer of United Waste Systems, Inc. from February 1994 until August 1997. He served in other finance positions at United Waste from November 1991 until February 1994, including Vice President, Finance, from October 1992 to February 1994. From 1985 until November 1991, Mr. Nolan held various positions at the accounting firm of Ernst & Young, including senior audit manager, and is a Certified Public Accountant.

     Robert P. Miner was an executive officer of United Waste Systems, Inc. from November 1994 until August 1997, serving first as Vice President, Finance and then Vice President, Acquisitions. Prior to joining United Waste, he was a research analyst with PaineWebber

Incorporated (November 1988 to October 1994) and Needham & Co. (January 1987 to October 1988) and held various executive positions at General Electric Environmental Services, Inc., Stauffer Chemical Company, and OHM Corporation.

     Sandra E. Welwood served as Vice President, Controller of United Waste Systems, Inc. from March 1996 until August 1997. From October 1994 to February 1996, she was Assistant Controller of OSi Specialty, Inc., and from October 1993 to September 1994, was Director of Internal Audit of the Gartner Group, Inc. Prior to this, Ms. Welwood was a senior audit manager at Ernst & Young from September 1987 to September 1993, and held various positions (including senior audit manager) at KPMG Peat Marwick from January 1980 to August 1987, and is a Certified Public Accountant.

     Kurtis T. Barker served as Vice President-Operations-Great Lakes Region of United Waste Systems, Inc. from 1993 until August 1997. From 1991 to 1993, he was an operations manager at Chambers Development Company, Inc. From 1990 to 1991, Mr. Barker was a project engineer at South Dakota Disposal Systems. From 1986 to 1990, he was a project engineer and then a general manager at Silver King Mines, Inc.

     Daniel E. Imig served as President-Mid-Central Region of Waste Management, Inc. from 1996 to August 1997. From 1978 to 1996, Mr. Imig served in a number of operating positions at Waste Management, Inc., including District Manager and Division President.

     Joseph J. Kondrup, Jr. was a senior member of United Waste's acquisition team from March 1996 until August 1997, with responsibility for the company's entry into and subsequent development of its Rocky Mountain Region. From July 1987 until March 1996, he was Division President of a subsidiary of Waste Management, Inc.

     Kai E. Nyby was a senior member of United Waste's acquisition team from 1995 until August 1997, with responsibility for acquisitions and business development in the company's Midwest Region. From 1981 to 1995, Mr. Nyby was the Regional Manager, Midwest Group for Waste Management, Inc. From 1973 to 1980, Mr. Nyby was General Manager, Operations for a subsidiary of Waste Management, Inc.

     Richard A. Volonino was a senior executive officer of United Waste from November 1991 until August 1997, serving as Chief Operating Officer from 1991 to 1992 and thereafter as Executive Vice President--Acquisitions. From May 1988 to October 1991, Mr. Volonino held various positions, including Vice President, Operations, with Chambers Development Company, Inc., and from 1986 to December 1987, was District Manager at Laidlaw, Inc.

     Ronald M. DeFeo is the Chief Executive Officer, President, Chief Operating Officer and a director of Terex Corporation, a leading global provider of equipment for the manufacturing, mining and construction industries. Mr. DeFeo joined Terex in 1992 as President of the Terex heavy equipment group and was appointed President and Chief Operating Officer in 1993 and

Chief Executive Officer in 1995. From 1984 to 1992, Mr. DeFeo held various management positions at Tenneco, Inc., including Senior Vice President and Managing Director.

     Richard J. Heckmann has served since 1990 as Chairman, President and Chief Executive Officer of United States Filter Corporation, a leading global provider of industrial and commercial water and wastewater treatment systems and services. Mr. Heckmann is also a director of USA Waste Services, Inc. and K2 Inc.

     Gerald Tsai, Jr. served as Chairman, Chief Executive Officer and President of Delta Life Corporation, an insurance company, from 1993 until the sale of the company in October 1997. Mr. Tsai was Chairman of the Executive Committee of the Board of Directors of Primerica Corporation, a diversified financial services company, from December 1988 until April 1991, and served as Chief Executive Officer of Primerica Corporation from April 1986 until December 1988. Mr. Tsai is currently a private investor and serves as a director of Meditrust Companies, Proffitt's, Inc., Rite Aid Corporation, Sequa Corporation, Triarc Companies, Inc. and Zenith National Insurance Corp. He also serves as a trustee of Boston University and New York University Medical Center.

     Joseph E. Bloodworth founded J&J Rental Services, Inc. (and its predecessors) and served as Chief Executive Officer and President from 1975 until October 1997 when J&J Rental Services, Inc. was acquired by United Rentals.

     Joseph A. DiFrancesco served as General Manager of Access Rentals, Inc. from 1989 until the acquisition of the company by United Rentals in January 1998 and as Controller of Access Rentals from 1985 until 1989. Mr. DiFrancesco is a Certified Public Accountant.

     Joseph E. Doran served as President of A&A Tool Rentals and Sales, Inc. from 1972 until the acquisition of the company by United Rentals in October 1997. Mr. Doran served on the Board of Directors of the California Rental Association for 12 years and was its President from 1985 to 1986.

     William M. Rigsbee served as President of Mercer Equipment Company from 1990 until the acquisition of the company by United Rentals in October 1997. He has been employed in the equipment rental industry since 1978. Mr. Rigsbee is a former President of both the Carolina Rental Association and the North Carolina Associated Equipment Distributors.

CAPITAL CONTRIBUTIONS BY OFFICERS AND DIRECTORS

     The officers and directors of the Company listed below have made capital contributions to the Company in the aggregate amount of $46.8 million (excluding amounts paid by certain officers and directors in respect of shares of Common Stock purchased by them in the Company's initial public offering in December
1997). Such capital contributions were made in connection with the sale to such officers and directors in private placements of an aggregate of 13,150,714 shares of

Common Stock and 6,342,858 warrants ("Warrants"). Each such Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $10.00 per share at any time prior to September 12, 2007. Such shares and Warrants were sold at a price of $3.50 per unit consisting of one share of Common Stock and one-half of a Warrant (except that Messrs. Barker and Tsai purchased only Common Stock at a price of $3.50 per share and Messrs. Hicks, Imig and Heckmann purchased only Common Stock at a price of $10.00 per share). The table below indicates (i) the number of shares of Common Stock and the number of Warrants purchased by such officers and directors (excluding shares purchased in the Company's initial public offering) and (ii) the aggregate amount paid by such officers and directors for such securities:


                                         SECURITIES
                                        PURCHASED(1)
                                    ---------------------
                                      COMMON                PURCHASE
               NAME                   STOCK     WARRANTS      PRICE
          --------------            ----------  ---------  -----------
      Bradley S. Jacobs       .     10,000,000  5,000,000  $35,000,000
      Wayland R. Hicks        .        100,000         --    1,000,000
      John N. Milne           .      1,428,571    714,286    5,000,000
      Michael J. Nolan        .        571,429    285,715    2,000,000
      Robert P. Miner         .        285,714    142,857    1,000,000
      Sandra E. Welwood       .        100,000     50,000      350,000
      Kurtis T. Barker        .        100,000         --      350,000
      Daniel E. Imig          .          5,000         --       50,000
      Joseph J. Kondrup, Jr.  .        100,000     50,000      350,000
      Kai E. Nyby  .          .        100,000     50,000      350,000
      Richard A. Volonino     .        100,000     50,000      350,000
      Richard J. Heckmann     .         20,000         --      200,000
      Gerald Tsai, Jr.        .        240,000         --      840,000

---------------
(1) In certain cases includes securities owned by one or more entities controlled by the named holder.

CLASSIFICATION OF BOARD OF DIRECTORS

     The Board of Directors is divided into three classes. The term of office of the first class (currently comprised of Mr. Tsai) will expire at the first annual meeting of stockholders following December 18, 1997, the term of office of the second class (currently comprised of Mr. DeFeo and Mr. Heckmann) will expire at the second annual meeting of stockholders following such date, and the term of office of the third class (currently comprised of Mr. Jacobs and Mr. Milne) will expire at the third annual meeting of stockholders following such date. At each annual meeting of stockholders, successors to directors of the class whose term expires at such meeting will be elected to serve for three-year terms and until their successors are elected and qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file.

     Based solely upon review of the copies of such reports furnished to the Company and written representations from certain of the Company's executive officers and directors that no other such reports were required, the Company believes that during 1997 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with on a timely basis, except that Mr. DeFeo, a director of the Company, filed one Form 4 late.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Each director of the Company is paid up to $2,500 per day for each Board of Directors' meeting such director attends, together with an expense reimbursement. Messrs. DeFeo, Heckmann and Tsai have each been granted options to purchase an aggregate of 20,000 shares of Common Stock at an exercise price of $15.00 per share.

COMPENSATION OF CERTAIN OFFICERS

     The Company's executive officers are being compensated, and each has been compensated since joining the Company, in accordance with the terms of the Employment Agreements described below.

     The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company and each of the other executive officers of the Company during the period August 14, 1997 (inception) through December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                LONG TERM
                                                              COMPENSATION
                                                                 AWARDS
                                                              ------------
                                                               SECURITIES
                                                               UNDERLYING
NAME AND PRINCIPAL POSITION                       SALARY($)    OPTIONS(#)
                                               -------------- ------------
Bradley S. Jacobs.................... .           $97,039             --
Chief Executive Officer

Wayland R. Hicks..................... .            47,692(1)       450,000
President and Chief Operating Officer

John N. Milne........................ .            63,577             --
Chief Acquisition Officer

Michael J. Nolan..................... .            58,558             --
Chief Financial Officer

Robert P. Miner...................... .            50,192             --
Vice President, Finance

-----------------------------------
(1) Mr. Hicks' employment with the Company commenced on November 14, 1997.

     The following tables summarize the options granted in 1997 to Mr. Hicks, the potential value of these options at the end of the option term (assuming certain levels of appreciation of the

Company's Common Stock), and the total number of options held by such executive officer as of December 31, 1997. None of the other executive officers of the Company named in the Summary Compensation Table above has been granted options.


                             OPTION GRANTS IN 1997

                         NUMBER OF      % OF TOTAL                                POTENTIAL REALIZABLE
                        SECURITIES       OPTIONS                                   VALUE AT ASSUMED
                        UNDERLYING     GRANTED TO     EXERCISE                       RATE OF STOCK
                          OPTIONS       EMPLOYEES     PRICE PER   EXPIRATION       APPRECIATION RATE
        NAME              GRANTED        IN 1997       SHARE        DATE           FOR OPTION TERM(1)
        -----           ----------     ------------   ---------   ----------    -----------------------
                                                                                    5%           10%
                                                                                ----------   ----------
Wayland R. Hicks .... .    350,000(2)         38.7%      $10.00    11/13/07     $2,201,131   $5,578,099
                            50,000(2)          5.5%      $15.00    11/13/07         64,447      546,871
                            50,000(2)          5.5%      $20.00    11/13/07             --      296,871

--------------------------------------
(1) These amounts are based on calculations at hypothetical 5% and 10% compound annual appreciation rates prescribed by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's Common Stock price.
(2) These options are not currently vested. These options will vest one-third in November 1998, one-third in November 1999 and one-third in November 2000. These options were granted pursuant to the Company's 1997 Stock Option Plan.


                     VALUE OF OPTIONS AT DECEMBER 31, 1997

                                            NUMBER OF SECURITIES
                                           UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-THE-
                                                 OPTIONS AT                MONEY OPTIONS AT
                                              DECEMBER 31, 1997            DECEMBER 31, 1997
                                      ----------------------------- ---------------------------------
                                         EXERCISABLE  UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
                                      --------------- ------------- --------------- -----------------
Wayland R. Hicks................             --          450,000           --           $3,475,000


EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with each of the executive officers of the Company. Certain information with regard to these agreements is set forth below.

     The agreements provide for base salary to be paid at a rate per annum as follows: Mr. Jacobs ($290,000), Mr. Hicks ($400,000), Mr. Milne ($190,000), Mr.
Nolan ($175,000), and Mr. Miner ($150,000). The base salary payable to Mr. Hicks is payable 50% in cash and 50% in Common Stock (valued at the average closing sales price of the Common Stock during all trading days in the calendar quarter preceding the quarter in which the payment is made). Shares of Common Stock issued to Mr. Hicks are subject to certain restrictions on transfer as described under Item

12--"Security Ownership of Certain Beneficial Ownership and Management--Certain Agreements Relating to Securities Held by Officers." The base salary payable to Messrs. Jacobs and Milne is subject to possible upward annual adjustments based upon changes in a designated cost of living index. The agreements do not provide for mandatory bonuses. However, the agreements provide that in addition to the compensation specifically provided for, the Company may pay such salary increases, bonuses or incentive compensation as may be authorized by the Board of Directors. The agreements with Messrs. Jacobs and Milne provide for each such executive to receive an automobile allowance of at least $700 per month. The agreement with Mr. Hicks provides for the Company to reimburse him for certain relocation expenses up to a maximum of $100,000.

     The employment agreements with the following executives provide that the term shall automatically renew so that at all times the balance of the terms will not be less than the period hereinafter specified with respect to such executive: Mr. Jacobs (five years), Mr. Milne (five years), Mr. Nolan (three years) and Mr. Miner (three years). The employment agreement with Mr. Hicks provides for a term extending until November 2000. Under each of the agreements, the Company or the employee may at any time terminate the agreement, with or without cause, provided that if the Company terminates the agreement, the Company is required to make severance payments to the extent described in the following paragraph.

     The employment agreements with Messrs. Jacobs and Milne provide that the executive is entitled to severance benefits in the event that (i) his employment agreement is terminated by the Company without Cause (as defined in the employment agreement), (ii) the executive terminates his employment agreement for Good Reason (as defined in the employment agreement) or because of a breach by the Company of its obligations thereunder, (iii) his employment is terminated as a result of death or (iv) the Company or the executive terminates the employment agreement due to the disability of the executive. The severance benefits include (i) a lump sum payment equal to five times the sum of the executive's annual base salary at the time of termination plus the highest annual bonus paid to the executive in the preceding three years and (ii) the continuation of the executive's benefits for such specified period. The employment agreement with Mr. Hicks provides that the executive is entitled to a severance payment in the amount of $1 million in the event that his employment agreement is terminated by the Company without Cause (as defined in the employment agreement) or he terminates his employment for Good Reason (as defined in the employment agreement). The employment agreements with the other officers provide that the executive is entitled to severance benefits of up to three months' base salary in the event that the executive's employment agreement is terminated without Cause (as defined in the employment agreement). The employment agreements with Messrs. Jacobs and Milne provide that if any portion of the required severance payment to the executive constitutes an "excess parachute payment" (as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code")), the executive is entitled to receive a payment sufficient on an after-tax basis to offset any excise tax payable by the executive pursuant to Section 4999 of the Code. Any payment constituting an "excess parachute payment" would not be deductible by the Company.

     Each of the agreements provides that all options at any time to be granted to the executive will automatically vest upon a change of control of the Company (as defined in the agreement).

     Pursuant to the employment agreement with Mr. Hicks, Mr. Hicks has been granted options to purchase an aggregate of 450,000 shares of Common Stock. For information concerning these options, see "--Compensation of Certain Officers."

     The agreement with Mr. Hicks provides that at each annual meeting of the stockholders of the Company which occurs during the term of the agreement and at which Mr. Hicks' term as director would be scheduled to expire, the Company will nominate Mr. Hicks for re-election as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     At the time the employment agreements with Messrs. Jacobs and Milne were approved by the Board of Directors, the sole members of the Board were Messrs. Jacobs and Milne. No compensation committee interlocks with other companies have existed.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

GENERAL

     The table below and the notes thereto set forth as of March 11, 1998, certain information concerning the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of the Company's Common Stock by
(i) each director and executive officer of the Company and (ii) all executive officers and directors of the Company as a group. Except as indicated in the table, the Company does not know of any stockholder that is the beneficial owner of more than 5% of the outstanding Common Stock of the Company. For purposes of the table, each executive officer is deemed to be the beneficial owner of all shares of Common Stock that may be acquired upon the exercise of the Warrants held by such officer. The Warrants are currently exercisable at an exercise price of $10.00 per share (representing an aggregate exercise price of $61.4 million, assuming the exercise of all Warrants held by executive officers).


                                                    NUMBER OF SHARES
                                                     OF COMMON STOCK                PERCENT
                                                      BENEFICIALLY                 OF COMMON
NAME                                                   OWNED(1)(2)                STOCK OWNED
----                                                -----------------           ---------------
Bradley S. Jacobs                                    15,000,100(3)(4)                 39.1%
Wayland R. Hicks                                        100,000(5)                      *
John N. Milne                                         2,142,857(6)                     6.3%
Michael J. Nolan                                        857,244(7)                     2.5%
Robert P. Miner                                         428,571(8)                     1.3%
Ronald M. DeFeo                                          22,000(9)                      *
Richard J. Heckmann.                                     40,000(10)                     *
Gerald Tsai, Jr.                                        310,000(11)                     *
All executive officers and directors as a group
     (8 persons).                                    18,900,772(12)                   47.8%

--------------------------
*  Less than 1%.
(1) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) In certain cases, includes securities owned by one or more entities controlled by the named holder.
(3) Consists of 10,000,100 outstanding shares and 5,000,000 shares issuable upon the exercise of currently exercisable Warrants.
(4) Mr. Jacobs has certain rights relating to the disposition of the shares and Warrants owned by each of the other officers of the Company (as described below under "--Certain Agreements Relating to Securities Held by Officers"). By virtue of such rights, Mr. Jacobs is deemed to share beneficial ownership (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) of the shares owned by the other officers of the Company. The shares that the table indicates are owned by Mr. Jacobs do not include the shares with respect to which Mr. Jacobs is deemed to share beneficial ownership as aforesaid. Including such shares, Mr. Jacobs is deemed the beneficial owner of an aggregate of 19,133,672 shares of Common Stock (comprised of 12,790,814 outstanding shares and 6,342,858 shares issuable upon the exercise of outstanding Warrants).
(5) Does not include 450,000 shares issuable upon the exercise of options (which are not currently exercisable) granted to Mr. Hicks. See Item 10-- "Executive Compensation--Compensation of Certain Officers." Also does not include any shares that the Company is required to pay Mr. Hicks as part of his base salary as described under Item 10--"Executive Compensation-- Employment Agreements."
(6) Consists of 1,428,571 outstanding shares and 714,286 shares issuable upon the exercise of currently exercisable Warrants.
(7) Consists of 571,529 outstanding shares and 285,715 shares issuable upon the exercise of currently exercisable Warrants.
(8) Consists of 285,714 outstanding shares and 142,857 shares issuable upon the exercise of currently exercisable Warrants.
(9) Consists of 2,000 outstanding shares and 20,000 shares issuable upon the exercise of currently exercisable options.
(10) Consists of 20,000 outstanding shares and 20,000 shares issuable upon the exercise of currently exercisable options.
(11) Consists of 290,000 outstanding shares and 20,000 shares issuable upon exercise of outstanding options.
(12) Consists of 12,697,914 outstanding shares, 6,142,858 shares issuable upon the exercise of currently exercisable Warrants (which Warrants provide for an exercise price of $10.00 per share, representing an aggregate exercise price of $61.4 million assuming exercise of all the Warrants held by executive officers), and 60,000 shares issuable upon the exercise of currently exercisable options.

CERTAIN AGREEMENTS RELATING TO SECURITIES HELD BY OFFICERS

     Prior to the Company's initial public offering, the officers of the Company purchased Common Stock (and in certain cases Warrants) from the Company in private placements, as described under Item 10--"Directors and Executive Officers of the Registrant--Capital Contributions by Officers of Directors."
All shares of Common Stock and Warrants purchased by the officers of the Company prior to the Company's initial public offering (and any shares of Common Stock acquired upon exercise of such Warrants) are referred to as the "Private Placement Securities."

     Each officer of the Company (other than Mr. Jacobs and Mr. Hicks) has entered into an agreement with the Company and Mr. Jacobs that provides that (i) if Mr. Jacobs sells any Private Placement Securities that he beneficially owns in a commercial, non-charitable transaction, then Mr. Jacobs is required to use his best efforts to sell (and has the right to sell subject to certain exceptions) on behalf of such officer a pro rata portion of such officer's Private Placement Securities at then prevailing prices, and (ii) except for sales that may be required to be made as aforesaid, the officer shall not (without the prior written consent of the Company) sell or otherwise dispose of the Private Placement Securities owned by such officer (subject to certain exceptions for charitable gifts). The foregoing provisions of the agreements terminate in September or October 2002.

     Each officer of the Company (other than Mr. Jacobs and Mr. Hicks) has also agreed pursuant to such agreements that the Company, in its sole discretion, may
(i) prior to September 1, 2005, repurchase the Private Placement Securities owned by such officer in the event that such officer breaches any agreement with the Company or acts adversely to the interest of the Company and (ii) repurchase such Private Placement Securities without any cause (provided that such repurchase right without cause will lapse with respect to one-third of the securities on the first, second and third anniversaries of the date of such agreements). The amount to be paid by the Company in the event of a repurchase will be equal to the amount originally paid by such officer for such securities plus an amount representing a 10% annual return on such amount. See Item 10-- "Directors and Executive Officers of the Registrant--Capital Contributions by Officers of Directors" for information concerning the amounts paid by such officers of the Company for the Private Placement Securities owned by them.

     Mr. Hicks has agreed that (i) he will not transfer any Private Placement Securities purchased by him until November 1998 and (ii) he will not transfer any shares of Common Stock that are hereafter issued to him as compensation pursuant to his employment agreement for a one-year period following the date of issuance. See Item 10--"Directors and Executive Officers of the Registrant-- Employment Agreements."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has from time to time purchased equipment from Terex Corporation ("Terex") and may do so in the future. Ronald M. DeFeo, a director of the Company, is the chief executive officer, and a director, of Terex. During 1997, the Company purchased approximately $750,000 of equipment from Terex.

     See Item 10--"Directors and Executive Officers of the Registrant--Capital Contributions by Officers of Directors" for information concerning the purchase by officers of the Company of certain securities of the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

          Report of Independent Auditors

          Consolidated Balance Sheet --December 31, 1997

          Consolidated Statement of Operations for the period from August 14, 1997 (Inception) to December 31, 1997

          Consolidated Statement of Stockholders' Equity for the period from August 14, 1997 (Inception) to December 31, 1997

          Consolidated Statement of Cash Flows for the period from August 14, 1997 (Inception) to December 31, 1997

          Notes to Consolidated Financial Statements

(a)(2) Schedule II Valuation and Qualifying Accounts

       Other schedules have been omitted as they are not applicable or the required or equivalent information has been included in the financial statements or the notes thereto.

(a)(3) Exhibits

       Unless otherwise indicated, each exhibit is incorporated by reference to the correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-39117).

Exhibit
Number                     Description of Exhibit
------                     ----------------------

 3(a) Amended and Restated Certificate of Incorporation of the Company, in effect as of the date hereof
 3(b)   By-laws of the Company, in effect as of the date hereof
 4      Form of Common Stock Certificate
 10(a) $155 Million Revolving Credit Facility, dated as of December 24, 1997, between the Company, various financial institutions, and Bank of America National Trust and Savings Association, as agent (incorporated by reference to the correspondingly numbered Exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 333-45605)
10(b)   1997 Stock Option Plan++
10(c)   Form of Warrant Agreement(1)
10(d) Form of Private Placement Purchase Agreement entered into by certain officers of the Company in connection with purchasing shares and warrants from the Company(2)
10(e)   Form of Subscription Agreement for September 1997 Private Placement(3)
10(f) Form of Indemnification Agreement for Officers and Directors of the Company++
10(g)   Employment Agreement between the Company and Bradley S. Jacobs, dated as of September 19, 1997++
10(h)   Employment Agreement between the Company and John N. Milne, dated as of September 19, 1997++
10(i)   Employment Agreement between the Company and Michael J. Nolan, dated as of October 14, 1997++
10(j) Employment Agreement between the Company and Robert P. Miner, dated as of October 10, 1997++
10(k) Stock Purchase Agreement, dated as of October 24, 1997, among the Company and the shareholders of Mercer Equipment Company+
10(l) Stock Purchase Agreement, dated as of October 24, 1997, among the Company and the shareholders of Bronco Hi-Lift Inc.+
10(m) Stock Purchase Agreement, dated as of October 24, 1997, among the Company and Coran Enterprises, Inc., Monterey Bay Equipment Rentals, Inc., James M. Shade, Carol A. Shade, James M. Shade and Carol Anne Shade, Trustees under the James M. Shade and Carol A. Shade Trust Agreement dated September 14, 1982, Randall Shade and Corey Shade.+
10(n) Stock Purchase Agreement, dated as of October 24, 1997, among the Company and the shareholders of Rent-It Center, Inc.+
10(o) Stock Purchase Agreement, dated as of October 20, 1997, among the Company and A&A Tool Rentals & Sales, Inc., Joseph E. Doran, Patrick J. Doran, and A&A Tool Rentals & Sales, Inc. Employee Stock Ownership Plan.+
10(p) Agreement and Plan of Merger, dated as of October 23, 1997, among the Company, UR Acquisition Subsidiary, Inc. and J&J Rental Services, Inc.+
10(q)   Convertible Note dated October 24, 1997
10(r)   Subscription Agreement dated November 14, 1997, between Wayland R.
        Hicks and the Company
10(s) Agreement dated November 14, 1997, between the Company and Wayland R. Hicks++
10(t) Purchase Agreement, dated as of January 22, 1998, among the Company, United Rentals of Canada, Inc., Access Rentals, Inc., Reinhart Leasing, LLC and the Stockholders of Access Rentals, Inc. (incorporated by reference to Exhibit 10(t) to the Registrant's Registration Statement on Form S-1, Registration No. 333-45605)+
10(u) Stock Purchase Agreement, dated as of January 13, 1998, among the Company, Mission Valley Rentals, Inc., Charles F. Journey and Connie J. Journey (incorporated by reference to Exhibit 10(u) to the Registrant's Registration Statement on Form S-1, Registration No. 333-45605)+
10(v) Stock Purchase Agreement, dated as of January 22, 1998, among the Company, United Rentals of Canada, Inc. and BNR Equipment Limited and Affiliates (incorporated by reference to Exhibit 10(v) to the Registrant's Registration Statement on Form S-1, Registration No. 333-45605)+
10(w) Form of U.S. Purchase Agreement for the public offering completed by the Company on March 11, 1998 (incorporated by reference to Exhibit 1(a) to the Registrant's Registration Statement on Form S-1, Registration No. 333-45605)
10(x) Form of International Repurchase Agreement for the public offering completed by the Company on March 11, 1998 (incorporated by reference to
        Exhibit 1(b) to the Registrant's Registration Statement on Form S-1, Registration No. 333-45605)
10(y) Form of U.S. Purchase Agreement for the Company's initial public offering (incorporated by reference to Exhibit 1(a) to the Registrant's Registration Statement on Form S-1, Registration No. 333-39117)
10(z) Form of International Purchase Agreement for the Company's initial public offering (incorporated by reference to Exhibit 1(b) to the Registrant's Registration Statement on Form S-1, Registration No. 333-39117)
21      Subsidiaries of the Registrant (incorporated by reference to Exhibit
        21 to the Registrant's Registration Statement on Form S-1, Registration No. 333-45605)
------------------------------------------
  + Filed without exhibits and schedules (to be provided supplementally upon request of the Commission).
 ++ This document is a management contract or compensatory plan or arrangement

(1) The Company issued a warrant in this form to the following officers of the Company (or in certain cases to an entity controlled by such officer) for the number of shares indicated: Bradley S. Jacobs (5,000,000); John N. Milne (714,286); Michael J. Nolan (285,715); Robert P. Miner (142,857); Sandra E.
    Welwood (50,000); Joseph J. Kondrup, Jr. (50,000); Kai E. Nyby (50,000); and Richard A. Volonino (50,000).

(2) Each officer of the Company who purchased securities of the Company prior to December 18, 1997, other than Messrs. Jacobs and Hicks, entered into a Private Placement Purchase Agreement in this form (modified, in the case of Messrs. Barker and Imig, to reflect the fact that said officers did not purchase warrants) with respect to the shares of Common Stock and warrants purchased by such officer from the Company as described under Item 10-- "Directors and Executive Officers of the Registrant--Capital Contributions by Officers and Directors."

(3) Each purchaser of shares of Common Stock in the Company's September 1997 private placement entered into a Subscription Agreement in this form with respect to the shares purchased.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the registrant during the fourth quarter of 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                UNITED RENTALS, INC.

Date:  March 12, 1998                           By:    Michael J. Nolan
                                                   -----------------------------
                                                   Michael J. Nolan
                                                   Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES               TITLE                              DATE
----------               -----                              ----


 Bradley S. Jacobs       Chairman of the Board              March 12, 1998
-------------------
Bradley S. Jacobs         of Directors and Chief
                          Executive Officer
                          (Principal Executive Officer)

 John N. Milne           Vice Chairman of the Board         March  12, 1998
-------------------       of Directors, Chief
John N. Milne             Acquisition Officer,
                          Secretary
                          and Director

 Michael J. Nolan        Chief Financial Officer            March 12, 1998
-------------------       (Principal Financial Officer)
Michael J. Nolan

 Sandra E. Welwood       Vice President, Corporate          March 12, 1998
---------------------    Controller
Sandra E. Welwood         (Principal Accounting Officer)

 Ronald M. DeFeo         Director                           March 12, 1998
----------------------
Ronald M. DeFeo

 Richard J. Heckmann     Director                           March 12, 1998
----------------------
Richard J. Heckmann

 Gerald Tsai, Jr.        Director                           March  12, 1998
----------------------
Gerald Tsai, Jr.