Form 10-Q
period 1998-03-31
UNITED RENTALS INC
filed 1998-05-14
CIK 1047166

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to
                                       -------------    ------------

Commission file number 1-13663

                              UNITED RENTALS, INC.
             (Exact name of Registrant as specified in its charter)

    Delaware                                                      06-1493538
---------------------------                          ------------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

Four Greenwich Office Park, Greenwich, Connecticut                      06830
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (203) 622-3131
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    X   Yes       No
  -----     -----

As of May 11, 1998 there were 33,623,715 shares of the registrant's Common stock, $.01 par value outstanding.

                              UNITED RENTALS, INC.
            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                     INDEX

                                                                        PAGE
                                                                      --------

PART I    FINANCIAL INFORMATION

 Item 1  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, 1998
         and December 31, 1997 (unaudited).................................  3

         Consolidated Statement of Operations for the Three
         Months Ended March 31, 1998 (unaudited)...........................  4

         Consolidated Statement of Stockholders' Equity for
         the Three Months Ended March 31, 1998,
         (unaudited).......................................................  5

         Consolidated Statement of Cash Flows for the Three
         Months Ended March 31, 1998 (unaudited)...........................  6

         Notes to Unaudited Consolidated Financial Statements..............  8

 Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................... 12

PART II  OTHER INFORMATION

 Item 2  Changes in Securities and Use of Proceeds......................... 20

 Item 6  Exhibits and Reports on Form 8-K.................................. 21

         Signatures........................................................ 22

                              UNITED RENTALS, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                             MARCH 31      DECEMBER 31
                                                               1998           1997
                                                           ------------   ------------
                                     ASSETS

  Cash and cash equivalents                                $ 54,785,007   $ 68,607,528
  Accounts receivable, net of
    allowance for doubtful accounts
    of $3,813,000 in 1998 and
    $1,161,000 in 1997                                       31,443,000      7,494,636
  Inventory                                                  14,933,813      3,827,446
  Prepaid expenses and other assets                          10,006,519      2,966,822
  Rental equipment, net                                     140,743,703     33,407,561
  Property and equipment, net                                11,900,686      2,272,683
  Intangible assets, net of
    accumulated amortization
    of $1,235,000 in 1998 and
    $241,000 in 1997                                        186,314,455     50,533,736
                                                           ------------   ------------
                                                           $450,127,183   $169,110,412
                                                           ============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable                                         $ 28,149,318   $  5,697,830
  Debt                                                       26,494,068      1,074,474
  Deferred income taxes                                         544,820        198,249
  Accrued expenses and other
    liabilities                                              10,305,699      4,409,828
                                                           ------------   ------------

          Total liabilities                                  65,493,905     11,380,381

Commitments and contingencies

Stockholders' equity:
  Preferred stock--$.01 par value,
    5,000,000 shares authorized, no
    shares issued and outstanding                                    --             --
  Common stock--$.01 par value,
    75,000,000 shares authorized in
    1998 and 1997,33,313,708 in 1998
    and 23,899,119 in 1997 shares
    issued and outstanding                                      333,137        238,991
  Additional paid-in capital                                381,629,839    157,457,418
  Retained earnings                                           2,671,973         33,622
  Accumulated translation adjustments                            (1,671)            --
                                                           ------------   ------------
          Total stockholders' equity                        384,633,278    157,730,031
                                                           ------------   ------------

                                                           $450,127,183   $169,110,412
                                                           ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)

Revenues:
  Equipment rentals                                    $26,779,850
  Sales of rental equipment                              2,983,191
  Sales of new equipment, merchandise and other
    revenues                                             9,427,125
                                                       -----------
Total revenues                                          39,190,166

Cost of revenues:
  Cost of equipment rentals, excluding depreciation     11,221,504
  Depreciation of rental equipment                       4,583,832
  Cost of rental equipment sales                         1,639,431
  Cost of new equipment and merchandise sales
    and other operating costs                            7,591,891
                                                       -----------

Total cost of revenues                                  25,036,658
                                                       -----------

Gross profit                                            14,153,508
Selling, general and administrative expenses             7,806,931
Non-rental depreciation and amortization                 1,086,424
                                                       -----------

Operating income                                         5,260,153
Interest expense                                         1,172,718
Other (income) expense                                    (380,703)
                                                       -----------

Income before provision for income taxes                 4,468,138
Provision for income taxes                               1,829,787
                                                       -----------

Net income                                             $ 2,638,351
                                                       ===========

Basic earnings per share                                     $0.10
                                                       ===========

Diluted earnings per share                                   $0.09
                                                       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)

                             COMMON STOCK
                       ------------------------
                         NUMBER                   ADDITIONAL                ACCUMULATED
                           OF                      PAID-IN      RETAINED    TRANSLATION
                         SHARES       AMOUNT       CAPITAL      EARNINGS    ADJUSTMENTS
                       -----------  -----------  ------------  -----------  ------------
Balance,
  December 31, 1997    23,899,119     $238,991   $157,457,418   $   33,622           --
Issuance of
  common stock          9,537,375       95,374    223,971,193
Translation
  adjustments                                                                $   (1,671)
Conversion of
  convertible note         14,814          148        199,852
Cancellation of
  common stock           (137,600)      (1,376)         1,376
Net income                                                       2,638,351
                       -----------  -----------  ------------  -----------  ------------
Balance,
  March 31, 1998       33,313,708    $ 333,137   $381,629,839   $2,671,973   $   (1,671)
                       ===========  ===========  ============  ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $   2,638,351
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Depreciation and amortization           5,670,256
      Gain on sale of rental equipment       (1,343,760)
      Deferred taxes                          1,422,898
Changes in operating assets and
  liabilities:
    Accounts receivable                        (474,469)
    Inventory                                (2,918,253)
    Prepaid expenses and other assets        (4,917,023)
    Accounts payable                          9,560,512
    Accrued expenses and
      other liabilities                      (2,064,894)
                                          -------------
      Net cash provided by operating
        activities                            7,573,618
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of rental equipment             (12,860,888)
  Purchases of property and equipment        (5,315,132)
  Proceeds from sales of rental
    equipment                                 2,983,191
  In-process acquisition costs                 (758,771)
  Purchases of other companies             (138,170,090)
                                          -------------
      Net cash used in investing
        activities                         (154,121,690)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
    stock, net of issuance costs            206,456,306
  Proceeds from debt                        149,576,408
  Repayments of debt                       (222,652,100)
  Payment of debt financing costs              (655,063)
                                          -------------
      Net cash provided by financing
        activities                          132,725,551
                                          -------------
  Net decrease in cash and
    cash equivalents                        (13,822,521)
  Cash and cash equivalents at
    beginning of period                      68,607,528
                                          -------------
      Cash and cash equivalents at
        end of period                     $  54,785,007
                                          =============

The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CON'T
                 THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)


Supplemental disclosure of cash flow
information:
  Cash paid during the period:
    Interest                                      $   1,111,819
                                                  =============
    Income taxes                                  $     106,500
                                                  =============

Supplemental disclosure of non cash
investing and financing activities:

  During the period ended March 31, 1998
  a convertible note in the principal
  amount of $200,000 was converted into
  14,814 shares of common stock.

  The Company acquired the net assets
     and assumed certain liabilities
     other companies as follows:

     Assets, net of cash acquired                   279,808,752
     Liabilities assumed                           (123,821,390)
     Less:
      Amounts paid in common stock and
        warrants                                    (17,817,272)
                                                  -------------

        Net cash paid                             $ 138,170,090
                                                  =============


The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

1. BASIS OF PRESENTATION

          The Consolidated Financial Statements of United Rentals, Inc. and its subsidiaries (the "Company") included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results of the interim period presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Consolidated Financial Statments included herein should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Impact of Recently Issued Accounting Standards

          In June 1997, the Financial Accounting Standards Board issued SFAS NO. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a primary financial statement. The Company adopted SFAS No. 130 during the period ended March 31, 1998. The adoption of SFAS No. 130 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company. SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. The Company continues to evaluate the provisions of SFAS No. 131 and, upon adoption, the Company may report operating segments. The Company is required to adopt SFAS No. 131 by December 31, 1998.

2. COMMON STOCK

          On March 11, 1998, the Company completed a public offering of 8,625,000 shares of Common Stock (the "Offering"). The net proceeds to the Company from the Offering were approximately $207.4 million (after deducting the underwriting discount and estimated offering expenses). The Company used $132.7 million of the net proceeds from the Offering to repay all outstanding indebtedness under the Company's credit facility and used the balance of such net proceeds for acquisitions.

          The purchase agreement relating to the acquisition of one company acquired provides that the stock consideration paid by the Company in connection with such acquisition is subject to adjustment based upon the trading prices of the common stock during the 60-day period which commenced December 18, 1997. In accordance with such provisions, the Company canceled 137,600 shares of common stock issued by the Company in connection with such acquisition.

3. ACQUISITIONS

          During the three months ended March 31, 1998, the Company completed the acquisition of 19 equipment rental companies having an aggregate of 66 rental locations in 16 states and Ontario, Canada.

          The aggregate consideration paid by the Company for the acquisitions completed during the three months ended March 31, 1998 was $165.0 million and consisted of approximately $147.2 million in cash, 912,375 shares of Common Stock and warrants to purchase an aggregate of 30,000 shares of Common Stock.
In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired during the three months ended March 31, 1998 in the aggregate amount of $98.5 million. The Company also agreed in connection with two of the acquisitions to pay the former owners additional amounts based upon specified future revenues (such amounts being limited to (i) Cdn$4.0 million with respect to one acquisition and (ii) an amount based on the results of a single store with respect to the other acquisition).

          These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the Company's results of operations from their respective acquisition dates. The purchase prices have been allocated to the assets acquired and liabilities assumed based on their respective fair values at their respective acquisition dates.

          The Company has not completed its valuation on all of its purchases and the purchase price allocations are subject to change when additional information concerning asset and liability valuations are completed.

  The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 1998 as though each acquisition described above was made on January 1, 1998.

                                         THREE MONTHS ENDED
                                          MARCH 31, 1998
                                         ------------------
Revenues                                 $       46,616,686
Net income                                        2,279,657
Basic earnings per share                               0.09
Diluted earnings per share                             0.07

     The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

4. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

Numerator:
  Net income                             $        2,638,351
                                         ==================

Denominator:
  Denominator for basic earnings
    per share--weighted-average shares           26,278,462
  Effect of dilutive securities:
    Employee stock options                          434,402
    Warrants                                      3,731,044
                                         ------------------



  Dilutive potential common shares
    Denominator for diluted earnings
      per share--adjusted weighted-
      average shares                             30,443,908
                                         ==================
Basic earnings per share                 $             0.10
                                         ==================
Diluted earnings per share               $             0.09
                                         ==================

5. SUBSEQUENT EVENTS

     Subsequent to March 31, 1998, the Company completed the acquisition of 14 equipment rental companies consisting of 35 rental sites. The aggregate consideration paid by the Company for these acquisitions was $92.5 million and consisted of approximately $85.9 million in cash, and 307,906 shares of Common Stock. The Company also agreed in connection with one of the acquisitions to pay the former owner additional amounts based upon specified future revenues not to exceed $500,000. The Company funded a portion of the cash consideration for these acquisitions with cash on hand and the balance with borrowings under the Company's revolving credit facility.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion reviews the Company's operations for three months ended March 31, 1998 and should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes thereto of the Company included herein and the Consolidated Financial Statements and related Notes thereto included in the Company's 1997 Annual Report on Form 10-K.

     The following discussion includes statements that are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as "the Company expects," "the Company anticipates," "the Company believes," "the Company estimates," and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under the caption Item 1 - "Business-Factors that May Influence Results and Accuracy of Forward-Looking Statements" included in the Company's 1997 Annual Report of Form 10-K. The information in such Annual Report under such caption is incorporated by reference herein.

General
-------

     The Company commenced equipment rental operations in October 1997 by acquiring six established equipment rental companies and acquired 33 additional companies in the first five months of 1998 (through May 14, 1998). Of such acquisitions, 19 were completed in the first quarter of 1998. Each of the acquisitions completed by the Company to date has been accounted for as a purchase.

     The Company primarily derives revenues from the following sources: (i) equipment rental (including additional fees that may be charged for equipment delivery, fuel, repair of rental equipment, and damage waivers), (ii) the sale of rental equipment, (iii) the sale of new equipment, and (iv) the sale of related merchandise and parts.

     Cost of operations consists primarily of depreciation costs associated with rental equipment, the cost of repairing and maintaining rental equipment, the cost of rental and new equipment sold, personnel costs, occupancy costs, supplies, and expenses related to information systems. The Company records rental equipment expenditures at cost and depreciates equipment using the straight-line method over the estimated useful life (which ranges from 2 to 10 years), after giving effect to an estimated salvage value of 0% to 10% of cost.

     Selling, general and administrative expense includes advertising and marketing expenses, management salaries, and clerical and administrative overhead.

     Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements and (ii) the amortization of intangible assets. The

Company's intangible assets include goodwill, which represents the excess of the purchase price of acquired companies over the estimated fair market value of the assets acquired.

Consideration Paid For Acquisitions in First Quarter of 1998
------------------------------------------------------------

     The aggregate consideration paid by the Company for the acquisitions completed during the three months ended March 31, 1998 was $165.0 million and consisted of approximately $147.2 million in cash, 912,375 shares of Common Stock and warrants to purchase an aggregate of 30,000 shares of Common Stock.
In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired during the three months ended March 31, 1998 in the aggregate amount of $98.5 million. The Company also agreed in connection with two of the acquisitions to pay the former owners additional amounts based upon specified future revenues (such amounts being limited to (i) Cdn$4.0 million with respect to one acquisition and (ii) an amount based on the results of a single store with respect to the other acquisition).

Results of Operations
---------------------

     Three months ended March 31, 1998

     Revenues. Total revenues were $39.2 million for the three months ended March 31, 1998. Equipment rental revenues accounted for 68.3% of such revenues.

     Gross Profits. For the three months ended March 31, 1998 the gross profit margin was (i) 41.0% from equipment rentals, (ii) 45.0% from sales of rental equipment and (iii) 19.5% from sales of new equipment, merchandise and other revenues.

     Selling, General and Administrative Expense. For the three months ended March 31, 1998 selling, general and administrative expense was $7.8 million or 19.9% of total revenues.

     Non-rental Depreciation and Amortization. For the three months ended March 31, 1998 non-rental depreciation and amortization was $1.1 million or 2.8% of total revenues.

     Interest Expense. For the three months ended March 31, 1998 interest expense was $1.2 million. Interest expense principally related to borrowings made under the Company's credit facility in order to fund a portion of the purchase price of the acquisitions completed in 1998.

     Income Taxes. The Company's effective income tax rate for the three months ended March 31, 1998 was 41.0%.

Liquidity and Capital Resources
-------------------------------

     The Company completed an initial public offering ("IPO") of 8,050,000 shares of its Common Stock ("Common Stock") in December 1997 and completed a second public offering of 8,625,000 shares of Common Stock (the "March Offering") in March 1998. The estimated aggregate net proceeds to the Company (after deducting the underwriting discounts and estimated offering expenses) from such offerings were approximately $307.0 million ($ 99.6 million from the IPO and $207.4 million from the March Offering). The Company used (i) approximately $132.7 million of such net proceeds to repay indebtedness under the Company's Credit Facility, (ii) approximately $90.3 million of such net proceeds to fund the cash consideration paid for acquisitions completed in the first quarter of 1998 and (iii) the balance of such net proceeds to fund a portion of the cash consideration paid for acquisitions completed after the first quarter of 1998. The increase in stockholders' equity at March 31, 1998 compared with December 31, 1997, primarily reflects the March Offering and the issuance of an aggregate of 912,375 shares of Common Stock during the first quarter of 1998 as part of the consideration for acquisitions.

     The Company had cash-on-hand at the beginning of 1998 of approximately $68.6 million, representing the net proceeds of the IPO not used to repay indebtedness. During the first three months of 1998, the Company (i) generated cash from operations of approximately $7.6 million, (ii) generated cash from the sales of rental equipment of approximately $3.0 million and (iii) had net cash from financing activities of approximately $132.7 million (principally reflecting the March Offering). The Company used cash during the first three months of 1998 for acquisitions (approximately 138.2 million), to purchase rental equipment (approximately $12.9 million) and to purchase property and equipment related to the Company's information technology system (approximately $5.3 million). These acquisitions and purchases accounted for (a) the increase in accounts receivable, inventory, rental equipment, property and equipment, and intangible assets at March 31, 1998 compared with December 31, 1997, (b) the increase in accounts payable, debt and accrued expenses and other liabilities at March 31, 1998 compared with December 31, 1997 and (c) the decrease in cash at March 31, 1998 compared with December 31, 1997.

     The increase in prepaid expenses and other assets at March 31, 1998 compared with December 31, 1997 primarily reflected (i) and increase in prepaid expenses relating to the Company's operations, (ii) deferred tax assets recorded in connection with acquisitions and (iii) certain direct costs relating to potential or pending acquisitions that were capitalized.

     The Company has a Credit Facility with a group of financial institutions, which enables the Company to borrow up to $300 million on a revolving credit basis and permits a Canadian subsidiary of the Company (the "Canadian Subsidiary") to directly borrow up to $40 million under the Credit Facility (provided that the aggregate borrowings of the Company and the Canadian Subsidiary do not exceed $300 million). Up to $10 million of the Credit Facility is available in the form of letters of credit. The Credit Facility terminates on March 30, 2001, at which time all outstanding indebtedness is due. The amount of indebtedness outstanding under the Credit Facility was $16.9 million at March 31, 1998 and $99.4 million at May 14, 1998.

     Borrowings by the Company under the Credit Facility accrue interest, at the Company's option, at either (a) the Base Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% and (ii) Bank of America's reference rate) plus a margin ranging from 0% to 0.25% per annum or (b) the Eurodollar Rate (which for borrowings by the Company is equal to Bank of America's reserve adjusted eurodollar rate) plus a margin ranging from 1.125% to 2.125% per annum. Borrowings by the Canadian Subsidiary under the Credit Facility accrue interest, at such subsidiary's option, at either (x) the Prime Rate (which is equal to Bank of America Canada's prime rate) plus a margin ranging from 0% to 0.25% per annum, (y) the BA Rate (which is equal to Bank of America Canada's BA Rate) plus a margin ranging from 1.125% to 2.125% per annum or (z) the Eurodollar Rate (which for borrowing by the Canadian Subsidiary is equal to Bank of America Canada's reserve adjusted eurodollar rate) plus a margin ranging from 1.125% to 2.125% per annum. The Company is also required to pay the banks an annual facility fee equal to 0.375% of the banks' $300 million aggregate lending commitment under the Credit Facility.

     The Credit Facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to: (a) maintenance of minimum net worth, (b) the ratio of debt to net worth, (c) interest coverage ratio, (d) the ratio of funded debt to cash flow, and (e) the ratio of senior debt to tangible assets. The Credit Facility also contains certain covenants that restrict the Company's ability to, among other things, (i) incur additional indebtedness, (ii) permit liens to attach to its assets, (iii) enter into operating leases requiring payments in excess of specified amounts, (iv) declare or pay dividends or make other restricted payments with respect to its equity securities (including the Common Stock) or subordinated debt, (v) sell assets, (vi) make acquisitions unless certain financial conditions are satisfied, (vii) invest more than a specified amount in foreign subsidiaries or have more than a specified amount of its consolidated assets owned by foreign subsidiaries, and (viii) engage in any line of business other than the equipment rental industry. The Credit Facility provides that the failure by any two of Messrs. Jacobs, Milne, Nolan and Miner to continue to hold executive positions with the Company for a period of 30 consecutive days constitutes an event of default under the Credit Facility unless replacement officers satisfactory to the lenders are appointed. The Credit Facility is also subject to other customary events of default. The obligations of United Rentals, Inc. under the Credit Facility are secured by substantially all of its assets, the stock of its United States subsidiaries and a portion of the stock of a Canadian subsidiary. The obligations of the Canadian Subsidiary under the Credit Facility are guaranteed by United Rentals, Inc. and secured by substantially all of the assets of the Canadian Subsidiary and the stock for the subsidiaries of the Canadian Subsidiary.

     The Company's principal existing source of cash are (i) borrowings under the Credit Facility and (ii) cash generated from operations. The Company estimates that such sources will be sufficient to fund the cash required for the Company's existing operations (not including new acquisitions or start-up locations that are not currently under development, which may require additional financing as discussed below) for at least the next 12 months.

     The Company expects that over the next 12 months its principal needs for cash relating to its operations will be to fund (i) operating activities and working capital, (ii) the purchase of equipment on an ongoing basis to maintain the quality and competitiveness of its existing rental equipment, (iii) the purchase of equipment required to expand and modernize the rental equipment at certain locations, and (iv) the purchase of equipment and other items required to maintain sufficient inventory of the new equipment and related merchandise and parts that the Company offers for sale.

     The Company estimates that equipment expenditures for its existing locations will be in the range of $65 million to $70 million over the next 12 months. In addition, the Company expects that it will be required to make equipment expenditures in connection with new acquisitions. The Company cannot quantify at this time the amount of such equipment expenditures.

     Principal elements of the Company's strategy include expansion through a disciplined acquisition program and the opening of new rental locations. The Company expects to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. The Company is seeking to acquire companies of varying size,including the acquisition of smaller companies to complement existing or anticipated locations and combinations with relatively large companies that have an established presence in one or more regions. The Company expects that cash required for future acquisitions and start-up locations will be provided by a combination of borrowings under the Credit Facility, cash generated from operations, and future debt or equity financings. There can be no assurance that any such future debt or equity financings will be available or, if available, will be on terms satisfactory to the Company.

     The Company is in the process of developing three start-up locations. The Company estimates that the aggregate costs associated with such start-up locations will be in the range of $2.5 million to $3.5 million (including expenditures of approximately $250,000 incurred to date). The Company believes that cash generated from operations and borrowings under the Credit Facility will be sufficient to fund these costs without additional debt or equity financings.

     The Company has commenced an offering of $250 million of Senior Subordinated Notes. These securities have not been registered under the Securities Act of 1933 (the "Act") and, accordingly, may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Act. The Company expects to use the net proceeds from this offering, if completed, to repay the outstanding indebtedness under the Credit Facility and for future acquisitions, capital expenditures and general corporate purposes. There can be no assurance, however, that the Company will complete this offering in the near term, if at all, or that the size of the offering will not change.

     The Company has recently installed a new integrated information technology system. The new system is currently operational at 83 of the Company's existing locations, and the Company expects that the system will be operational at the remaining existing locations by June 1998. The cost of installing such system was approximately $7.4 million. The Company's software vendors have advised the Company that the system is year 2000 compliant.

Fluctuations in Operating Results
---------------------------------

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

General Economic Conditions And Inflation
-----------------------------------------

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

Recently Issued Accounting Standards
------------------------------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a primary financial statement. The Company adopted SFAS No. 130 during the period ended March 31, 1998. The adoption of SFAS No. 130 did not have a material effect on the consolidated financial position results of operations or cash flows of the Company. SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. The Company continues to evaluate the provisions of SFAS No. 131 and, upon adoption, the Company may report operating segments. The Company is required to adopt SFAS No. 131 by December 31, 1998.

PART II         OTHER INFORMATION

ITEM 2          CHANGES IN SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

     Set forth below is certain information concerning sales by the Company of unregistered securities during the first quarter of 1998. The issuances by the Company of the securities sold in the transaction referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

                                        SHARES
MONTH                                   ISSUED
-----                           ----------------------
January                                        804,875
March                                          122,314
                                ----------------------
  Total                                        927,189
                                ======================

     Of the shares indicated above, (i) 912,375 shares were issued as partial consideration in connection with six acquisitions and (ii) 14,814 shares were issued upon conversion of a convertible note.


Use of Proceeds From IPO

     At December 31, 1997, the remaining net proceed from the Company' initial public offering was $65.8 million. During the first quarter of 1998, the Company used approximately $557,000 of such net proceeds to pay expenses of the offering and used the balance for acquisitions. See Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Consideration Paid for Acquisitions in First Quarter of 1998". None of the payments described in this paragraph represented a direct or indirect payment to (i) directors, officers or general partners of the Company or to their associates, (ii) persons owning 10% or more of any class of equity securities of the Company or (iii) affiliates of the Company.

ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

          (1) Exhibit 10.1 - Second Amended and Restated Credit Agreement dated as of March 30, 1998, between the Company, various financial institutions, Bank of America Canada, as Canadian agent, and Bank of America National Trust and Savings Association, as U.S. agent.

          (2) Exhibit 10.2 - Form of Amendment No. 1 to Private Placement Purchase Agreement (1).

          (3)    Exhibit 27 - Financial Data Schedule

          (4) Exhibit 99.1 - Information that appears in the Company's Report on Form 10-K for the year ended December 31, 1997 under
                 Item 1 -"Business - Factors that May Influence Future Results and Accuracy of Forward - Looking Statements."

__________________
(1) The Company entered into an agreement in this form with each of Mr. Milne, Mr. Nolan and Mr. Miner. This agreement amends the agreement filed as
     Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


(b)  Reports on Form 8-K:

          (1)    Form 8-K and Form 8-K/A - Dated January 13, 1998, Items 5 and
                 7. The Form 8-K/A includes (a) financial statements for the following acquired companies (i) Access Rentals, Inc. and subsidiary and affiliate, (ii) BNR Group of Companies, and
                 (iii) Mission Valley Rentals, Inc.; and (b) pro forma consolidated financial statements of the Company.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              UNITED RENTALS, INC.


Dated:  May 14, 1998          By:  Michael J. Nolan
        ------------               --------------------
                                   Michael J. Nolan
                                   Chief Financial Officer
                                   (Principal Financial Officer)


Dated:  May 14, 1998          By:  Sandra E. Welwood
        ------------               --------------------
                                   Sandra E. Welwood
                                   Vice President,
                                   Corporate Controller
                                   (Chief Accounting Officer)