Form 10-Q
period 1998-06-30
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 1998-08-14
CIK 1047166, 1067701

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q

(Mark One)



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        COMMISSION FILE NUMBER 1-14387
                             UNITED RENTALS, INC.


                        COMMISSION FILE NUMBER 1-13663
                     UNITED RENTALS (NORTH AMERICA), INC.



         (Exact names of Registrants' as specified in their charters)



   Delaware                                     06-1522496
   Delaware                                     06-1493538
 ---------------------------             -------------------------
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)           Identification Nos.)

Four Greenwich Office Park, Greenwich, Connecticut          06830
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrants' telephone number, including area code (203) 622-3131
                                                   --------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

   X   Yes         No
 -----       -----

As of August 10, 1998 there were 34,584,123 shares of the United Rentals, Inc. common stock, $.01 par value outstanding.

There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

This combined Form 10-Q is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in general instruction H(1)(A)and(B)of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by such instruction.

                             UNITED RENTALS, INC.
                     UNITED RENTALS (NORTH AMERICA), INC.

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                     INDEX



                                                             PAGE
                                                            ------



PART I    FINANCIAL INFORMATION



Item 1    Unaudited Consolidated Financial Statements

          United Rentals, Inc. Consolidated Balance Sheets
          as of June 30,1998 and December 31, 1997
          (unaudited)...........................................  3

          United Rentals, Inc. Consolidated Statements of
          Operations for the Six and Three Months
          Ended June 30, 1998 (unaudited).......................  4

          United Rentals, Inc. Consolidated Statements of
          Stockholders' Equity for the Six Months Ended
          June 30, 1998(unaudited)..............................  5

          United Rentals, Inc. Consolidated Statement of
          Cash Flows for the Six Months Ended
          June 30, 1998 (unaudited).............................  6

          Notes to Unaudited Consolidated Financial Statements..  8


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations................... 16

PART II   OTHER INFORMATION

Item 2    Changes in Securities................................. 31

Item 6    Exhibits and Reports on Form 8-K...................... 32

          Signatures............................................ 35

                             UNITED RENTALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                          JUNE 30      DECEMBER 31
                                            1998          1997
                                            ----          ----

                                    ASSETS

  Cash and cash equivalents            $  5,486,092  $ 68,607,528
  Accounts receivable, net of
    allowance for doubtful accounts
    of $7,778,000 in 1998 and
    $1,161,000 in 1997                   67,202,625     7,494,636
  Inventory                              33,255,606     3,827,446
  Prepaid expenses and other assets      22,887,178     2,966,822
  Rental equipment, net                 298,956,195    33,407,561
  Property and equipment, net            32,349,116     2,272,683
  Intangible assets, net of
    accumulated amortization
    of $3,198,000 in 1998 and
    $241,000 in 1997                    429,027,657    50,533,736
                                       ------------  ------------
                                       $889,164,469  $169,110,412
                                       ============  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable                      $ 55,855,965   $  5,697,830
  Debt                                   389,181,344      1,074,474
  Deferred income taxes                    2,375,648        198,249
  Accrued expenses and other
    liabilities                           23,357,346      4,409,828
                                        ------------   ------------
          Total liabilities              470,770,303     11,380,381

Commitments and contingencies
Stockholders' equity:
  Preferred stock--$.01 par value,
    5,000,000 shares authorized, no
    shares issued and outstanding                 --             --
  Common stock--$.01 par value,
    75,000,000 shares authorized in
    1998 and 1997,34,192,085 in 1998
    and 23,899,119 in 1997 shares
    issued and outstanding                   341,921        238,991
  Additional paid-in capital             409,817,333    157,457,418
  Retained earnings                        8,253,698         33,622
  Cumulative translation adjustments         (18,786)            --
                                        ------------   ------------
          Total stockholders' equity     418,394,166    157,730,031
                                        ------------   ------------

                                        $889,164,469   $169,110,412
                                        ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                             UNITED RENTALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        SIX MONTHS     THREE MONTHS
                                          ENDED           ENDED
                                      JUNE 30, 1998   JUNE 30, 1998
                                      --------------  --------------
Revenues:
  Equipment rentals                    $ 86,104,719     $59,324,869
  Sales of rental equipment              10,464,642       7,481,451
  Sales of new equipment,
    merchandise and other
    revenues                             30,781,919      21,354,794
                                       ------------     -----------
Total revenues                          127,351,280      88,161,114

Cost of revenues:
  Cost of equipment rentals,
    excluding depreciation               35,608,405      24,386,901
  Depreciation of rental equipment       14,565,250       9,981,418
  Cost of rental equipment sales          5,828,280       4,188,849
  Cost of new equipment and
    merchandise sales and other
    operating costs                      24,110,542      16,518,651
                                       ------------     -----------

Total cost of revenues                   80,112,477      55,075,819
                                       ------------     -----------

Gross profit                             47,238,803      33,085,295
Selling, general and
  administrative expenses                25,101,187      17,294,256
Non-rental depreciation
  and amortization                        3,815,236       2,728,812
                                       ------------     -----------

Operating income                         18,322,380      13,062,227
Interest expense                          4,936,708       3,763,990
Other (income) expense                     (527,547)       (146,844)
                                       ------------     -----------

Income before provision for
  income taxes                           13,913,219       9,445,081
Provision for income taxes                5,693,143       3,863,356
                                       ------------     -----------
  Net income                           $  8,220,076     $ 5,581,725
                                       ============     ===========

Basic earnings per share               $       0.27     $      0.17
                                       ============     ===========

Diluted earnings per share             $       0.23     $      0.14
                                       ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             UNITED RENTALS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                              COMMON STOCK
                        ------------------------
                          NUMBER                   ADDITIONAL                 CUMULATIVE
                            OF                       PAID-IN      RETAINED    TRANSLATION
                          SHARES        AMOUNT       CAPITAL      EARNINGS    ADJUSTMENTS
                        ----------   -----------    --------    ------------  -----------
Balance,
 December 31, 1997      23,899,119     $238,991   $157,457,418   $   33,622        --
Issuance of
 common stock           10,415,752      104,158    252,158,687
Translation
 adjustments                                                                  $   (18,786)
Conversion of
 convertible note           14,814          148        199,852
Cancellation of
 common stock             (137,600)      (1,376)         1,376
Net income                                                        8,220,076
                       -----------     --------   ------------  -----------   -----------
Balance,
 June 30,1998           34,192,085     $341,921   $409,817,333   $8,253,698   $   (18,786)
                       ===========     ========   ============  ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             UNITED RENTALS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $  8,220,076
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Depreciation and amortization            18,380,486
      Gain on sale of rental equipment         (4,636,362)
      Deferred taxes                            3,623,614
Changes in operating assets and
  liabilities:
    Accounts receivable                        (7,175,089)
    Inventory                                  (1,842,775)
    Prepaid expenses and other assets          (6,694,037)
    Accounts payable                           21,489,836
    Accrued expenses and
      other liabilities                        (2,543,195)
                                             ------------
      Net cash provided by operating
        activities                             28,822,554

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of rental equipment               (62,722,443)
  Purchases of property and equipment         (11,519,846)
  Proceeds from sales of rental
    equipment                                  10,464,642
  In-process acquisition costs                 (3,495,002)
 Payment of contingent purchase price          (2,255,433)
 Purchases of other companies                (369,534,206)
                                             ------------
     Net cash used in investing activities   (439,062,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
    stock, net of issuance costs              206,456,306
  Proceeds from debt                          623,776,408
  Repayments of debt                         (474,999,342)
  Payment of debt financing costs              (8,115,074)
                                            -------------
      Net cash provided by financing
        activities                            347,118,298
                                            -------------
  Net decrease in cash and
    cash equivalents                          (63,121,436)
  Cash and cash equivalents at
    beginning of period                        68,607,528
                                            -------------
      Cash and cash equivalents at
        end of period                       $   5,486,092
                                            =============

The accompanying notes are an integral part of these consolidated financial statements.

                             UNITED RENTALS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CON'T
                        SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)


Supplemental disclosure of cash flow

information:
 Cash paid during the period:
   Interest                                    $ 2,290,550
                                               ===========
   Income taxes                                $ 2,946,000
                                               ===========

Supplemental disclosure of non cash
investing and financing activities:

 During the six month period ended
 June 30, 1998 a convertible note in the
 principal amount of $200,000 was converted into 14,814 shares of common stock.

 The Company acquired the net assets
    and assumed certain liabilities of
    other companies as follows:

    Assets, net of cash acquired               681,724,845
    Liabilities assumed                       (264,655,908)
    Less:
    Amounts paid in common stock and
      warrants                                 (47,534,731)
                                               -----------
      Net cash paid                           $369,534,206
                                              ============

The accompanying notes are an integral part of these consolidated financial statements.

                             UNITED RENTALS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

1. BASIS OF PRESENTATION

     United Rentals, Inc. is principally a holding company ("Holdings") and conducts its operations principally through its wholly owned subsidiary United Rentals (North America), Inc. ("URI") and subsidiaries of URI. URI was incorporated in August 1997, initially capitalized in September 1997 and commenced equipment rental operations in October 1997. Holdings was incorporated in July 1998 and became the parent of URI on August 5, 1998, pursuant to the reorganization of the legal structure of URI described in Note 7. Prior to such reorganization, the name of URI was United Rentals, Inc. References herein to the "Company" refer to Holdings and its subsidiaries, with respect to periods following the reorganization, and to URI and its subsidiaries, with respect to periods prior to the reorganization. Separate consolidated financial statements of URI and its subsidiaries have not been presented as they are the same as those of the Company as of June 30, 1998 and for period then ended.

     The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the six and three month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Consolidated Financial Statments included herein should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Impact of Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS")No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a primary financial statement. The Company adopted SFAS No. 130 during the period ended March 31, 1998. The adoption of SFAS No. 130 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

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

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. The Company is required to adopt SFAS No. 132 by December 31, 1998. The adoption of SFAS No. 132 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The Company will adopt SFAS No. 133 beginning January 1, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

2.   COMMON STOCK

     On March 11, 1998, the Company completed a public offering of 8,625,000 shares of Common Stock (the "Offering"). The net proceeds to the Company from the Offering were approximately $207.4 million (after deducting the underwriting discounts and offering expenses). The Company used $132.7 million of the net proceeds from the Offering to repay all of the then outstanding indebtedness under the Company's credit facility and used the balance of such net proceeds for acquisitions.

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

3.   9 1/2% SENIOR SUBORDINATED NOTES

     In May 1998, the Company issued $200 million aggregate principal amount of 9 1/2 % Senior Subordinated Notes which are due June 1, 2008. The Company used $102.8 million of the net proceeds from the sale of such notes to repay all of the then outstanding indebtedness under the Company's credit facility and used the balance of such net proceeds from this offering for acquisitions, capital expenditures and general corporate purposes.

4.   ACQUISITIONS

     During the six months ended June 30, 1998, the Company completed the acquisition of 45 equipment rental companies having an aggregate of 160 rental locations in 24 states and Canada.

     The aggregate consideration paid by the Company for the acquisitions completed during the six months ended June 30, 1998 was $429.7 million and consisted of approximately $382.2 million in cash, 1,779,351 shares of Common Stock and warrants to purchase an aggregate of 30,000 shares of Common Stock. In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired during the six months ended June 30, 1998 in the aggregate amount of $216.4 million. The Company also agreed in connection with eight of the acquisitions completed during the six months ended June 30, 1998, to pay additional amounts to the former owners based upon specified future revenues (such amounts being limited to (i) $10.0 million, $2.0 million, $0.8 million, $0.5 million, $0.5 million, $0.4 million and Cdn. $4.0 million, respectively, with respect to seven of such acquisitions and (ii) an amount based on the revenues of a single store with respect to the other acquisition).

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

     The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the six months ended June 30, 1998 as though each acquisition described above was made on January 1, 1998.

                                                Six Months Ended
                                                  June 30,1998
                                                  ------------

Revenues                                          $160,026,542
Net income                                           9,493,852
Basic earnings per share                                  0.32
Diluted earnings per share                                0.27


     The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

5. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                   SIX MONTHS       THREE MONTHS
                                      ENDED             ENDED
                                  JUNE 30, 1998     JUNE 30, 1998
                                  --------------    --------------

Numerator:
  Net income                        $ 8,220,076       $ 5,581,725
                                    ===========       ===========
Denominator:
  Denominator for basic
    earnings per share
    weighted-average shares          29,970,357        33,702,126
  Effect of dilutive securities:
    Employee stock options              903,311         1,705,898
    Warrants                          4,218,749         4,554,411
                                    -----------       -----------

  Dilutive potential common
    shares
    Denominator for diluted
    earnings per share--
       adjusted weighted-average
       shares                        35,092,417        39,962,435
                                    ===========       ===========
Basic earnings per share            $      0.27       $      0.17
                                    ===========       ===========
Diluted earnings per share          $      0.23       $      0.14
                                    ===========       ===========

6.   AGREEMENT AND PLAN OF MERGER

     On June 15, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with U.S. Rentals, Inc., a Delaware corporation ("U.S. Rentals"). The Merger Agreement provides, subject to the terms and conditions set forth therein, for a subsidiary of the Company to be merged with and into U.S. Rentals (the "Merger"). Following the Merger, U.S. Rentals will become a wholly owned subsidiary of URI. At the effective time of the Merger, (i) each outstanding share of U.S. Rentals common stock will be converted into 0.9625 shares of Common Stock of the Company (the "Exchange Ratio") and (ii) all outstanding options to purchase shares of U.S. Rentals common stock will be assumed by the Company and converted into options to purchase Common Stock of United Rentals, Inc. subject to adjustment for the Exchange Ratio. The Merger is expected to be accounted for as a "pooling of interests" for financial accounting purposes. The Merger, which is subject to shareholder approvals and other customary conditions, is expected to close before the end of September 1998.

7.   SUBSEQUENT EVENTS

Completed Acquisitions

     Subsequent to June 30, 1998, the Company completed the acquisition of 19 equipment rental companies consisting of 66 rental sites. The aggregate consideration paid by the Company for these acquisitions was $344.1 million and consisted of approximately $331.4 million in cash, and 390,549 shares of Common Stock. The Company also agreed in connection with two of the acquisitions to pay additional amounts to the former owners based upon specified future revenues not to exceed $0.5 million in each case. The Company funded a portion of the cash consideration for these acquisitions with cash on hand (including cash proceeds from debt and equity offerings) and the balance with borrowings under the Company's revolving credit facility.

Potential Acquisitions

     The Company has entered into definitive agreements with respect to the acquisition (the "Pending Acquisitions") of the following companies (the "Pending Acquisition Companies"): Rental Tools and Equipment Co. International Inc.; and McClinch, Inc., McClinch Equipment Services, Inc. and Grey Fox Equipment, Inc. The Pending Acquisition Companies have an aggregate of 32 rental locations in nine states. Completion of the Pending Acquisitions is subject to various conditions, and no assurance can be given that the Pending Acquisitions will be consummated or that the Pending Acquisitions will be consummated on the terms contemplated by the definitive agreements.

     The Company expects that the aggregate consideration for the Pending Acquisition Companies will consist of (i) up to 2,090,240 shares of Common Stock (subject to adjustment), (ii) cash of $103.2 million (subject to adjustment) and
(iii) warrants to purchase an aggregate of $0.6 million worth of Common Stock at an exercise price per share based on the price of the Common Stock at the time the acquisition is completed. In addition, the Company will assume approximately $77.8 million of indebtedness. The consideration for the Pending Acquisition Companies includes reimbursement to the shareholders of the Pending Acquisition Companies for certain expenditures to acquire equipment and businesses and payment for certain real estate used in the business.

Term Loan

     In July 1998, URI obtained a $250 million term loan from a group of financial institutions (the "Term Loan"). The Term Loan matures on June 30, 2005. URI used the net proceeds from the loan for acquisitions.

Holding Company Reorganization

     URI was formerly named United Rentals, Inc. On August 5, 1998 a reorganization was effected pursuant to which (i) URI became a wholly owned subsidiary of Holdings, a newly formed holding company, (ii) the name of URI was changed from United Rentals, Inc. to United Rentals (North America), Inc., (iii) the name of Holdings became United Rentals, Inc., (iv) the outstanding common stock of URI was automatically converted, on a share-for-share basis, into Common Stock of Holdings and (v) the Common Stock of Holdings commenced trading on the New York Stock Exchange under the symbol "URI" instead of the common stock of URI. The purpose of the reorganization was to facilitate certain financings. The business operations of the Company will not change as a result of the new legal structure.

     The stockholders of Holdings have the same rights, privileges and interests with respect to Holdings as they had with respect to URI immediately prior to the reorganization. Holdings has the same board of directors as URI and the certificate of incorporation and by-laws of Holdings is the same in all material respects as the certificate of incorporation and by-laws of URI in effect immediately prior to the reorganization.

Issuance of 6 1/2% Convertible Quarterly Income Preferred Securities

     On August 5, 1998, a subsidiary trust (the "Trust") of Holdings issued and sold in a private offering (the "Preferred Securities Offering")$300 million of 6 1/2% Convertible Quarterly Income Preferred Securities (the "Preferred Securities"). In addition, the Trust may sell up to an additional $50 million of Preferred Securities pursuant to an over-allotment option granted to the initial purchasers of the Preferred Securities. The Preferred Securities have not been registered under the Securities Act of 1933 (the "Act") and, accordingly, may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements under the Act.

     The net proceeds from the Preferred Securities Offering were approximately $290.0 million. The Trust used the proceeds from the Preferred Securities Offering to purchase convertible subordinated debentures from Holdings which resulted in Holdings receiving all of the net proceeds of the Preferred Securities Offering. Holdings in turn contributed the net proceeds of the Preferred Securities Offering to URI. URI used approximately $281 million of such net proceeds to repay the then outstanding indebtedness under the Company's credit facility and used the balance of such net proceeds for acquisitions.

8.80% Senior Subordinated Notes

In August 1998, URI issued $205 million aggregate principal amount of 8.80% Senior Subordinated Notes which are due August 15, 2008. URI used $90.3 million of the net proceeds from the sale of such notes to repay outstanding indebtedness under the Company's credit facility and expects to use the balance of such net proceeds to repay borrowings under the credit facility and expects to use the remaining net proceeds for future acquisitions, capital expenditures and general corporate purposes.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion reviews the Company's operations for the six and three months ended June 30, 1998 and should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes thereto of the Company included herein and the Consolidated Financial Statements and related Notes thereto included in the Company's 1997 Annual Report on Form 10-K.

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

     Unless otherwise indicated, (i) the term "Holdings" refers to United Rentals, Inc., (ii) the term "URI" refers to United Rentals (North America), Inc., a wholly owned subsidiary of Holdings, and (iii) the term "the Company" refers to Holdings and its subsidiaries. (URI and its subsidiaries with respect to periods prior to the reorganization described in Note 7 to the Unaudited Consolidated Financial Statements included elsewhere in this Report)

GENERAL

     The Company commenced equipment rental operations in October 1997 by acquiring six established equipment rental companies and acquired 64 additional companies in the first eight months of 1998 (through August 14, 1998). Of such acquisitions, 19 were completed in the first quarter of 1998, 26 were completed in the second quarter of 1998 and 19 thereafter. Each of the acquisitions completed by the Company to date has been accounted for as a purchase.

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

CONSIDERATION PAID FOR ACQUISITIONS DURING FIRST SIX MONTHS
OF 1998

     The aggregate consideration paid by the Company for the acquisitions completed during the six months ended June 30,1998 was $429.7 million and consisted of approximately $382.2 million in cash, 1,779,351 shares of Common Stock and warrants to purchase an aggregate of 30,000 shares of Common Stock. In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired during the six months ended June 30, 1998 in the aggregate amount of $216.4 million. The Company also agreed in connection with eight of the acquisitions completed during the six months ended June 30, 1998, to pay additional amounts to the former owners based upon specified future revenues (such amounts being limited to (i) $10.0 million, $2.0 million, $0.8 million, $0.5 million, $0.5 million, $0.4 million and Cdn. $4.0 million, respectively, with respect to seven of such acquisitions and (ii) an amount based on the revenues of a single store with respect to the other acquisition).

RESULTS OF OPERATIONS

Six months ended June 30, 1998

     Revenues. Total revenues were $127.4 million for the six months ended June 30, 1998. Equipment rental revenues accounted for 67.6% of such revenues.

     Gross Profits. For the six months ended June 30, 1998 the gross profit margin was (i)41.7% from equipment rentals, (ii) 44.3% from sales of rental equipment and (iii) 21.7% from sales of new equipment, merchandise and other revenues.

     Selling, General and Administrative Expense. For the six months ended June 30, 1998, selling, general and administrative expense was $25.1 million or 19.7% of total revenues.

     Non-rental Depreciation and Amortization. For the six months ended June 30, 1998, non-rental depreciation and amortization was $3.8 million or 3.0% of total revenues.

     Interest Expense. For the six months ended June 30, 1998 interest expense was $4.9 million.

     Income Taxes. The Company's effective income tax rate for the six months ended June 30, 1998 was 40.9%.

Three months ended June 30, 1998

     Revenues. Total revenues were $88.2 million for the three months ended June 30, 1998. Equipment rental revenues accounted for 67.3% of such revenues.

     Gross Profits. For the three months ended June 30, 1998, the gross profit margin was (i) 42.1% from equipment rentals, (ii) 44.0% from sales of rental equipment and (iii) 22.6% from sales of new equipment, merchandise and other revenues.

     Selling, General and Administrative Expense. For the three months ended June 30, 1998, selling, general and administrative expense was $17.3 million or 19.6% of total revenues.

     Non-rental Depreciation and Amortization. For the three months ended June 30, 1998 non-rental depreciation and amortization was $2.7 million or 3.1% of total revenues.

     Interest Expense. For the three months ended June 30, 1998 interest expense was $3.8 million.

     Income Taxes. The Company's effective income tax rate for the three months ended June 30, 1998 was 40.9%.

LIQUIDITY AND CAPITAL RESOURCES

General

     The Company has funded its cash requirements to date from (i) the sale of Common Stock and warrants in private placements to the officers and directors of the Company for aggregate consideration of $46.8 million, (ii) other sales of Common Stock in private placements for aggregate consideration of $7.9 million,
(iii) the sale of Common Stock in the Company's initial public offering in December 1997 and in an additional public offering in March 1998 for aggregate consideration of $307.0 million (after deducting the underwriting discounts and estimated offering expenses), (iv) borrowings under the Company's $300 million revolving credit facility (the "Credit Facility"),(v) the sale of $200 million aggregate principal amount of 9 1/2% senior subordinated notes (the "9 1/2% Notes")in May 1998 for aggregate consideration of $194.5 million (after deducting the initial purchasers' discount), (vi) the proceeds of a $250 million term Loan that the Company received in July 1998,(vii) the sale by a subsidiary trust of 6 1/2% convertible quarterly income preferred securities in August 1998 for aggregate consideration of $290.0 million (after deducting the initial purchasers' discount), (viii) the sale of $205 million aggregate principal amount of 8.80% senior subordinated notes (the "8.8% Notes") in August 1998 for aggregate consideration of $197.5 million (after deducting the initial purchaser's discount) and (ix) cash generated from operations and from the sale of equipment. For additional information concerning certain of the financings described above, see "Certain Information Concerning Preferred Securities" and "Certain Information Concerning the Credit Facility and Other Indebtedness."

     The Company's principal existing sources of cash are (i) borrowings available under the Credit Facility, (ii) the portion of the net proceeds from the sale of the 8.8% Notes that was not used for repayment of indebtedness (approximately $105.7 million) and (iii) cash generated from operations. The Company will require additional financing in connection with the pending merger with U.S. Rentals as described below under "Cash Requirements Relating to the Merger."

     The Company had cash-on-hand at the beginning of 1998 of approximately $68.6 million, representing the net proceeds of the Company's initial public offering not used to repay indebtedness. During the first six months of 1998, the Company (i) generated cash from operations of approximately $28.8 million,
(ii)
generated cash from the sales of rental equipment of approximately $10.5 million and (iii) had net cash from financing activities of approximately $347.1 million. The Company used cash during the first six months of 1998 principally for acquisitions (approximately $369.5 million), to purchase rental equipment (approximately $62.7 million) and to purchase property and equipment for the Company's information technology system and other purposes (approximately $11.5 million). These acquisitions and purchases (and the financing thereof) were the principal reasons for (a) the increase in accounts receivable, inventory, rental equipment, property and equipment, and intangible assets at June 30, 1998 compared with December 31, 1997, (b) the increase in accounts payable, debt and accrued expenses and other liabilities at June 30, 1998 compared with December 31, 1997 and (c) the decrease in cash at June 30, 1998 compared with December 31, 1997.

     The increase in prepaid expenses and other assets at June 30, 1998 compared with December 31, 1997 primarily reflected (i) an increase in prepaid expenses relating to the Company's operations, (ii) deferred tax assets recorded in connection with acquisitions and (iii) certain direct costs relating to potential or pending acquisitions that were capitalized.

     The increase in stockholders' equity at June 30, 1998 compared with December 31, 1997, primarily reflects (i)the public offering of Common Stock completed by the Company in March 1998 and (ii) the issuance of an aggregate of 1,779,351 shares of Common Stock during the six months ended June 30, 1998 as part of the consideration for acquisitions.

CASH REQUIREMENTS RELATING TO THE MERGER

     On June 15, 1998, the Company entered into an Agreement and Plan of Merger with U.S. Rentals, Inc., a Delaware corporation ("U.S. Rentals"). The Merger Agreement provides, subject to the terms and conditions set forth therein, for a subsidiary of the Company to be merged with and into U.S. Rentals (the "Merger"). Following the Merger, U.S. Rentals will become a wholly owned
subsidiary of URI.   For additional information concerning the Merger, see Note
6 to the Unaudited Consolidated Financial Statements included elsewhere in this Report.

     The Company estimates that it will require additional financing, in the range of $500 million to $600 million, in order to fund the cash outlays that will be required in connection with the Merger (as described below) and to support the Company's operations following the Merger. Accordingly, the Company will seek to obtain a new revolving credit facility that will provide the requisite additional financing. In addition, the Company may pursue other financing alternatives.

     The principal cash outlays that will be required in connection with the Merger are discussed below.

     Repayment of U.S. Rentals' Credit Facility. Upon completion of the Merger, U.S. Rentals' $300 million credit facility will terminate and U.S. Rentals will be required to immediately repay all outstanding indebtedness thereunder. As of August 14, 1998, there was approximately $120.0 million of indebtedness outstanding under such credit facility.

     Prepayment of U.S. Rentals' Senior Notes. There is currently outstanding $252 million of senior unsecured notes that were issued by U.S. Rentals. Pursuant to the terms of such notes, U.S. Rentals may not consummate the Merger unless it first offers to prepay such notes and, to the extent that such offer is accepted, prepays such notes concurrently with the closing of the Merger. The Company and U.S. Rentals are seeking to obtain waivers, which would relieve U.S. Rentals of its obligation to make such prepayment offer and enable the Company to assume such notes. There can be no assurance, however, that such waivers will be obtained.

     Other Cash Expenditures. The Company estimates that other cash expenditures in connection with the Merger will be in the range of $50 million to $70 million (excluding non-cash charges of $10 million to $20 million). These include expenditures for (i) accelerated deferred compensation for certain employees of U.S. Rentals, (ii) severance for certain employees of U.S. Rentals and (iii) professional fees and investment banking fees.

CASH REQUIREMENTS RELATING TO PENDING ACQUISITIONS

     The Company has entered into definitive agreements with respect to the acquisition (the "Pending Acquisitions") of the following companies (the "Pending Acquisition Companies"): Rental Tools and Equipment Co. International Inc.; and McClinch, Inc., McClinch Equipment Services, Inc. and Grey Fox Equipment, Inc. For additional information concerning the Pending Acquisitions, see Note 7 to the Unaudited Consolidated Financial Statements included elsewhere in this Report.

     The Company estimates that the cash expenditures that will be required in order to complete the Pending Acquisitions will be approximately $177.9 million. The Company expects to fund such expenditures through borrowings under the Credit Facility.

GENERAL CASH REQUIREMENTS RELATED TO OPERATIONS

       The Company is seeking to obtain a new credit facility (as described above) that will provide the additional financing that the Company will require as a result of the Merger. Assuming that the Company obtains this new credit facility, the Company estimates that its available sources of cash (consisting of borrowings available under such credit facility, the proceeds from the sale of the 8.80% Notes that were not used for repayment of indebtedness and cash generated from operations) will be sufficient for at least 12 months to fund the cash required for (i) the existing operations of the Company (ii) the existing operations of U.S. Rentals to be acquired in the Merger and (iii) the operations to be acquired upon completion of the Pending Acquisitions. However, new acquisitions (other than the Pending Acquisitions) and start-up locations that are not currently under development may require additional financing as discussed below.

     The Company expects its principal needs for cash relating to its operations will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment on an ongoing basis to maintain the quality and competitiveness of its existing rental equipment, (iii) the purchase of equipment required to expand and modernize the rental equipment at certain locations, (iv) the purchase of equipment and other items required to maintain sufficient inventory of the new equipment and related merchandise and parts that the Company offers for sale and (v) interest expense.

     The Company estimates that equipment expenditures over the next 12 months will be in the range of $365 million to $415 million for (i) the existing operations of the Company, (ii) the existing operations of U.S. Rentals to be acquired in the Merger and (iii) the operations to be acquired upon completion of the Pending Acquisitions. In addition, the Company expects that it will be required to make equipment expenditures in connection with new acquisitions. The Company cannot quantify at this time the amount of equipment expenditures that will be required in connection with new acquisitions.

     Principal elements of the Company's strategy include continued expansion through a disciplined acquisition program and the opening of new rental locations. The Company expects to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. The Company expects that it will require additional financing for future acquisitions and, consequently, the Company's indebtedness may increase as the Company implements its growth strategy. There can be no assurance, however, that any additional financing will be available or, if available, will be on terms satisfactory to the Company.

     The Company is in the process of developing four start-up locations. In addition, U.S. Rentals is in the process of developing two start-up locations. The Company estimates that the aggregate costs associated with such start-up locations will be in the range of $5 million to $9 million (including expenditures of approximately $0.5 million incurred to date).

     The Company has recently installed a new integrated information technology system. The cost of installing such system was approximately $7.4 million. The Company estimates that the cost of extending the system to the locations to be acquired through the Merger with U.S. Rentals and completion of the Pending Acquisitions will be approximately $4.8 million. The Company's software vendors have advised the Company that the system is year 2000 compliant.

     Based upon the terms of the Company's currently outstanding indebtedness (including currently outstanding indebtedness of U.S. Rentals that will be assumed in the Merger), the Company is scheduled to repay approximately $1.2 million of indebtedness during the balance of 1998 and $3.7 million during 1999. (Such amounts are in addition to the amounts that the Company will be required to repay in connection with the Merger). In addition, the Company may be required at any time to repay a $21 million demand note that the Company will assume in connection with the Merger.

CERTAIN INFORMATION CONCERNING PREFERRED SECURITIES

     On August 5, 1998, a subsidiary trust (the "Trust") of Holdings sold in a private offering (the "Preferred Securities Offering") $300 million of 6 1/2% Convertible Quarterly Income Preferred Securities (the "Preferred Securities"). In addition, the Trust may sell up to an additional $50 million of Preferred Securities pursuant to an over-allotment option granted to the initial purchasers of the Preferred Securities. The Preferred Securities have not been registered under the Act and, accordingly, may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements under the Act.

     The net proceeds from the Preferred Securities Offering were approximately $290.0 million. The Trust used the proceeds from the Preferred Securities Offering to purchase convertible subordinated debentures from Holdings which resulted in Holdings receiving all of the proceeds of the Preferred Securities Offering. Holdings in turn contributed the net proceeds of the Preferred Securities Offering to its wholly owned subsidiary URI. URI has used approximately $281 million of such net proceeds to repay outstanding indebtedness under the Credit Facility and has used the balance of such net proceeds for acquisitions.

     The preferred securities are convertible into Common Stock of the Company at a conversion price equivalent to $43.63 per share.

CERTAIN INFORMATION CONCERNING CREDIT FACILITY AND OTHER INDEBTEDNESS

     Set forth below is certain information concerning the Credit Facility and certain other indebtedness of URI. The Credit Facility contains certain covenants that require URI to, among other things, satisfy certain financial tests relating to: (a) maintenance of minimum net worth, (b) the ratio of funded debt to net worth, (c) interest coverage ratio (d) funded debt to cash flow, (e) the ratio of funded debt to cash flow, and (f) the ratio of senior debt to tangible assets. The agreements governing the Credit Facility and such other indebtedness contain various other covenants (which vary from agreement to agreement) that restrict URI's ability to, among other things, (i) incur additional indebtedness, (ii) permit liens to attach to its assets, (iii) pay dividends or make other restricted payments on its common stock and certain other securities and (iv) make acquisitions unless certain financial conditions are satisfied. In addition, the agreement governing the Credit Facility and the agreement governing the Term Loan described below (a) require URI to maintain certain financial ratios and (b) provide that failure by any two of Messrs. Jacobs, Milne, Nolan and Miner to continue to hold executive positions with URI for a period of 30 consecutive days constitutes an event of default unless replacement officers satisfactory to the lenders are appointed.

     Existing Credit Facility. The Credit Facility is with a group of financial institutions, for which Bank of America National Trust and Savings Association acts as U.S. agent and Bank of America Canada acts as Canadian agent. Set forth below is certain information concerning the terms of the Credit Facility. As described above, the Company is seeking to obtain a new credit facility that will increase the Company's borrowing capacity. The terms of such new credit facility may be different than the terms of the existing Credit Facility.

     The Credit Facility enables URI to borrow up to $300 million on a revolving basis and permits the Canadian Subsidiary to directly borrow up to $40 million under the Credit Facility (provided that the aggregate borrowings of the Company and the Canadian Subsidiary do not exceed $300 million). Up to $10 million of the Credit Facility is available in the form of letters of credit. The Credit Facility terminates on March 30, 2001, at which time all outstanding indebtedness is due. The amount of indebtedness outstanding under the Credit Facility was $173.0 million at June 30, 1998, and there was no outstanding indebtedness at August 14, 1998(not including undrawn outstanding letters of credit in the amount of $1.4 million).

     Borrowings by URI under the Credit Facility accrue interest at URI's option, at either (a) the Base Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% and (ii) Bank of America's reference rate) or (b) the Eurodollar Rate (which for borrowings by URI is equal to Bank of America's reserve adjusted eurodollar rate) plus a margin ranging from 0.950% to 1.625%
per annum.   Borrowings by the Canadian Subsidiary under the Credit Facility accrue interest, at such subsidiary's option, at either (x) the Prime Rate (which is equal to Bank of America Canada's prime rate), (y) the BA Rate (which is equal to Bank of America Canada's BA Rate) plus a margin ranging from 0.950% to 1.625% per annum or (z) the Eurodollar Rate (which for borrowing by the Canadian Subsidiary is equal to Bank of America Canada's reserve adjusted Eurodollar Rate) plus a margin ranging from 0.95% to 1.625% per annum. If at any time an event of default (as defined in the agreement governing the Credit Facility) exists, the interest rate applicable to each loan will increase by 2% per annum. The Company is also required to pay the banks an annual facility fee equal to 0.375% of the banks' $300 million aggregate lending commitment under the Credit Facility (which fee may be reduced to 0.300% for periods during which the Company maintains a specified funded debt to cash flow ratio).

     The obligations of URI under the Credit Facility are secured by substantially all of its assets, the stock of its United States subsidiaries and a portion of the stock of the Company's Canadian subsidiaries. The obligations of the Canadian

Subsidiary under the Credit Facility are guaranteed by URI and secured by substantially all of the assets of the Canadian Subsidiary and the stock of the subsidiaries of the Canadian Subsidiary.

     Term Loan. In July 1998, URI obtained a $250 million term loan from a group of financial institutions. The Term Loan matures on June 30, 2005. Prior to maturity, quarterly installments of principal in the amount of $625,000 are due on the last day of each calendar quarter, commencing September 30, 1999. The amount due at maturity is $235,625,000. The Term Loan accrues interest, at URI's option, at either (a) the Base Rate (as defined above with respect to the Credit Facility) plus a margin ranging from 0% to 0.5% per annum, or (b) the Eurodollar Rate (as defined above with respect to the Credit Facility for borrowings by URI) plus a margin ranging from 1.875% to 2.375% per annum. The Term Loan is secured pari passu with the Credit Facility. The agreement governing the Term Loan contains restrictive covenants substantially similar to those provided by the Credit Facility.

     9 1/2% Senior Subordinated Notes. In May 1998, the Company issued $200 million aggregate principal amount of 9 1/2% Notes which are due June 1, 2008.

     8.80% Senior Subordinated Notes. In August 1998, URI issued $205 million aggregate principal amount of 8.80% Notes which are due August 15, 2008. URI expects to use the net proceeds for future acquisitions, capital expenditures and general corporate purposes. The agreement governing the 8.80% Senior Subordinated Notes contain restrictions substantially similar to those of the 9 1/2% Senior Subordinated Notes.

     The 9 1/2% Notes and 8.80% Notes have not been registered under the Act and, accordingly, may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Act.

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

     The Company is continually involved in the investigation and evaluation of potential acquisitions. In accordance with generally accepted accounting principles, the Company capitalizes certain direct out-of-pocket expenditures (such as legal and accounting fees)relating to potential or pending acquisitions. Indirect acquisition costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred. The Company's policy is to charge against earnings any capitalized expenditures relating to any potential or pending acquisition that the Company determines will not be consummated. There can be no assurance that the Company in future periods will not be required to incur a charge against earnings in accordance with such policy, which charge, depending upon the magnitude thereof, could adversely affect the Company's results of operations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards ("SFAS")No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a primary financial statement. The Company adopted SFAS No. 130 during the period ended March 31, 1998. The adoption of SFAS No. 130 did not have a material effect on the consolidated financial position results of operations or cash flows of the Company. SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. The Company continues to evaluate the provisions of SFAS No. 131 and, upon adoption, the Company may report operating segments. The Company is required to adopt SFAS No. 131 by December 31, 1998.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. The Company is required to adopt SFAS No. 132 by December 31, 1998. The adoption of SFAS No. 132 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The Company will adopt SFAS No. 133 beginning January 1, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

PART II   OTHER INFORMATION

ITEM 2    CHANGES IN SECURITIES

Sale of Unregistered Securities

     Set forth below is certain information concerning sales by the Company of unregistered securities during the second quarter of 1998. The issuances by the Company of the securities sold in the transaction referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

                                                SHARES
MONTH                                           ISSUED
-----                                           -------

April                                           322,721
May                                              49,916
June                                            505,740
                                                -------
  Total                                         878,377
                                                =======


     Of the shares indicated above, (i) 866,976 shares were issued as partial consideration in connection with nine acquisitions, (ii) 9,299 shares were issued pursuant to a consulting agreement with a former owner and (iii) 2,102 shares were issued pursuant to an employment agreement with an executive officer.

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits:

1.1 Agreement and Plan of Merger dated as of June 15, 1998, among the Company, UL Acquisition Corporation and U.S. Rentals, Inc. (incorporated by reference to exhibit 2(a) to the Company's Registration Statement on Form S-4, Registration No. 333-60467).

2.2 Amendment No. 1, dated as of July 31, 1998, to the Agreement and Plan of Merger filed as Exhibit 1.1 hereto.

2.3 Agreement and Plan of Merger, dated as of August 5, 1998, among United Rentals, Inc., United Rentals Holdings, Inc. and United Rentals Merger Co., Inc.

3.1 Amended and Restated Certificate of Incorporation of United Rentals, Inc., in effect as of the date hereof.

3.2     By-laws of United Rentals, Inc., in effect as of the date hereof.

3.3 Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., in effect as of the date hereof.

3.4 By-laws of United Rentals (North America), Inc., in effect as of the date hereof.

4.1 Indenture dated May 22, 1998, among the Company, the Guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to exhibit 4(b) to the Company's Registration Statement on Form S-4, Registration No. 333-60467).

4.2 Notes Registration Rights Agreement dated as of May 22, 1998, among the Company, Merrill Lynch & Co. and the other initial purchasers named therein (incorporated by reference to exhibit 4(c) to the Company's Registration Statement on

        Form S-4, Registration No. 333-60467).

10.1 Stock Purchase Agreement, dated as of June 9, 1998, among the Company and Shareholders of Power Rental Co., Inc. (incorporated by reference to exhibit 10 to the Company's Report on Form 8-K dated June 18, 1998).

10.2 The following agreements, (i) Third Amended and Restated Credit Agreement dated as of May 12, 1998, between the Company, various financial institutions, Bank of America Canada, as Canadian agent, and Bank of America National Trust and Savings Association, as U.S. agent and (ii) First Amendment to Third Amended and Restated Credit Agreement dated as of July 10, 1998 (incorporated by reference to exhibit 10(a) to the Company's Registration Statement on Form S-4, Registration No. 333-60467).

10.3 Purchase Agreement dated May 19, 1998 relating to the initial sale of 9 1/2% Notes (incorporated by reference to exhibit 10(bb) to the Company's Registration Statement on Form S-4, Registration No. 333-60467).

10.4 Term Loan Agreement dated as of July 10, 1998 among the Company, various financial institutions and Bank of America National Trust and Savings Association, as Agent(incorporated by reference to exhibit 10(cc) to the Company's Registration Statement on Form S-4, Registration No. 333-60467).

10.5 Agreement among the Company, United Rentals of New Jersey, Inc., HR Merger Corp., SMSV Acquisition Corp., Equipment Supply Company, Inc., High Reach Co., Inc., Space Maker of Va., Inc. and the Stockholders of Rylan, Inc., High Reach Co., Inc. and Space Maker Systems of Va., Inc., dated as of June 30, 1998 (incorporated by reference to exhibit 10(dd) to the Company's Registration Statement on Form S-4, Registration No. 333-60467)

27      Financial Data Schedule

99.1 Information that appears in the Company's Report on Form 10-K for the year ended December 31, 1997 under Item 1 - "Business -Factors that May Influence Future Results and

        Accuracy of Forward-Looking Statements."

(b)     Reports on Form 8-K:


(1) Form 8-K dated June 18, 1998 (earliest event reported June 9, 1998) as amended by a Form 8K/A dated July 21,1998; Items 2 and 7 were reported. The Form 8-K/A includes (a) The financial statements of Power Rental Co., Inc., and (b)Pro Forma consolidated financial statements of the Company.

(2)     Form 8-K Dated June 19, 1998 (earliest event reported June 15, 1998);
        Item 5 was reported.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               UNITED RENTALS, INC.



Dated:  August 14, 1998        By:  Michael J. Nolan
        ---------------             ----------------
                               Michael J. Nolan
                               Chief Financial Officer
                               (Principal Financial Officer)

Dated:  August 14, 1998        By:  Sandra E. Welwood
        ---------------             -----------------
                               Sandra E. Welwood
                               Vice President,
                               Corporate Controller
                               (Chief Accounting Officer)