Form 10-Q
period 1999-06-30
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 1999-08-16
CIK 1047166, 1067701

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended June 30, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from            to

                          Commission File No. 1-14387

                             United Rentals, Inc.

                          Commission File No. 1-13663

                     United Rentals (North America), Inc.
          (Exact names of registrants as specified in their charters)

                   Delaware                                   06-1522496
                   Delaware                                   06-1493538
         (State or other jurisdiction                      (I.R.S. Employer
       of incorporation or organization)                 Identification Nos.)
          Four Greenwich Office Park,
             Greenwich, Connecticut                              06830
   (Address of principal executive offices)                   (Zip Code)

                                (203) 622-3131
             (Registrants' telephone number, including area code)

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                X  Yes       No

  As of August 6, 1999, there were 72,047,671 shares of the United Rentals, Inc. common stock, $.01 par value outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

  This combined Form 10-Q is separately filed by (i) United Rentals, Inc. and
(ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by such instruction.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              UNITED RENTALS, INC.
                      UNITED RENTALS (NORTH AMERICA), INC.

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                     INDEX

                                                                            Page
                                                                            ----
 PART I  FINANCIAL INFORMATION
 Item 1  Unaudited Consolidated Financial Statements
         United Rentals, Inc. Consolidated Balance Sheets as of June 30,
          1999 and
          December 31, 1998 (unaudited)..................................     5
         United Rentals, Inc. Consolidated Statements of Operations for
          the Six and Three Months Ended June 30, 1999 and 1998
          (unaudited)....................................................     6
         United Rentals, Inc. Consolidated Statement of Stockholders'
          Equity for the Six Months Ended June 30, 1999 (unaudited)......     7
         United Rentals, Inc. Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 1999 and 1998 (unaudited)........     8
         United Rentals (North America), Inc. Consolidated Balance Sheets
          as of June 30, 1999
          and December 31, 1998 (unaudited)..............................     9
         United Rentals (North America), Inc. Consolidated Statements of
          Operations for the
          Six and Three Months Ended June 30, 1999 and 1998 (unaudited)..    10
         United Rentals (North America), Inc. Consolidated Statement of
          Stockholder's Equity for the Six Months Ended June 30, 1999
          (unaudited)....................................................    11
         United Rentals (North America), Inc. Consolidated Statements of
          Cash Flows for the
          Six Months Ended June 30, 1999 and 1998 (unaudited)............    12
         Notes to Unaudited Consolidated Financial Statements............    13
         Management's Discussion and Analysis of Financial Condition and
 Item 2   Results of Operations..........................................    25
 Item 3  Quantitative and Qualitative Disclosures about Market Risk......    36
 PART II OTHER INFORMATION
 Item 1  Legal Proceedings...............................................    36
 Item 2  Changes in Securities and Use of Proceeds.......................    36
 Item 4  Submission of Matters to a Vote of Security Holders.............    37
 Item 6  Exhibits and Reports on Form 8-K................................    37
         Signatures......................................................    39

  Certain of the statements contained in this Report are forward looking in nature. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of these factors are discussed in Item 2 of Part I of this Report under the caption "--Factors that May Influence Future Results and Accuracy of Forward-Looking Statements." We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

                                UNITED RENTALS

  United Rentals is the largest equipment rental company in North America with 637 branch locations in 43 states, six Canadian provinces and Mexico. We offer for rent over 600 different types of equipment on a daily, weekly or monthly basis and serve customers that include construction industry participants, industrial companies and homeowners. We also sell used rental equipment, act as a dealer for many types of new equipment, and sell related merchandise and parts. In the past year, we have served over one million customers.

  We have one of the most comprehensive and newest equipment rental fleets in the industry. The types of rental equipment that we offer include a broad range of light to heavy construction and industrial equipment, such as backhoes, aerial lifts, skid-steer loaders, forklifts, compressors, pumps and generators, as well as a variety of smaller tools and equipment. Our equipment fleet has an original purchase price of approximately $2.5 billion and a weighted average age of approximately 25 months (based on original purchase price).

  We began operations in October 1997 and have grown through a combination of internal growth, acquisitions and the opening of new rental locations. We have an ongoing acquisition program and have completed 153 acquisitions through July 27, 1999, including our merger with U.S. Rentals, Inc. ("U.S. Rentals") in September 1998. At the time of the merger, U.S. Rentals was the second largest equipment rental company in the United States based on 1997 rental revenues.

                            COMPETITIVE ADVANTAGES

  We believe that we benefit from the following competitive advantages:

  Full Range of Rental Equipment. We have the largest and most comprehensive equipment rental fleet in the industry, which enables us to:

  .  attract customers by providing the benefit of "one-stop" shopping;

  . serve a diverse customer base, which reduces our dependence on any particular customer or group of customers;

  . serve large customers that require assurance that substantial quantities of different types of equipment will be available as required on a continuing basis;

  .  minimize lost sales due to equipment being unavailable; and

  . serve attractive specialty equipment rental markets, such as trench shoring, traffic safety and portable tanks.

  Operating Efficiencies. We generally group our branches into clusters of 10 to 30 locations that are in the same area. Our management information system enables each branch to track equipment at any other branch and to access all available equipment within a cluster. We believe that our cluster strategy produces significant operating efficiencies by enabling us to:

  . market the equipment within a cluster through multiple branches, rather than a single branch, which increases our equipment utilization rate;

  . cross-market the equipment specialties of different branches within each cluster, which increases revenues without increasing marketing expenses;

  . reduce costs by centralizing common functions such as payroll, credit and collection, and certain equipment delivery into 22 regional service centers; and

  .  consolidate overlapping operations to better serve our customers.

In the second quarter of 1999, approximately 8.5% of our rental revenue was attributable to equipment sharing among branches.

  Significant Purchasing Power. We have significant purchasing power because of our volume purchases. As a result, we can generally buy new equipment and related merchandise and parts at prices that are significantly lower than prices paid by smaller companies. We can also buy many other products and services--such as insurance, telephone and fuel--at attractive rates.

  Information Technology Systems. We have modern information technology systems which facilitate decision-making and enable us to respond to changing market conditions. These systems provide management with a wide range of operating and financial data, including reports on inventory, receivables, customers, vendors, fleet utilization and price and sales trends. These systems are designed to enable branch personnel to search for needed equipment throughout a geographic region, determine its closest location and arrange for delivery to a customer's work site. These systems include software developed by our Wynne Systems subsidiary, which is the leading provider of proprietary software for use by equipment rental companies in managing and operating multiple branch locations. We have an in-house staff of specialists that supports our information technology systems and extends the systems to new locations.

  Customer Diversity. Our customer base is highly diversified and ranges from Fortune 100 companies to small contractors and homeowners. We estimate that our top ten customers accounted for approximately 4% of our revenues during 1998 (on a pro forma basis as if the acquisitions that we completed in 1998 and 1999 had been completed at the beginning of 1998).

  Geographic Diversity. We have branches in 43 states, six Canadian provinces and Mexico. We believe that our geographic diversity should reduce the impact that fluctuations in regional economic conditions have on our overall financial performance. Our geographic diversity and large network of branch locations also give us the ability to serve national accounts and access used equipment re-sale markets across the country.

  Experienced Senior Management. Our senior management combines executives who have extensive operating experience in the equipment rental industry with executives who have proven track records in other industries. Our senior management includes former officers of United Waste Systems, Inc., which was a publicly-traded solid waste management company that successfully executed a growth strategy combining a disciplined acquisition program, the integration and optimization of acquired facilities, and internal growth. Our senior management also includes former executives of U.S. Rentals who have extensive experience in the equipment rental industry.

  Strong and Motivated Branch Management. Each of our branches has a full-time branch manager who is supervised by one of our 50 district managers and eight regional vice presidents. We believe that our branch and district managers, who average over 20 years of experience in the equipment rental industry, are among the most knowledgeable and experienced in the industry. We encourage entrepreneurship at the branch level by giving branch managers a high degree of autonomy relating to day-to-day operations. For example, each branch manager is empowered to make decisions--within budgetary guidelines-- concerning staffing, pricing and equipment purchasing. We also promote entrepreneurship at the branch level, as well as equipment sharing among branches, through our profit sharing program which directly ties the compensation of branch personnel to their branch's financial performance and equipment utilization rates. We balance the autonomy that we grant branch managers with systems through which senior management closely tracks branch performance. We also share information across branches so that each branch can measure its operating performance relative to other branches and benefit from the best practices developed throughout our organization.

  Professional Acquisition Team. Our 25-person acquisition team is engaged in identifying and evaluating acquisition candidates and executing our acquisition program. The core of this group consists of seasoned acquisition professionals--most of whom were members of the acquisition team at United Waste Systems, where they completed over 200 acquisitions. The team also includes former owners of businesses that we acquired, who have extensive industry experience and contacts with potential acquisition candidates.

                                GROWTH STRATEGY

  Our plan for future growth includes the following key elements:

  Continue Strong Internal Growth. We are seeking to sustain our strong internal growth by:

  . increasing the cross-marketing of our equipment specialties at different locations;

  . increasing our advertising and marketing--which become increasingly cost-effective as we grow because the benefits are spread over a larger number of branches;

  . expanding our national accounts program--which dedicates a portion of our sales force to establishing and expanding relationships with large customers that have a national or multi-regional presence;

  . increasing our rentals to industrial companies by developing a comprehensive marketing program specifically aimed at this sector; and

  .  expanding and modernizing our equipment fleet.

  Execute Disciplined Acquisition Program. We intend to continue our disciplined acquisition program. We generally seek to acquire multiple locations within the regions that we enter, with the goal of creating clusters of locations that can share various resources, including equipment, marketing resources, back office functions and certain equipment delivery. We are seeking to acquire companies of varying sizes, including relatively large companies to serve as platforms for new regional clusters and smaller companies to complement existing or anticipated locations. In considering whether to buy a company, we evaluate a number of factors, including purchase price, anticipated impact on earnings, the quality of the target's rental equipment and management, the opportunities to improve operating margins and increase internal growth at the target, the economic prospects of the region in which the target is located, the potential for additional acquisitions in the region, and the competitive landscape in the target's markets.

  Open New Rental Locations. Because most of the businesses that we acquired grew through developing start-up rental locations, many of our managers have substantial experience in this area. We intend to leverage this experience by selectively opening new rental locations in attractive markets where there are no suitable acquisition targets available or where the economics of a start-up location are more attractive than buying an existing business.

  Increase Cost Savings. We work to reduce costs by efficiently integrating new and existing operations, eliminating duplicative costs, centralizing common functions, consolidating locations that serve the same areas, and using our purchasing power to negotiate discounts from suppliers.

  Continue to Emphasize Management Systems and Controls. We intend to further strengthen our management systems and controls, which currently include:

  . an audit group that is responsible for ensuring that we have adequate financial, operating, and management information controls throughout our organization;

  . a team of regional and district controllers that monitors each branch for compliance with financial and accounting procedures established at corporate headquarters; and

  . a risk management and safety department that is responsible for: (1) developing and implementing safety programs and procedures, (2) developing our customer and employee training programs and (3) investigating and managing any claims that may be asserted against us.

                              INDUSTRY BACKGROUND

Industry Size and Growth

  We estimate that the U.S. equipment rental industry generates annual revenues in excess of $20 billion. The combined equipment rental revenues of the 100 largest equipment rental companies have increased at an estimated compound annual rate of approximately 25.2% from 1993 through 1998 (based upon revenues, reported by the Rental Equipment Register, an industry trade publication). In addition to reflecting general economic growth, we believe that the growth in the equipment rental industry reflects the following trends:

    Recognition of Advantages of Renting. Equipment users are increasingly recognizing the many advantages that equipment rental may offer compared with ownership. They recognize that by renting they can:
    . avoid the large capital investment required for equipment purchases; . reduce storage and maintenance costs;
    . supplement owned equipment thereby increasing the range and number of jobs that can be worked on;
    . access a broad selection of equipment and select the equipment best suited for each particular job;
    . obtain equipment as needed and minimize the costs associated with idle equipment; and
    .  access the latest technology without investing in new equipment.

  These advantages frequently allow equipment users to reduce their overall costs by renting rather than buying equipment.

    Increase in Rentals by Contractors. There has been a fundamental shift in the way contractors meet their equipment needs. While contractors have historically used rental equipment on a temporary basis--to provide for peak period capacity, meet specific job requirements or replace broken equipment--many contractors are now also using rental equipment on an ongoing basis to meet their long-term equipment requirements.

  Although growth in the equipment rental industry has to date been largely driven by the increase in rentals by the construction industry, we believe that other equipment users may increasingly contribute to future industry growth. For example, many industrial companies require equipment for operating, repairing, maintaining and upgrading their facilities, and renting this equipment will often be more cost-effective than purchasing because typically this equipment is not used full-time. We believe that the cost and other advantages of renting, together with the general trend toward the corporate outsourcing of non-core competencies, may increasingly lead industrial companies to rent equipment. We also believe that these same considerations may lead other equipment users--such as municipalities, government agencies and utilities--to increasingly rent equipment. Because the penetration of these markets by the equipment rental industry is very low in comparison to its penetration of the construction market, we believe there is significant potential for additional growth in these markets.

Industry Fragmentation

  The equipment rental industry is highly fragmented. It consists of a small number of multi-location regional or national operators and a large number of relatively small, independent businesses that serve discrete local markets. This fragmentation is reflected in the following data:

  . in 1998, there were only 12 equipment rental companies that had equipment rental revenues in excess of $100 million and approximately 100 equipment rental companies that had equipment rental revenues between $5 million and $100 million (based upon rental revenues for 1998 as provided by the Rental Equipment Register, an industry trade publication);

  . we estimate that there are more than 20,000 companies with annual equipment rental revenues of less than $5 million; and

  . we estimate that the 100 largest equipment rental companies combined have less than a 25% share of the market.

  We believe that the fragmented nature of the industry presents substantial consolidation and growth opportunities for companies with access to capital and the ability to implement a disciplined acquisition program. We also believe that our management team's extensive experience in acquiring and effectively integrating acquisition targets should enable us to capitalize on these opportunities.

                              UNITED RENTALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                              June 30,         December 31,
                                                1999               1998
                                           ----------------  ------------------
                                           (In thousands, except share data)
ASSETS
Cash and cash equivalents................  $         19,828   $         20,410
Accounts receivable, net of allowance for
 doubtful accounts of $44,781 in 1999 and
 $41,201 in 1998.........................           355,592            233,282
Inventory................................           149,267             70,994
Prepaid expenses and other assets........           114,357             59,395
Rental equipment, net....................         1,626,494          1,143,006
Property and equipment, net..............           244,677            185,511
Intangible assets, net of accumulated
 amortization of $30,249 in 1999 and
 $14,520 in 1998.........................         1,381,739            922,065
                                           ----------------   ----------------
                                           $      3,891,954   $      2,634,663
                                           ================   ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable.......................  $        249,221   $        121,940
  Debt...................................         1,947,876          1,314,574
  Deferred income taxes..................            63,674             43,560
  Accrued expenses and other
   liabilities...........................           189,441            128,359
                                           ----------------   ----------------
    Total liabilities....................         2,450,212          1,608,433
Commitments and contingencies
Company-obligated mandatorily redeemable
 convertible preferred securities of
 a subsidiary trust......................           300,000            300,000
Stockholders' equity:
  Preferred stock--$.01 par value,
   5,000,000 shares authorized:..........
   Series A perpetual convertible
    preferred stock--$300,000 liquidation
    preference, 300,000 shares issued and
    outstanding in 1999..................                 3
  Common stock--$.01 par value,
   500,000,000 shares authorized in 1999
   and 1998, 71,580,118 in 1999 and
   68,427,999 in 1998 shares issued and
   outstanding...........................               716                684
  Additional paid-in capital.............         1,062,404            689,018
  Retained earnings......................            78,920             36,809
  Accumulated other comprehensive
   income................................              (301)              (281)
                                           ----------------   ----------------
    Total stockholders' equity...........         1,141,742            726,230
                                           ----------------   ----------------
                                           $      3,891,954   $      2,634,663
                                           ================   ================

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Six Months Ended   Three Months Ended
                                            June 30,            June 30,
                                        -----------------  -------------------
                                          1999     1998      1999      1998
                                        -------- --------  --------- ---------
                                        (In thousands, except per share data)
Revenues:
 Equipment rentals....................  $643,302 $309,683  $ 354,917 $ 183,072
 Sales of rental equipment............    87,194   43,223     51,251    27,175
 Sales of new equipment, merchandise
  and other revenues..................   165,475   72,282     97,494    43,800
                                        -------- --------  --------- ---------
Total revenues........................   895,971  425,188    503,662   254,047
Cost of revenues:
 Cost of equipment rentals, excluding
  depreciation........................   279,146  143,934    153,327    80,738
 Depreciation of rental equipment.....   124,067   67,017     64,954    37,737
 Cost of rental equipment sales.......    49,919   22,559     29,077    14,545
 Cost of new equipment and merchandise
  sales and other operating costs.....   124,784   56,345     72,240    33,605
                                        -------- --------  --------- ---------
Total cost of revenues................   577,916  289,855    319,598   166,625
                                        -------- --------  --------- ---------
Gross profit..........................   318,055  135,333    184,064    87,422
Selling, general and administrative
 expenses.............................   149,861   68,351     84,601    42,197
Non-rental depreciation ..............    10,791    9,351      5,598     4,868
Amortization..........................    15,729    3,141      8,752     2,128
                                        -------- --------  --------- ---------
Operating income......................   141,674   54,490     85,113    38,229
Interest expense......................    51,306   15,245     26,933     9,458
Preferred dividends of a subsidiary
 trust................................     9,750               4,875
Other (income) expense, net...........     9,224   (4,232)     9,430    (3,436)
                                        -------- --------  --------- ---------
Income before provision for income
 taxes................................    71,394   43,477     43,875    32,207
Provision for income taxes............    29,283   16,458     17,989    11,892
                                        -------- --------  --------- ---------
Net income............................  $ 42,111 $ 27,019  $  25,886 $  20,315
                                        ======== ========  ========= =========
Basic earnings per share..............  $   0.60 $   0.43  $    0.36 $    0.31
                                        ======== ========  ========= =========
Diluted earnings per share............  $   0.46 $   0.39  $    0.28 $    0.28
                                        ======== ========  ========= =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                 Series A
                          Perpetual Convertible
                             Preferred Stock         Common Stock
                          ---------------------    -----------------
                                                                                                        Accumulated
                                                                     Additional                            Other
                             Number                  Number           Paid-in   Retained Comprehensive Comprehensive
                           of Shares     Amount    of Shares  Amount  Capital   Earnings    Income        Income
                          ------------  ---------  ---------- ------ ---------- -------- ------------- -------------
                                                     (In thousands, except share data)
Balance, December 31,
 1998...................                           68,427,999  $684  $  689,018 $36,809                    $(281)
Comprehensive income:
 Net income.............                                                         42,111     $42,111
 Other comprehensive
  income:
 Foreign currency
  translation
  adjustments...........                                                                        (20)         (20)
                                                                                            -------
Comprehensive income....                                                                    $42,091
                                                                                            =======
Issuance of Series A
 perpetual convertible
 preferred stock........        300,000  $      3                       286,997
Issuance of common
 stock..................                            2,279,319    23      65,175
Exercise of common stock
 options................                              872,800     9      21,214
                           ------------  --------  ----------  ----  ---------- -------                    -----
Balance, June 30, 1999..        300,000  $      3  71,580,118  $716  $1,062,404 $78,920                    $(301)
                           ============  ========  ==========  ====  ========== =======                    =====



  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED RENTALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                         ---------------------
                                                            1999       1998
                                                         ----------  ---------
                                                            (In thousands)
Cash Flows From Operating Activities:
Net income.............................................  $   42,111  $  27,019
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization.........................     150,587     79,509
 Amortization of original issue discount and deferred
  financing fees.......................................       1,894
 Gain on sale of rental equipment......................     (37,275)   (20,664)
 Gain on sale of business..............................                 (3,644)
 Deferred income taxes.................................      18,808      8,279
 Changes in operating assets and liabilities:
 Accounts receivable...................................     (62,203)   (21,254)
 Inventory.............................................     (37,858)    (3,040)
 Prepaid expenses and other assets.....................     (47,143)    (3,090)
 Accounts payable......................................      97,856     27,862
 Accrued expenses and other liabilities................      46,720     (2,519)
                                                         ----------  ---------
     Net cash provided by operating activities.........     173,497     88,458
Cash Flows From Investing Activities:
Purchases of rental equipment..........................    (390,693)  (259,158)
Purchases of property and equipment....................     (52,805)   (36,574)
Proceeds from sale of rental equipment.................      87,194     43,223
In-process acquisition costs...........................      (1,644)    (3,495)
Payments of contingent purchase price..................      (1,118)    (2,255)
Purchases of other companies...........................    (587,561)  (378,878)
                                                         ----------  ---------
     Net cash used in investing activities.............    (946,627)  (637,137)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock, net of
 issuance costs........................................      65,198    206,555
Proceeds from the issuance of Series A Preferred, net
 of issuance costs.....................................     287,000
Proceeds from debt.....................................   1,284,166    890,463
Payments of debt.......................................    (876,660)  (583,584)
Payment of debt financing costs........................      (4,657)    (8,115)
Proceeds from the exercise of common stock options.....      17,501        521
Distribution to stockholders...........................                 (1,244)
                                                         ----------  ---------
     Net cash provided by financing activities.........     772,548    504,596
                                                         ----------  ---------
Net decrease in cash and cash equivalents..............        (582)   (44,083)
Cash and cash equivalents at beginning of period.......      20,410     72,411
                                                         ----------  ---------
Cash and cash equivalents at end of period.............  $   19,828  $  28,328
                                                         ==========  =========
Supplemental disclosure of cash flow information:
Cash paid for interest.................................  $   39,605  $   8,184
Cash paid for income taxes.............................  $   11,461  $   9,126
Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed certain
 liabilities of other companies as follows:
 Assets, net of cash acquired..........................  $  869,523  $ 691,069
 Liabilities assumed...................................    (272,567)  (264,656)
 Less:
   Amounts paid in common stock and warrants...........                (47,535)
   Amounts paid through issuance of debt...............      (9,395)
                                                         ----------  ---------
     Net cash paid.....................................  $  587,561  $ 378,878
                                                         ==========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                        June 30,   December 31,
                                                          1999         1998
                                                       ----------  ------------
                                                        (In thousands, except
                                                             share data)
ASSETS
Cash and cash equivalents............................  $   37,309   $   20,410
Accounts receivable, net of allowance for doubtful
 accounts of $44,781 in 1999 and $41,201 in 1998.....     355,592      233,282
Inventory............................................     149,267       70,994
Prepaid expenses and other assets....................      89,275       43,176
Rental equipment, net................................   1,626,494    1,143,006
Property and equipment, net..........................     206,506      170,537
Intangible assets, net of accumulated amortization of
 $30,249 in 1999 and $14,520 in 1998.................   1,381,739      922,065
                                                       ----------   ----------
                                                       $3,846,182   $2,603,470
                                                       ==========   ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Accounts payable...................................  $  215,148   $  108,426
  Debt...............................................   1,947,876    1,314,574
  Deferred income taxes..............................      63,674       43,560
  Accrued expenses and other liabilities.............     189,114      115,558
                                                       ----------   ----------
    Total liabilities................................   2,415,812    1,582,118
Commitments and contingencies
Stockholder's equity:
  Common stock--$0.01 par value, 3,000 shares
   authorized, 1,000 shares issued and outstanding...
  Additional paid-in capital.........................   1,354,044      984,345
  Retained earnings..................................      76,627       37,288
  Accumulated other comprehensive income.............        (301)        (281)
                                                       ----------   ----------
    Total stockholder's equity.......................   1,430,370    1,021,352
                                                       ----------   ----------
                                                       $3,846,182   $2,603,470
                                                       ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Six Months Ended   Three Months Ended
                                            June 30,            June 30,
                                        ----------------   -------------------
                                          1999     1998      1999      1998
                                        -------- --------  --------- ---------
                                                   (In thousands)
Revenues:
 Equipment rentals....................  $643,302 $309,683  $ 354,917 $ 183,072
 Sales of rental equipment............    87,194   43,223     51,251    27,175
 Sales of new equipment, merchandise
  and other revenues..................   165,475   72,282     97,494    43,800
                                        -------- --------  --------- ---------
Total revenues........................   895,971  425,188    503,662   254,047
Cost of revenues:
 Cost of equipment rentals, excluding
  depreciation........................   279,146  143,934    153,327    80,738
 Depreciation of rental equipment.....   124,067   67,017     64,954    37,737
 Cost of rental equipment sales.......    49,919   22,559     29,077    14,545
 Cost of new equipment and merchandise
  sales and other operating costs.....   124,784   56,345     72,240    33,605
                                        -------- --------  --------- ---------
Total cost of revenues................   577,916  289,855    319,598   166,625
                                        -------- --------  --------- ---------
Gross profit..........................   318,055  135,333    184,064    87,422
Selling, general and administrative
 expenses.............................   149,861   68,351     84,601    42,197
Non-rental depreciation...............     9,128    9,351      4,459     4,868
Amortization..........................    15,729    3,141      8,752     2,128
                                        -------- --------  --------- ---------
Operating income......................   143,337   54,490     86,252    38,229
Interest expense......................    51,306   15,245     26,933     9,458
Other (income) expense, net...........     8,982   (4,232)     9,328    (3,436)
                                        -------- --------  --------- ---------
Income before provision for income
 taxes................................    83,049   43,477     49,991    32,207
Provision for income taxes............    33,960   16,458     20,451    11,892
                                        -------- --------  --------- ---------
Net income............................  $ 49,089 $ 27,019  $  29,540 $  20,315
                                        ======== ========  ========= =========





  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                  (Unaudited)

                            Common Stock
                          ---------------- Additional                             Accumulated
                           Number           Paid-In   Retained  Comprehensive Other Comprehensive
                          of Shares Amount  Capital   Earnings     Income           Income
                          --------- ------ ---------- --------  ------------- -------------------
                                  (In thousands, except share data)
Balance, December 31,
 1998...................    1,000          $  984,345 $37,288                        $(281)
Comprehensive income:
 Net income.............                               49,089      $49,089
 Other comprehensive
  income:
  Foreign currency
   translation
   adjustments..........                                               (20)            (20)
                                                                   -------
Comprehensive income....                                           $49,069
                                                                   =======
Contributed capital from
 parent.................                      369,699
Dividend distribution to
 parent.................                               (9,750)
                            -----    ---   ---------- -------                        -----
Balance, June 30, 1999..    1,000          $1,354,044 $76,627                        $(301)
                            =====    ===   ========== =======                        =====



  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED RENTALS (NORTH AMERICA), INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Six Months Ended June
                                                                 30,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                                                           (In thousands)
Cash Flows From Operating Activities:
Net income............................................  $   49,089  $   27,019
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization........................     148,924      79,509
 Amortization of original issue discount and deferred
  financing fees......................................       1,894
 Gain on sale of rental equipment.....................     (37,275)    (20,664)
 Gain on sale of business.............................                  (3,644)
 Deferred income taxes................................      18,808       8,279
 Changes in operating assets and liabilities:
 Accounts receivable..................................     (62,203)    (21,254)
 Inventory............................................     (37,858)     (3,040)
 Prepaid expenses and other assets....................     (38,280)     (3,090)
 Accounts payable.....................................      77,297      27,862
 Accrued expenses and other liabilities...............      55,472      (2,519)
                                                        ----------  ----------
   Net cash provided by operating activities..........     175,868      88,458
Cash Flows From Investing Activities:
Purchases of rental equipment.........................    (390,693)   (259,158)
Purchases of property and equipment...................     (27,945)    (36,574)
Proceeds from sale of rental equipment................      87,194      43,223
In-process acquisition costs..........................      (1,644)     (3,495)
Payments of contingent purchase price.................      (1,118)     (2,255)
Purchases of other companies..........................    (587,561)   (378,878)
                                                        ----------  ----------
   Net cash used in investing activities..............    (921,767)   (637,137)
Cash Flows From Financing Activities:
Proceeds from debt....................................   1,284,166     890,463
Payments of debt......................................    (876,660)   (583,584)
Payment of debt financing costs.......................      (4,657)     (8,115)
Capital contributions by parent.......................     369,699     207,076
Dividend distributions to parent......................      (9,750)     (1,244)
                                                        ----------  ----------
   Net cash provided by financing activities..........     762,798     504,596
                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents..      16,899    (44,083)
Cash and cash equivalents at beginning of period......      20,410      72,411
                                                        ----------  ----------
Cash and cash equivalents at end of period............  $   37,309  $   28,328
                                                        ==========  ==========
Supplemental disclosure of cash flow information:
Cash paid for interest................................  $   39,605  $    8,184
Cash paid for income taxes............................  $   11,461  $    9,126
Supplemental disclosure of non-cash investing and
 financing activities:
The Company acquired the net assets and assumed
 certain liabilities of other companies as follows:
 Assets, net of cash acquired.........................  $  869,523  $  691,069
 Liabilities assumed..................................   (272,567)   (264,656)
 Less:
   Amounts paid in common stock and warrants..........                (47,535)
   Amounts paid through issuance of debt..............     (9,395)
                                                        ----------  ----------
     Net cash paid....................................  $  587,561  $  378,878
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             UNITED RENTALS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

General

  United Rentals, Inc., is principally a holding company ("Holdings") and conducts its operations primarily through its wholly owned subsidiary United Rentals (North America), Inc. ("URI") and subsidiaries of URI. URI was incorporated in August 1997, initially capitalized in September 1997 and commenced equipment rental operations in October 1997. Holdings was incorporated in July 1998 and became the parent of URI on August 5, 1998, pursuant to the reorganization of the legal structure of URI. Prior to such reorganization, the name of URI was United Rentals, Inc. References herein to "United Rentals" or the "Company" refer to Holdings and its subsidiaries, with respect to periods following the reorganization, and to URI and its subsidiaries, with respect to periods prior to the reorganization. Separate footnote information is not presented for the financial statements of URI and subsidiaries as that information is substantially equivalent to that presented below. Earnings per share data is not provided for the operating results of URI and its subsidiaries as they are wholly owned subsidiaries of Holdings.

  The Company's consolidated statement of operations for the six and three month periods ended June 30, 1998 and statement of cash flows for the six month period ended June 30, 1998, have been restated to include the accounts of certain acquisitions completed in 1998 that were accounted for as poolings-of-interests (See Note 2).

  The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the six and three month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Consolidated Financial Statements included herein should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Impact of Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The Company is required to adopt SFAS No. 133 beginning January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

2.Acquisitions

Acquisitions Accounted for as Poolings-of-Interests

  On August 24, 1998, the Company issued 2,744,368 shares of its common stock for all of the outstanding shares of common stock of Rental Tools and Equipment Co. ("Rental Tools"). This transaction was accounted for as a pooling-of-interests and, accordingly, the consolidated statement of operations for the six and three month periods ended June 30, 1998 and statement of cash flows for the six month period ended June 30, 1998 were restated to include the accounts of Rental Tools.

  On September 24, 1998, the Company issued 1,456,997 shares of its common stock for all of the outstanding shares of common stock of Wynne Systems, Inc. This transaction was accounted for as a pooling-of-interests; however, this transaction was not material to the Company's consolidated operations and financial position and, therefore, the Company's financial statements have not been restated for this transaction but have been combined beginning July 1, 1998.

                             UNITED RENTALS, INC.

  On September 29, 1998, a merger (the "Merger") of United Rentals, Inc. and U.S. Rentals, Inc. ("U.S. Rentals") was completed. The Merger was effected by having a wholly owned subsidiary of United Rentals, Inc. merge with and into U.S. Rentals. Following the Merger, United Rentals, Inc. contributed the capital stock of U.S. Rentals to URI, a wholly owned subsidiary of United Rentals, Inc. Pursuant to the Merger, each outstanding share of common stock of U.S. Rentals was converted into the right to receive 0.9625 of a share of common stock of United Rentals, Inc. An aggregate of approximately 29.6 million shares of United Rentals, Inc. common stock were issued in the Merger in exchange for the outstanding shares of U.S. Rentals common stock. The Merger was accounted for as a pooling-of-interests and, accordingly, the consolidated statement of operations for the six and three month periods ended June 30, 1998 and statement of cash flows for the six month period ended June 30, 1998 were restated to include the accounts of U.S. Rentals.

Acquisitions Accounted for as Purchases

  During the six months ended June 30, 1999, the Company completed 57 acquisitions that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company's results of operations from their respective acquisition dates.

  The aggregate initial consideration paid by the Company for such acquisitions that were accounted for as purchases was $579.4 million and consisted of approximately $570.0 million in cash and $9.4 million in seller notes. In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired in such acquisitions in the aggregate amount of $221.2 million. The Company also agreed in connection with three of such acquisitions to pay additional amounts to the former owners based upon specified future revenues and/or new store openings. Such amounts are limited to a specified maximum amount which varies from $100,000 to $200,000, with the average being $133,000.

  The purchase prices for such acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values at their respective acquisition dates. However, the Company has not completed its valuation of all of its purchases and, accordingly, the purchase price allocations are subject to change when additional information concerning asset and liability valuations are completed.

  The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the six months ended June 30, 1999 and 1998 as though (i) each acquisition summarized above which was consummated during the six months ended June 30, 1999, was made on January 1, 1999, in the case of the results for the six months ended June 30, 1999, and (ii) each acquisition which was consummated during the period January 1, 1998 to June 30, 1999 as described above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report on Form 10-K was made on January 1, 1998 in the case of the results for the six months ended June 30, 1998 (in thousands, except per share data):

                                                             Six Months Ended
                                                                 June 30,
                                                            -------------------
                                                               1999      1998
                                                            ---------- --------
     Revenues.............................................. $1,090,959 $937,008
     Net income............................................     44,566   28,753
     Basic earnings per share.............................. $     0.63 $   0.45
     Diluted earnings per share............................ $     0.48 $   0.41

  The unaudited pro forma results are based upon certain assumptions and estimates, which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

                             UNITED RENTALS, INC.

3. Revolving Credit Facility

  URI obtained a credit facility (the "Credit Facility") dated as of September 29, 1998, with a group of financial institutions. The Credit Facility enables URI to borrow up to $772.5 million on a revolving basis and permits a Canadian subsidiary of URI to directly borrow up to $40 million under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian subsidiary do not exceed $772.5 million). The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due. The amount of indebtedness outstanding under the Credit Facility was $694.4 million at June 30, 1999.

4.Senior Subordinated Notes

  On March 23, 1999, URI issued $250 million aggregate principal amount of 9% Senior Subordinated Notes which are due April 1, 2009. URI used approximately $102.0 million of the net proceeds from the sale of such notes to repay all of the then outstanding indebtedness under the Credit Facility and used the balance of such net proceeds from this offering for acquisitions, capital expenditures and general corporate purposes.

5. Series A Perpetual Convertible Preferred Stock

  On January 7, 1999, Holdings sold 300,000 shares of its Series A Perpetual Convertible Preferred Stock ("Series A Preferred"). The net proceeds from the sale of the Series A Preferred were approximately $287.0 million. Holdings contributed such net proceeds to URI and URI used such net proceeds to repay all of the then outstanding indebtedness under the Credit Facility. The Series A Preferred is convertible into 12,000,000 shares of Holdings common stock at $25 per share based upon the liquidation preference of $1,000 per share of Series A Preferred, subject to adjustment.

6. Series B Perpetual Convertible Preferred Stock

  On June 28, 1999, Holdings signed a definitive agreement to sell 100,000 shares of its Series B Perpetual Convertible Preferred Stock ("Series B Preferred"). The closing of this transaction is subject to the satisfaction of certain closing conditions. The net proceeds from the sale of the Series B Preferred is expected to be approximately $96.0 million. The shares of Series B Preferred to be issued in this transaction will be convertible into 3,333,334 shares of Holding's common stock at $30 per share based upon a liquidation preference of $1,000 per share of Series B Preferred, subject to adjustment.

7. Common Stock

  On March 9, 1999, Holdings completed a public offering of 2,290,000 shares of common stock. The net proceeds to the Company from this offering were approximately $64.8 million (after deducting underwriting discounts and offering expenses). Holdings contributed such net proceeds to URI and URI used such net proceeds to repay outstanding indebtedness under the Credit Facility.

                              UNITED RENTALS, INC.

8. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                 Three Months
                                                  Six Months         Ended
                                                Ended June 30,     June 30,
                                                --------------- ---------------
                                                 1999    1998    1999    1998
                                                ------- ------- ------- -------
     Numerator:
       Net income.............................  $42,111 $27,019 $25,886 $20,315
                                                ======= ======= ======= =======
     Denominator:
       Denominator for basic earnings per
        share weighted-average shares.........   70,304  62,321  71,570  66,061
       Effect of dilutive securities:
         Employee stock options...............    5,296   2,021   4,511   5,976
         Warrants.............................    4,325   4,219   4,211   1,706
         Series A Preferred...................   12,000          12,000
                                                ------- ------- ------- -------
       Denominator for diluted earnings per
        share--adjusted weighted-average
        shares................................   91,925  68,561  92,292  73,743
                                                ======= ======= ======= =======
     Basic earnings per share.................  $  0.60 $  0.43 $  0.36 $  0.31
                                                ======= ======= ======= =======
     Diluted earnings per share...............  $  0.46 $  0.39 $  0.28 $  0.28
                                                ======= ======= ======= =======

                             UNITED RENTALS, INC.

9. Condensed Consolidating Financial Information Of Guarantor Subsidiaries

  Certain indebtedness of URI is guaranteed by URI's United States subsidiaries (the "guarantor subsidiaries") but is not guaranteed by URI's foreign subsidiaries (the "non-guarantor subsidiaries"). The guarantor subsidiaries are all wholly owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). All expenses incurred by URI have been charged by URI to its guarantor and non guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management has determined that such information would not be material to investors. However, condensed consolidating financial information as of June 30, 1999 and December 31, 1998 and for the six and three months ended June 30, 1999 and 1998, are presented. The condensed consolidating financial information of URI and its subsidiaries are as follows:

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                  June 30, 1999
                          ----------------------------------------------------------------
                                                       Non-
                                      Guarantor     Guarantor                 Consolidated
                             URI     Subsidiaries  Subsidiaries Eliminations     Total
                          ---------- ------------  ------------ ------------  ------------
                                                  (In thousands)
ASSETS
Cash and cash equiva-
 lents..................  $    7,710 $    25,429    $   4,170                  $   37,309
Accounts receivable,
 net....................                 332,684       22,908                     355,592
Intercompany receivable
 (payable)..............   1,344,359  (1,192,904)    (151,455)
Inventory...............                 137,926       11,341                     149,267
Prepaid expenses and
 other assets...........      32,707      48,292        8,276                      89,275
Rental equipment, net...               1,542,711       83,783                   1,626,494
Property and equipment,
 net....................                 199,785        6,721                     206,506
Investment in subsidiar-
 ies....................   2,021,220                            $(2,021,220)
Intangible assets, net..               1,285,957       95,782                  $1,381,739
                          ---------- -----------    ---------   -----------    ----------
                          $3,405,996 $ 2,379,880    $  81,526   $(2,021,220)   $3,846,182
                          ========== ===========    =========   ===========    ==========
LIABILITIES AND STOCK-
 HOLDER'S EQUITY
Liabilities:
 Accounts payable.......             $   192,226    $  22,922                  $  215,148
 Debt...................  $1,906,126      38,147        3,603                   1,947,876
 Deferred income tax-
  es....................                  62,883          791                      63,674
 Accrued expenses and
  other liabilities.....      88,622      96,661        3,831                     189,114
                          ---------- -----------    ---------   -----------    ----------
   Total liabilities....   1,994,748     389,917       31,147                   2,415,812
Commitments and contin-
 gencies
Stockholder's equity:
Common stock............
Additional paid-in capi-
 tal....................   1,334,621   1,908,910       45,356    (1,934,843)    1,354,044
Retained earnings.......      76,627      81,053        5,324       (86,377)       76,627
Accumulated other com-
 prehensive income......                                 (301)                       (301)
                          ---------- -----------    ---------   -----------    ----------
   Total stockholder's
    equity..............   1,411,248   1,989,963       50,379    (2,021,220)    1,430,370
                          ---------- -----------    ---------   -----------    ----------
                          $3,405,996 $ 2,379,880    $  81,526   $(2,021,220)   $3,846,182
                          ========== ===========    =========   ===========    ==========

                              UNITED RENTALS, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                December 31, 1998
                          ---------------------------------------------------------------
                                                      Non-
                                      Guarantor    Guarantor                 Consolidated
                             URI     Subsidiaries Subsidiaries Eliminations     Total
                          ---------- ------------ ------------ ------------  ------------
                                                  (In thousands)
Assets
Cash and cash equiva-
 lents..................  $    1,774  $   16,257    $ 2,379                   $   20,410
Accounts receivable,
 net....................                 218,285     14,997                      233,282
Intercompany receivable
 (payable)..............     898,641    (820,958)   (77,683)
Inventory...............                  65,401      5,593                       70,994
Prepaid expenses and
 other assets...........      30,963      10,816      1,397                       43,176
Rental equipment, net...               1,099,539     43,467                    1,143,006
Property and equipment,
 net....................                 165,803      4,734                      170,537
Investment in subsidiar-
 ies....................   1,390,706                           $(1,390,706)
Intangible assets, net..          29     867,061     54,975                      922,065
                          ----------  ----------    -------    -----------    ----------
                          $2,322,113  $1,622,204    $49,859    $(1,390,706)   $2,603,470
                          ==========  ==========    =======    ===========    ==========
Liabilities And Stock-
 holder's Equity
Liabilities:
 Accounts payable.......  $    3,250  $   98,680    $ 6,496                   $  108,426
 Debt...................   1,286,118      23,976      4,480                    1,314,574
 Deferred income tax-
  es....................                  43,560                                  43,560
 Accrued expenses and
  other liabilities.....      30,535      82,112      2,911                      115,558
                          ----------  ----------    -------    -----------    ----------
   Total liabilities....   1,319,903     248,328     13,887                    1,582,118
Commitments and contin-
 gencies
Stockholder's equity:
 Common stock...........
 Additional paid-in
 capital................     964,922   1,338,576     34,265    $(1,353,418)      984,345
 Retained earnings......      37,288      35,300      1,988        (37,288)       37,288
 Accumulated other com-
 prehensive income......                               (281)                        (281)
                          ----------  ----------    -------    -----------    ----------
   Total stockholder's
    equity..............   1,002,210   1,373,876     35,972     (1,390,706)    1,021,352
                          ----------  ----------    -------    -----------    ----------
                          $2,322,113  $1,622,204    $49,859    $(1,390,706)   $2,603,470
                          ==========  ==========    =======    ===========    ==========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                     For the Six Months Ended June 30, 1999
                          ------------------------------------------------------------
                                                    Non-
                                    Guarantor    Guarantor                Consolidated
                            URI    Subsidiaries Subsidiaries Eliminations    Total
                            ---    ------------ ------------ ------------ ------------
                                                 (In thousands)
Revenues:
  Equipment rentals.....             $608,996     $ 34,306                  $643,302
  Sales of rental equip-
   ment.................               80,587        6,607                    87,194
  Sales of new equip-
   ment, merchandise and
   other revenues.......              151,564       13,911                   165,475
                          --------   --------     --------     --------     --------
Total revenues..........              841,147       54,824                   895,971
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........              261,940       17,206                   279,146
  Depreciation of rental
   equipment............              117,854        6,213                   124,067
  Cost of rental equip-
   ment sales...........               45,995        3,924                    49,919
  Cost of new equipment
   and merchandise sales
   and other operating
   costs................              114,069       10,715                   124,784
                          --------   --------     --------     --------     --------
Total cost of revenues..              539,858       38,058                   577,916
                          --------   --------     --------     --------     --------
Gross profit............              301,289       16,766                   318,055
Selling, general and ad-
 ministrative
 expenses...............              140,476        9,385                   149,861
Non-rental depreciation
 and amortization.......               23,358        1,499                    24,857
                          --------   --------     --------     --------     --------
Operating income........              137,455        5,882                   143,337
Interest expense........               51,153          153                    51,306
Other (income) expense,
 net....................                9,407         (425)                    8,982
                          --------   --------     --------     --------     --------
Income before provision
 for income taxes ......               76,895        6,154                    83,049
Provision for income
 taxes..................               31,142        2,818                    33,960
                          --------   --------     --------     --------     --------
Income before equity in
 net earnings
 of subsidiaries........               45,753        3,336     $(49,089)
Equity in net earnings
 of subsidiaries........  $ 49,089                                            49,089
                          --------   --------     --------     --------     --------
Net income..............  $ 49,089   $ 45,753     $  3,336     $(49,089)    $ 49,089
                          ========   ========     ========     ========     ========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                    For the Six Months Ended June 30, 1998
                          -----------------------------------------------------------
                                                   Non-
                                   Guarantor    Guarantor                Consolidated
                            URI   Subsidiaries Subsidiaries Eliminations    Total
                            ---   ------------ ------------ ------------ ------------
                                                (In thousands)
Revenues:
  Equipment rentals.....            $301,965      $7,718                   $309,683
  Sales of rental equip-
   ment.................              41,602       1,621                     43,223
  Sales of new equip-
   ment, merchandise and
   other revenues.......              67,060       5,222                     72,282
                          -------   --------      ------      --------     --------
Total revenues..........             410,627      14,561                    425,188
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........             140,695       3,239                    143,934
  Depreciation of rental
   equipment............              65,767       1,250                     67,017
  Cost of rental equip-
   ment sales...........              21,521       1,038                     22,559
  Cost of new equipment
   and merchandise sales
   and other operating
   costs................              51,778       4,567                     56,345
                          -------   --------      ------      --------     --------
Total cost of revenues..             279,761      10,094                    289,855
                          -------   --------      ------      --------     --------
Gross profit............             130,866       4,467                    135,333
Selling, general and ad-
 ministrative
 expenses...............              66,372       1,979                     68,351
Non-rental depreciation
 and amortization.......              12,241         251                     12,492
                          -------   --------      ------      --------     --------
Operating income........              52,253       2,237                     54,490
Interest expense........              15,149          96                     15,245
Other (income) expense,
 net....................              (4,212)        (20)                    (4,232)
                          -------   --------      ------      --------     --------
Income before provision
 for
 income taxes ..........              41,316       2,161                     43,477
Provision for income
 taxes..................              15,477         981                     16,458
                          -------   --------      ------      --------     --------
Income before equity in
 net earnings of subsid-
 iaries.................              25,839       1,180      $(27,019)
Equity in net earnings
 of subsidiaries........  $27,019                                            27,019
                          -------   --------      ------      --------     --------
Net income..............  $27,019   $ 25,839      $1,180      $(27,019)    $ 27,019
                          =======   ========      ======      ========     ========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                    For the Three Months Ended June 30, 1999
                          ------------------------------------------------------------
                                                    Non-
                                    Guarantor    Guarantor                Consolidated
                            URI    Subsidiaries Subsidiaries Eliminations    Total
                            ---    ------------ ------------ ------------ ------------
                                                 (In thousands)
Revenues:
  Equipment rentals.....             $333,959     $ 20,958                  $354,917
  Sales of rental equip-
   ment.................               47,323        3,928                    51,251
  Sales of new equip-
   ment, merchandise and
   other revenues.......               88,719        8,775                    97,494
                          --------   --------     --------    ---------     --------
Total revenues..........              470,001       33,661                   503,662
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........              143,310       10,017                   153,327
  Depreciation of rental
   equipment............               61,514        3,440                    64,954
  Cost of rental equip-
   ment sales...........               26,466        2,611                    29,077
  Cost of new equipment
   and merchandise sales
   and other operating
   costs................               65,200        7,040                    72,240
                          --------   --------     --------    ---------     --------
Total cost of revenues..              296,490       23,108                   319,598
                          --------   --------     --------    ---------     --------
Gross profit............              173,511       10,553                   184,064
Selling, general and ad-
 ministrative
 expenses...............               79,093        5,508                    84,601
Non-rental depreciation
 and amortization.......               12,355          856                    13,211
                          --------   --------     --------    ---------     --------
Operating income........               82,063        4,189                    86,252
Interest expense........               26,875           58                    26,933
Other (income) expense,
 net....................                9,548         (220)                    9,328
                          --------   --------     --------    ---------     --------
Income before provision
 for income taxes ......               45,640        4,351                    49,991
Provision for income
 taxes..................               18,484        1,967                    20,451
                          --------   --------     --------    ---------     --------
Income before equity in
 net earnings
 of subsidiaries........               27,156        2,384    $ (29,540)
Equity in net earnings
 of subsidiaries........  $ 29,540                                            29,540
                          --------   --------     --------    ---------     --------
Net income..............  $ 29,540   $ 27,156     $  2,384    $ (29,540)    $ 29,540
                          ========   ========     ========    =========     ========

                              UNITED RENTALS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                   For the Three Months Ended June 30, 1998
                          -----------------------------------------------------------
                                                   Non-
                                   Guarantor    Guarantor                Consolidated
                            URI   Subsidiaries Subsidiaries Eliminations    Total
                            ---   ------------ ------------ ------------ ------------
                                                (In thousands)
Revenues:
  Equipment rentals.....            $177,260      $5,452                   $183,072
  Sales of rental equip-
   ment.................              26,068       1,107                     27,175
  Sales of new equip-
   ment, merchandise and
   other revenues.......              40,107       3,693                     43,800
                          -------   --------      ------      --------     --------
Total revenues..........             243,795      10,252                    254,047
Cost of revenues:
  Cost of equipment
   rentals, excluding
   depreciation.........              78,875       1,863                     80,738
  Depreciation of rental
   equipment............              37,066         671                     37,737
  Cost of rental equip-
   ment sales...........              13,915         630                     14,545
  Cost of new equipment
   and merchandise sales
   and other operating
   costs................              30,366       3,239                     33,605
                          -------   --------      ------      --------     --------
Total cost of revenues..             160,222       6,403                    166,625
                          -------   --------      ------      --------     --------
Gross profit............              83,573       3,849                     87,422
Selling, general and ad-
 ministrative
 expenses...............              40,904       1,293                     42,197
Non-rental depreciation
 and amortization.......               6,822         174                      6,996
                          -------   --------      ------      --------     --------
Operating income........              35,847       2,382                     38,229
Interest expense........               9,408          50                      9,458
Other (income) expense,
 net....................              (3,417)        (19)                    (3,436)
                          -------   --------      ------      --------     --------
Income before provision
 for
 income taxes ..........              29,856       2,351                     32,207
Provision for income
 taxes..................              10,834       1,058                     11,892
                          -------   --------      ------      --------     --------
Income before equity in
 net earnings of
 subsidiaries...........              19,022       1,293      $(20,315)
Equity in net earnings
 of subsidiaries........  $20,315                                            20,315
                          -------   --------      ------      --------     --------
Net income..............  $20,315   $ 19,022      $1,293      $(20,315)    $ 20,315
                          =======   ========      ======      ========     ========

                              UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                       For the Six Months Ended June 30, 1999
                          -----------------------------------------------------------------
                                        Guarantor   Non-guarantor
                             URI      Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ----------  ------------- ------------- ------------ ------------
                                                   (In thousands)
Net cash provided by
 (used in) operating
 activities.............  $ (169,301)   $ 305,759      $39,410                  $  175,868
Cash flows from
 investing activities:
 Purchase of rental
  equipment.............                 (349,243)     (41,450)                   (390,693)
 Purchase of property
  and equipment.........                  (26,287)      (1,658)                    (27,945)
 Proceeds from sales of
  rental equipment......                   80,587        6,607                      87,194
 In-process acquisition
  costs.................                   (1,644)                                  (1,644)
 Payment of contingent
  purchase price........                                (1,118)                     (1,118)
 Purchase of other
  companies.............    (587,561)                                             (587,561)
                          ----------    ---------     --------       ------     ----------
   Net cash used in
    investing
    activities..........    (587,561)    (296,587)     (37,619)                   (921,767)
Cash flows from
 financing activities:
 Proceeds from debt.....   1,284,166                                             1,284,166
 Payments of debt.......    (876,660)                                             (876,660)
 Payment of debt
  financing costs.......      (4,657)                                               (4,657)
 Capital contribution
  by parent.............     369,699                                               369,699
 Dividend distribution
  to parent.............      (9,750)                                               (9,750)
                          ----------    ---------     --------       ------     ----------
   Net cash provided by
    financing
    activities..........     762,798                                               762,798
 Net increase in cash
  and cash
  equivalents...........       5,936        9,172        1,791                      16,899
 Cash and cash
  equivalents at
  beginning of period...       1,774       16,257        2,379                      20,410
                          ----------    ---------     --------       ------     ----------
 Cash and cash
  equivalents at end of
  period................  $    7,710    $  25,429     $  4,170                  $   37,309
                          ==========    =========     ========       ======     ==========
Supplemental disclosure
 of cash flow
 information:
 Cash paid during the
  period:
   Interest.............  $   21,099    $  18,353     $    153                  $   39,605
   Income taxes.........                $  10,139     $  1,322                  $   11,461
Supplemental disclosure
 of non-cash investing
 and financing
 activities:
The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:
 Assets, net of cash
  acquired..............  $  869,523                                            $  869,523
 Liabilities assumed....    (272,567)                                             (272,567)
 Less:
   Amounts paid through
    issuance of debt....      (9,395)                                               (9,395)
                          ----------    ---------     --------       ------     ----------
     Net cash paid......  $  587,561                                            $  587,561
                          ==========    =========     ========       ======     ==========

                             UNITED RENTALS, INC.

                 CONDENSED CONSOLIDATING CASH FLOW INFORMATION

                                      For the Six Months Ended June 30, 1998
                          ----------------------------------------------------------------
                                       Guarantor   Non-guarantor
                             URI     Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ---------  ------------- ------------- ------------ ------------
                                                  (In thousands)
Net cash provided by
 (used in) operating
 activities.............  $ (37,512)   $ 123,388      $ 2,582                  $  88,458
Cash flows from
 investing activities:
 Purchase of rental
  equipment.............                (255,307)      (3,851)                  (259,158)
 Purchase of property
  and equipment.........                 (35,042)      (1,532)                   (36,574)
 Proceeds from sales of
  rental equipment......                  41,602        1,621                     43,223
 In-process acquisition
  costs.................                  (3,495)                                 (3,495)
 Payments of contingent
  purchase price........                  (1,055)      (1,200)                    (2,255)
 Purchase of other
  companies.............   (369,534)      (9,344)                               (378,878)
                          ---------    ---------      -------      -------     ---------
   Net cash used in
    investing
    activities..........   (369,534)    (262,641)      (4,962)                  (637,137)
Cash flows from
 financing activities:
 Proceeds from debt.....    613,796      266,687        9,980                    890,463
 Payments of debt.......   (467,399)    (108,585)      (7,600)                  (583,584)
 Payment of debt
  financing costs.......     (8,115)                                              (8,115)
 Capital contribution
  by parent.............    207,076                                              207,076
 Dividend distribution
  to parent.............                  (1,244)                                 (1,244)
                          ---------    ---------      -------      -------     ---------
   Net cash provided by
    financing
    activities..........    345,358      156,858        2,380                    504,596
 Net increase
  (decrease) in cash
  and cash
  equivalents...........    (61,688)      17,605                                 (44,083)
 Cash and cash
  equivalents at
  beginning of period...     68,608        3,803                                  72,411
                          ---------    ---------      -------      -------     ---------
 Cash and cash
  equivalents at end of
  period................  $   6,920    $  21,408                               $  28,328
                          =========    =========      =======      =======     =========
Supplemental disclosure
 of cash flow
 information:
 Cash paid during the
  period:
   Interest.............  $   5,641    $   2,476      $    67                  $   8,184
   Income taxes.........               $   7,434      $ 1,692                  $   9,126
Supplemental disclosure
 of non-cash investing
 and financing
 activities:
The Company acquired the
 net assets and assumed
 certain liabilities of
 other companies as
 follows:
 Assets, net of cash
  acquired..............  $ 681,725    $   9,344                               $ 691,069
 Liabilities assumed....   (264,656)                                            (264,656)
 Less:
   Amounts paid in
    common stock and
    warrants............    (47,535)                                             (47,535)
                          ---------    ---------      -------      -------     ---------
     Net cash paid......  $ 369,534    $   9,344                               $ 378,878
                          =========    =========      =======      =======     =========

10. Subsequent Events

 Completed Acquisitions

  Subsequent to June 30, 1999 (through July 27, 1999), the Company completed the acquisitions of six equipment rental companies. The aggregate consideration paid by the Company for these acquisitions was $17.0 million in cash. In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired in such acquisitions in the aggregate amount of $2.7 million. The Company funded the consideration for these acquisitions with borrowings under the Company's Credit Facility.

 Series B Perpetual Convertible Preferred Stock

  On July 16, 1999, Holdings signed a definitive agreement to sell an aggregate of 50,000 additional shares of its Series B Preferred. The closing of this transaction is subject to certain closing conditions. The net proceeds from the sale of the Series B Preferred to be issued in this transaction is expected to be approximately $48.0 million. The Series B Preferred to be issued in this transaction will be convertible into 1,666,667 shares of Holdings common stock at $30.00 per share based upon a liquidation preference of $1,000 per share of Series B Preferred, subject to adjustment.

 Term Loan

  In July and August 1999, URI obtained, in aggregate, a $450 million term loan from a group of financial institutions (the "Term Loan C"). The Term Loan C matures in July 2006. URI used the net proceeds from the Term Loan C to repay a portion of the outstanding indebtedness under the Credit Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion reviews the Company's operations for the six and three months ended June 30, 1999 and 1998 and should be read in conjunction with the Unaudited Consolidated Financial Statements and related Notes thereto of the Company included herein and the Consolidated Financial Statements and related Notes thereto included in the Company's 1998 Annual Report on Form 10-K.

Introduction

  The Company commenced equipment rental operations in October 1997 and has completed 153 acquisitions (through July 27, 1999), including a merger with U.S. Rentals (the "U.S. Rentals Merger") which was completed in September 1998.

  Three of the acquisitions completed by the Company (including the U.S. Rentals Merger) were accounted for as "poolings-of-interests," and the Company's financial statements have been restated to include the accounts of two of the companies acquired in such transactions (but were not restated for one that was not material, which has been combined with the Company effective July 1, 1998). See Note 2 to the Notes to the Unaudited Consolidated Financial Statements of the Company included elsewhere herein. The other 150 acquisitions completed by the Company were accounted for as "purchases". The results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition. In view of the fact that the Company's operating results for 1999 and 1998 were impacted by acquisitions that were accounted for as purchases, the Company believes that the results of its operations for such periods are not directly comparable.

  United Rentals, Inc. ("Holdings") is principally a holding company and primarily conducts its operations through its wholly owned subsidiary, United Rentals (North America), Inc. ("URI"), and subsidiaries of URI.

General

  The Company primarily derives revenues from the following sources: (i) equipment rental (including additional fees that may be charged for equipment delivery, fuel, repair of rental equipment, and damage waivers), (ii) the sale of rental equipment, (iii) the sale of new equipment and (iv) the sale of related merchandise and parts.

  Cost of operations consists primarily of depreciation costs associated with rental equipment, the cost of repairing and maintaining rental equipment, the cost of rental and new equipment sold, personnel costs, occupancy costs and supplies.

  The Company records rental equipment expenditures at cost and depreciates equipment using the straight-line method over the estimated useful life (which ranges from 2 to 10 years), after giving effect to an estimated salvage value of 0% to 10% of cost.

  Selling, general and administrative expenses primarily include sales commissions, advertising and marketing expenses, management salaries, and clerical and administrative overhead.

  Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements and (ii) the amortization of intangible assets. The Company's intangible assets include non-compete agreements and goodwill, which represents the excess of the purchase price of acquired companies over the estimated fair market value of the net assets acquired.

Results of Operations

 Six Months Ended June 30, 1999 and 1998

  Revenues. Total revenues for the six months ended June 30, 1999 were $896.0 million, representing an increase of 110.7% over total revenues of $425.2 million for the six months ended June 30, 1998. The Company's revenues in the first six months of 1999 and 1998 were attributable to: (i) equipment rental ($643.3 million, or 71.8% of revenues, in the first six months of 1999 compared to $309.7 million, or 72.8% of revenues, in the first six months of
1998), (ii) sales of rental equipment ($87.2 million, or 9.7% of revenues, in the first six months of 1999 compared to $43.2 million, or 10.2% of revenues, in the first six months of 1998) and (iii) sales of new equipment, merchandise and other revenues ($165.5 million, or 18.5% of revenues, in the first six months of 1999 compared to $72.3 million, or 17.0% of revenues, in the first six months of 1998).

  The 110.7% increase in total revenues in the first six months of 1999 reflected (i) increased revenues at locations open more than one year (which accounted for approximately 23.8 percentage points) and (ii) new rental locations acquired through acquisitions and the opening of start-up locations (which accounted for approximately 86.9 percentage points). The increase in revenues at locations open more than one year primarily reflected (a) an increase in the volume of rental transactions, (b) an expansion of the product lines offered by the Company for sale, (c) an increase in the sale of related merchandise and parts which was driven by the increase in equipment rental and sales transactions and (d) an increase in the sale of used equipment in order to maintain the quality of the Company's rental fleet.

  Gross Profit. Gross profit increased to $318.1 million in the first six months of 1999 from $135.3 million in the first six months of 1998. This increase in gross profit was primarily attributable to the increase in revenues described above. The Company's gross profit margin by source of revenue in the first six months of 1999 and 1998 was: (i) equipment rental (37.3% in the first six months of 1999 and 31.9% in the first six months of 1998), (ii) sales of rental equipment (42.7% in the first six months of 1999 and 47.8% in the first six months of 1998) and (iii) sales of new equipment, merchandise and other revenues (24.6% in the first six months of 1999 and 22.0% in the first six months of 1998). The increase in the gross profit margin from rental revenues in the first six months of 1999 was primarily attributable to greater equipment utilization rates and to economies of scale. The decrease in the gross profit margin from the sales of rental equipment in the first six months of 1999 primarily reflected a shift in mix towards more late-model used equipment, which generally generates lower gross profit margins than somewhat older equipment. The increase in the gross profit margin from sales of new equipment, merchandise and other revenue in the first six months of 1999 primarily reflected the benefits of greater purchasing power and a shift in the sales mix to higher margin items.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $149.9 million, or 16.7% of total revenues, during the first six months of 1999 and $68.4 million, or 16.1% of total revenues, during the first six months of 1998. The increase in SG&A as a percentage of revenues in the first six months of 1999 principally reflected an $8.3 million charge primarily due to professional fees incurred in connection with the Company's terminated tender offer and consent and proxy solicitation for Rental Service Corporation, ("RSC"), which offset certain economies of scale related to the increase in revenues described above.

  Non-rental Depreciation. Non-rental depreciation was $10.8 million, or 1.2% of total revenues, in the first six months of 1999 and $9.4 million, or 2.2% of total revenues, in the first six months of 1998. Non-rental depreciation primarily consists of depreciation expense attributable to equipment not offered for rent and to rental facility locations. The decrease in non-rental depreciation as a percentage of sales in 1999 primarily reflected economies of scale related to the increase in revenues described above.

  Amortization. Amortization was $15.7 million, or 1.8% of total revenues, during the first six months of 1999, and $3.1 million, or 0.7% of total revenues, during the first six months of 1998. The increase in amortization in 1999 primarily reflected the amortization of goodwill attributable to the acquisitions completed subsequent to June 30, 1998.

  Interest Expense. Interest expense increased to $51.3 million in the first six months of 1999 from $15.2 million in the first six months of 1998. This increase primarily reflected the fact that the Company's indebtedness significantly increased in 1999, principally to fund acquisitions.

  Preferred Dividends of a Subsidiary Trust. During the first six months of 1999, preferred dividends of a subsidiary trust of Holdings were $9.8 million. These dividends relate to preferred securities issued in August 1998 by such subsidiary trust.

  Other (Income) Expense. Other expense was $9.2 million in the first six months of 1999 compared with $4.2 million in other income in the first six months of 1998. The increase in other expense in the first six months of 1999 primarily reflected a $10.0 million charge that was principally due to commitment fees incurred in connection with a $2.0 billion financing commitment that was cancelled upon the termination of the Company's tender offer for RSC.

  Income Taxes. Income taxes increased to $29.3 million, or an effective rate of 41.0%, in the first six months of 1999 from $16.5 million, or an effective rate of 37.9%, in the first six months of 1998. The lower effective tax rate in the first six months of 1998 primarily reflected the fact that a business that the Company acquired in 1998 in a transaction that was accounted for as a pooling-of-interests was taxed as a Subchapter S Corporation for federal and state tax purposes prior to being acquired.

 Three Months Ended June 30, 1999 and 1998

  Revenues. Total revenues for the three months ended June 30, 1999 were $503.7 million, representing an increase of 98.3% over total revenues of $254.0 million for the three months ended June 30, 1998. The Company's revenues in the three months ended June 30, 1999 and 1998 were attributable to: (i) equipment rental ($354.9 million, or 70.5% of revenues, in the three months ended June 30, 1999 compared to $183.1 million, or 72.1% of revenues, in the three months ended June 30, 1998), (ii) sales of rental equipment ($51.3 million, or 10.2% of revenues, in the three months ended June 30, 1999 compared to $27.2 million, or 10.7% of revenues, in the three months ended June 30, 1998) and (iii) sales of new equipment, merchandise and other revenues ($97.5 million, or 19.3% of revenues, in the three months ended June 30, 1999 compared to $43.8 million, or 17.2% of revenues, in the three months ended June 30, 1998).

  The 98.3% increase in total revenues in the three months ended June 30, 1999 reflected (i) increased revenues at locations open more than one year (which accounted for approximately 22.2 percentage points) and (ii) new rental locations acquired through acquisitions and the opening of start-up locations (which accounted for approximately 76.1 percentage points). The increase in revenues at locations open more than one year primarily reflected (a) an increase in the volume of rental transactions, (b) an expansion of the product lines offered by the Company for sale, (c) an increase in the sale of related merchandise and parts which was driven by the increase in equipment rental and sales transactions and (d) an increase in the sale of used equipment in order to maintain the quality of the Company's rental fleet.

  Gross Profit. Gross profit increased to $184.1 million in the three months ended June 30, 1999 from $87.4 million in the three months ended June 30, 1998. This increase in gross profit was primarily attributable to the increase in revenues described above. The Company's gross profit margin by source of revenue in the three months ended June 30, 1999 and 1998 was: (i) equipment rental (38.5% in the three months ended June 30, 1999 and 35.3% in the three months ended June 30, 1998), (ii) sales of rental equipment (43.3% in the three months ended June 30, 1999 and 46.5% in the three months ended June 30, 1998) and (iii) sales of new equipment, merchandise and other revenues (25.9% in the three months ended June 30, 1999 and 23.3% in the three months ended June 30, 1998). The increase in the gross profit margin from rental revenues in the three months ended June 30, 1999 was primarily attributable to greater equipment utilization rates and to economies of scale. The decrease in the gross profit margin from the sales of rental equipment in the three months ended June 30, 1999 primarily reflected a shift in mix towards more late-model used equipment, which generally generates lower gross profit margins than somewhat older equipment. The increase in the gross profit margin from sales of new equipment, merchandise and other revenue in the three months ended June 30, 1999 primarily reflected the benefits of greater purchasing power and a shift in the sales mix to higher margin items.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $84.6 million, or 16.8% of total revenues, during the three months ended June 30, 1999 and $42.2 million, or 16.6% of total revenues, during the three months ended June 30, 1998. The increase in SG&A as a percentage of revenues in the three months ended June 30, 1999, principally reflected an $8.3 million charge primarily due to professional fees incurred in connection with the Company's terminated tender offer and consent and proxy solicitation for RSC, which offset certain economies of scale related to the increase in revenues.

  Non-rental Depreciation. Non-rental depreciation was $5.6 million, or 1.1% of total revenues, in the three months ended June 30, 1999 and $4.9 million, or 1.9% of total revenues, in the three months ended June 30, 1998. Non-rental depreciation primarily consists of depreciation expense attributable to equipment not offered for rent and to rental facility locations. The decrease in non-rental depreciation as a percentage of sales in 1999 primarily reflected economies of scale related to the increase in revenues described above.

  Amortization. Amortization was $8.8 million, or 1.7% of total revenues, during the three months ended June 30, 1999, and $2.1 million, or 0.8% of total revenues, during the three months ended June 30, 1998. The increase in amortization in 1999 primarily reflected the amortization of goodwill attributable to the acquisitions completed subsequent to June 30, 1998.

  Interest Expense. Interest expense increased to $26.9 million in the three months ended June 30, 1999 from $9.5 million in the three months ended June 30, 1998. This increase primarily reflected the fact that the Company's indebtedness significantly increased in 1999, principally to fund acquisitions.

  Preferred Dividends of a Subsidiary Trust. During the three months ended June 30, 1999, preferred dividends of a subsidiary trust of Holdings were $4.9 million. These dividends relate to preferred securities issued in August 1998 by such subsidiary trust.

  Other (Income) Expense. Other expense was $9.4 million in the three months ended June 30, 1999 compared with $3.4 million in other income in the three months ended June 30, 1998. The increase in other expense in the three months ended June 30, 1999, primarily reflected a $10.0 million charge principally due to commitment fees incurred in connection with a $2.0 billion financing commitment that was cancelled upon the termination of the Company's tender offer for RSC.

  Income Taxes. Income taxes increased to $18.0 million, or an effective rate of 41.0%, in the three months ended June 30, 1999 from $11.9 million, or an effective rate of 36.9%, in the three months ended June 30, 1998. The lower effective tax rate in the three months ended June 30, 1998 primarily reflected the fact that a business that the Company acquired in 1998 in a transaction that was accounted for as a pooling-of-interests was taxed as a Subchapter S Corporation for federal and state tax purposes prior to being acquired.

Liquidity and Capital Resources

  Recent Financings

  Set forth below is certain information concerning certain financing transactions entered into by the Company during 1999.

  Series A Perpetual Convertible Preferred Stock. In January 1999, Holdings sold 300,000 shares of its Series A Perpetual Convertible Preferred Stock ("Series A Preferred") to Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively "Apollo"). The net proceeds from the sale of the Series A Preferred were approximately $287.0 million (after deducting issuance fees and expenses).

  Common Stock. In March 1999, Holdings completed a public offering of 2,290,000 shares of its common stock. The net proceeds to the Company from this offering were approximately $64.8 million (after deducting underwriting discounts and offering expenses).

  9% Senior Subordinated Notes. In March 1999, URI sold $250 million aggregate principal amount of 9% Senior Subordinated Notes Due 2009 ("9% Notes") for aggregate consideration of $245.0 million (after deducting the initial purchaser's discount and offering expenses). The 9% Notes are unsecured. URI may, at its option, redeem the 9% Notes on or after April 1, 2004 at specified redemption prices which range from 104.50% in 2004 to 100.00% in 2007 and thereafter. In addition, on or prior to April 1, 2002, URI may, at its option, use the proceeds of a public equity offering by Holdings to redeem up to 35% of the outstanding 9% Notes, at a redemption price of 109.00%. The indenture governing the 9% Notes contains certain restrictive covenants, including (i) limitations on additional indebtedness, (ii) limitations on restricted payments, (iii) limitations on liens, (iv) limitations on dividends and other payment restrictions, (v) limitations on preferred stock of certain subsidiaries, (vi) limitations on transactions with affiliates, (vii) limitations on the disposition of proceeds of asset sales and (viii) limitations on the ability of the Company to consolidate, merge or sell all or substantially all of its assets.

  Series B Perpetual Convertible Preferred Stock. The Company has entered into
(i) a definitive agreement with Apollo which provides for the Company to sell to Apollo 100,000 shares of the Company's Series B Perpetual Convertible Preferred Stock ("Series B Preferred") and (ii) a definitive agreement with Chase Equity Associates, L.P. ("Chase") which provides for the Company to sell to Chase 50,000 shares of Series B Preferred. The closing of each of these transactions is subject to the satisfaction of certain closing conditions. The Company expects that it will receive net proceeds of $96 million from the transaction with Apollo and $48 million from the transaction with Chase. Each share of Series B Preferred will be convertible into 33 1/3 shares of the Company's Common Stock (representing a conversion price of $30 per share based on the liquidation preference of $30 per share of Series B Preferred), subject to adjustment.

  Term Loan. In July and August 1999, URI obtained in aggregate, a $450 million term loan from a group of financial institutions (the "Term Loan C"). The Term Loan C matures in June 2006. URI used the net proceeds from the Term Loan C to repay a portion of the outstanding indebtedness under the Company's revolving credit facility (the "Credit Facility"). Prior to maturity, quarterly installments of principal in the amount of $1,125,000 are due on the last day of each calendar quarter, commencing September 30, 2000. The amount due at maturity is $424,125,000. The Term Loan C accrues interest, at URI's option, at either (a) the Base Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) Bank of America's referenced rate) plus a margin of 0.625% per annum, or (b) the Eurodollar Rate (which for borrowings by URI is equal to Bank of America's reserve adjusted eurodollar rate) plus a margin of 2.50% per annum. If at any time an event of default exists, the interest rate applicable to URI's existing term loan and the Term Loan C will increase by 2% per annum. The Term Loan C is secured pari passu with the Credit Facility and URI's existing term loan, and the agreement governing the Term Loan C contains restrictive covenants substantially similar to those provided by the Credit Facility and URI's existing term loan.

  Sources and Uses of Cash

  During the first six months of 1999, the Company (i) generated cash from operations of approximately $173.5 million, (ii) generated cash from the sale of rental equipment of approximately $87.2 million, (iii) received net proceeds of $287.0 million from the sale of the Series A Preferred, (iv) received net proceeds of $65.2 million from the issuance of common stock and
(v) received net proceeds of $245.0 million from the sale of the 9% Notes. The Company used cash during this period principally to (i) pay consideration for acquisitions (approximately $587.6 million), (ii) purchase rental equipment (approximately $390.7 million) and (iii) purchase other property and equipment (approximately $52.8 million).

  Certain Balance Sheet Changes

  The acquisitions and the equipment purchases made by the Company in the first six months of 1999 (and the financing of such acquisitions and purchases) were the principal reasons for the increase in the following items at June 30, 1999 compared with December 31, 1998: accounts receivable, inventory, prepaid expenses and other assets, rental equipment, property and equipment, intangible assets, accounts payable, debt and accrued expenses and other liabilities. The financing transactions completed by the Company during the first six months of 1999 were the principal reasons for (i) the decrease in cash and the increase in debt at June 30, 1999, compared with December 31, 1998 and (ii) the increase in additional paid-in capital at June 30, 1999, compared with December 31, 1998.

  Certain Information Concerning the Company's Credit Facility

  URI has a revolving credit facility (the "Credit Facility") that enables URI to borrow up to $772.5 million on a revolving basis and permits a Canadian subsidiary of URI to directly borrow up to $40.0 million under the Credit Facility (provided that the aggregate borrowings of URI and the Canadian subsidiary do not exceed $772.5 million). The Credit Facility terminates on September 26, 2003, at which time all outstanding indebtedness is due. As of August 12, 1999, there was $458.0 million of indebtedness outstanding under the Credit Facility (not including undrawn outstanding letters of credit in the amount of $3.8 million).

  Cash Requirements Related to Operations

  The Company's principal existing sources of cash are (i) borrowings available under the Credit Facility ($310.7 million available as of August 12, 1999), (ii) cash generated from operations and (iii) the net proceeds that the Company expects to receive from the sale of its Series B Preferred as described above.

  The Company expects that its principal needs for cash relating to its existing operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory of items offered for sale and (iii) debt service. The Company plans to fund such cash requirements relating to its existing operations from its existing sources of cash described above.

  The Company estimates that equipment expenditures over the next 12 months will be approximately $550.0 million for the existing operations of the Company. These expenditures are comprised of approximately $310.0 million of expenditures to maintain the average age of the Company's rental fleet and $240.0 million of discretionary expenditures to increase the size of the Company's rental fleet. The Company expects that it will fund such expenditures from a combination of approximately $200.0 million of proceeds expected to be generated from the sale of used equipment, cash generated from operations and, if required, borrowings available under the Credit Facility. In addition, the Company expects that it will be required to make equipment expenditures in connection with new acquisitions. The Company cannot quantify at this time the amount of equipment expenditures that will be required in connection with new acquisitions.

  Principal elements of the Company's strategy include continued expansion through a disciplined acquisition program and the opening of new rental locations. The Company expects to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that the Company's existing sources of cash described above are not sufficient to fund such future acquisitions, the Company will require additional financing and, consequently, the Company's indebtedness may increase as the Company implements its growth strategy. There can be no assurance, however, that any additional financing will be available or, if available, will be on terms satisfactory to the Company.

  Based upon the terms of the Company's currently outstanding indebtedness, the Company is scheduled to repay approximately $14.3 million during 1999.

Relationship Between Holdings and URI

  Holdings is principally a holding company and primarily conducts its operations through its wholly owned subsidiary URI and subsidiaries of URI. Holdings provides certain services to URI in connection with its operations. These services principally include: (i) senior management services, (ii) finance related services and support, (iii) information technology systems and support and (iv) acquisition related services. In addition, Holdings leases certain equipment and real property that are made available for use by URI and its subsidiaries. URI has made, and expects to continue to make, certain payments to Holdings in respect of the services provided by Holdings to the Company. The expenses relating to URI's payments to Holdings are reflected on URI's financial statements as selling, general and administrative expenses. In addition, although not legally obligated to do so, URI has in the past, and expects that it will in the future, make distributions to Holdings to, among other things, enable Holdings to pay dividends on certain preferred securities (the "Trust Preferred Securities") that were issued by a subsidiary trust of Holdings in August 1998.

  The Trust Preferred Securities are the obligation of a subsidiary trust of Holdings and are not the obligation of URI. As a result, the dividends payable on these securities are reflected as an expense on the consolidated financial statements of Holdings, but are not reflected as an expense on the consolidated financial statements of URI. This is the principal reason why the net income reported on the consolidated financial statements of URI is higher than the net income reported on the consolidated financial statements of Holdings.

Year 2000 Compliance

  The Company has been informed by its software vendors that the Company's recently installed information technology systems are year 2000 compliant. The Company has, therefore, not developed any contingency plans relating to year 2000 issues and has not budgeted any funds for year 2000 issues. Although the Company believes that its systems are year 2000 compliant, there can be no assurance that unanticipated year 2000 problems will not arise which, depending on the nature and magnitude of the problem, could have a material adverse effect on the Company's business and financial condition. Furthermore, year 2000 problems involving third parties may have a negative impact on the Company's customers or suppliers, the general economy or on the ability of businesses generally to receive essential services (such as telecommunications, banking services, etc.). Any such problem could have a material adverse effect on the Company's business and financial condition. The Company is unable at this time to assess the possible impact on its business of year 2000 problems involving any third party.

Fluctuations in Operating Results

  The Company expects that its revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors, including: seasonal rental patterns of the Company's customers (with rental activity tending to be lower in the winter); changes in general economic conditions in the Company's markets; the timing of acquisitions and the opening of start-up locations and related costs; the effect of the integration of acquired businesses and start-up locations; the timing of expenditures for new equipment and the disposition of used equipment; changes in demand for the Company's equipment or the prices therefor due to changes in economic conditions, competition or other factors.

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

  The Company will be required to incur significant start-up expenses in connection with establishing each start-up location. Such expenses may include, among others, pre-opening expenses related to setting up the facility, and expenses in connection with training employees, installing information systems and marketing. The Company expects that, in general, start-up locations will initially operate at a loss or at less than normalized profit levels. Consequently, the opening of a start-up location may negatively impact the Company's margins until the location achieves normalized profitability.

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

General Economic Conditions and Inflation

  The Company's operating results may be adversely affected by (i) changes in general economic conditions, including changes in construction and industrial activity, or increases in interest rates, or (ii) adverse weather conditions that may temporarily decrease construction and industrial activity in a particular geographic area. Although the Company cannot accurately anticipate the effect of inflation on its operations, the Company believes that inflation has not had, and is not likely in the foreseeable future to have, a material impact on its results of operations.

Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. The Company will adopt SFAS No. 133 beginning January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Factors that May Influence Future Results and Accuracy of Forward-Looking Statements

  Sensitivity to Changes in Construction and Industrial Activities

  Our equipment is principally used in connection with construction and industrial activities. Consequently, a downturn in construction or industrial activity may lead to a decrease in demand for our equipment, which could adversely affect our business. We have identified below certain of the factors which may cause such a downturn, either temporarily or long-term:

  .a general slow-down of the economy;

  .an increase in interest rates; or

  .adverse weather conditions which may temporarily affect a particular region.

  Acquired Companies not Historically Operated as a Combined Business

  The businesses that we acquired have been in existence an average of 29 years and some have been in existence for more than 50 years. However, these businesses were not historically managed or operated as a single business. Although we believe that we can successfully manage and operate the acquired businesses as a single business, we cannot be certain of this.

  Limited Operating History

  We commenced equipment rental operations in October 1997 and have grown through a combination of internal growth and the acquisition of 153 companies (through July 27, 1999), including a merger in September 1998 with U.S. Rentals. Due to the relatively recent commencement of our operations, we have only a limited history upon which you can base an assessment of our business and prospects.

  Risks Relating to Growth Strategy

  Key elements of our growth strategy are to continue to expand through a combination of internal growth, a disciplined acquisition program and the opening of new rental locations. We have identified below some of the risks relating to our growth strategy:

  Availability of Acquisition Targets and Sites for Start-Up Locations. We may encounter substantial competition in our efforts to acquire additional rental companies and sites for start-up locations. Such competition could have the effect of increasing the prices that we will have to pay in order to acquire such businesses and sites. We cannot guarantee that any additional businesses or sites that we may wish to acquire will be available to us on terms that are acceptable to us.

  Need to Integrate New Operations. Our ability to realize the expected benefits from completed and future acquisitions depends, in large part, on our ability to integrate new operations with our existing operations in a timely and effective manner. Accordingly, we devote substantial efforts to the integration of new operations. We cannot, however, guarantee that these efforts will always be successful. In addition, under certain circumstances, these efforts could adversely affect our existing operations.

  Debt Covenants. Certain of the agreements governing our outstanding indebtedness provide that we may not make acquisitions unless certain financial conditions are satisfied or the consent of the lenders is obtained. Our ability to grow through acquisitions may be constrained as a result of these provisions.

  Certain Risks Related to Start-Up Locations. We expect that start-up locations may initially have a negative impact on our results of operations and margins for a number of reasons, including that (1) we will incur significant start-up expenses in connection with establishing each start-up location and (2) it will generally take some time following the commencement of operations for a start-up location to become profitable. Although we believe that start-ups can generate long-term growth, we cannot guarantee that any start-up location will become profitable within any specific time period, if at all.

  Dependence on Additional Capital to Finance Growth

  We will require substantial capital in order to execute our growth strategy. We will require capital for, among other purposes, completing acquisitions, establishing new rental locations, and acquiring rental equipment. If the cash that we generate from our business, together with cash that we may borrow under our credit facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. We cannot, however, be certain that any additional financing will be available or, if available, will be available on terms that are satisfactory to us. If we are unable to obtain sufficient additional capital in the future, our ability to implement our growth strategy could be limited.

  Possible Undiscovered Liabilities of Acquired Companies

  Prior to making an acquisition, we seek to assess the liabilities of the target company that we will become responsible for as a result of the acquisition. Nevertheless, we may fail to discover certain of such liabilities. We seek to reduce our risk relating to these possible hidden liabilities by generally obtaining the agreement of the seller to idemnify and reimburse us in the event that we discover any material hidden liabilities. However, this type of agreement, if obtained, may not fully protect us against hidden liabilities because (1) the seller's obligation to reimburse us is generally limited in duration and/or amount and (2) the seller may not have sufficient financial resources to reimburse us. Furthermore, when we acquire a public company (such as when we acquired U.S. Rentals) we generally do not obtain this type of agreement.

  Dependence on Management

  We are highly dependent upon our senior management team. Consequently, our business could be adversely affected in the event that we lose the services of any member of senior management. Furthermore, if we lose the services of certain members of senior management, it is an event of default under the agreements governing our credit facility and certain of our other indebtedness, unless we appoint replacement officers satisfactory to the lenders within 30 days. We do not maintain "key man" life insurance with respect to members of senior management.

  Competition

  The equipment rental industry is highly fragmented and competitive. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors which operate in one or more states; public companies or divisions of public companies; and equipment vendors and dealers who both sell and rent equipment directly to customers. We may in the future encounter increased competition from our existing competitors or from new companies. In addition, certain equipment manufacturers may commence (or increase their existing efforts relating to) renting and selling equipment directly to our customers.

  Fluctuations of Operating Results

  We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors, including:

  . seasonal rental patterns of our customers--with rental activity tending to be lower in the winter;

  . changes in general economic conditions in our markets, including changes in construction and industrial activities;

  . the timing of acquisitions, new location openings, and related expenditures;

  . the effect of the integration of acquired businesses and start-up locations;

  . if we determine that a potential acquisition will not be consummated, the need to charge against earnings any expenditures relating to such transaction (such as financing commitment fees, merger and acquisition advisory fees and professional fees) previously capitalized;

  . the timing of expenditures for new equipment and the disposition of used equipment; and

  . changes in demand for our equipment or the prices therefor due to changes in economic conditions, competition or other factors.

  Liability and Insurance

  We are exposed to various possible claims relating to our business. These include claims relating to (1) personal injury or death caused by equipment rented or sold by us, (2) motor vehicle accidents involving our delivery and service personnel and (3) employment related claims. We carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully protect us for a number of reasons, including:

  . our coverage is subject to a deductible of $0.5 million and limited to a maximum of $97 million per occurrence;

  . we do not maintain coverage for environmental liability, since we believe that the cost for such coverage is high relative to the benefit that it provides; and

  . certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by our insurance.

  We cannot be certain that insurance will continue to be available to us on economically reasonable terms, if at all.

  Environmental and Safety Regulations

  There are numerous federal, state and local laws and regulations governing environmental protection and occupational health and safety matters. These include laws and regulations that govern wastewater discharges, the use, treatment, storage and disposal of solid and hazardous wastes and materials, air quality and the remediation of contamination associated with the release of hazardous substances. Under these laws, an owner or lessee of real estate may be liable for, among other things, (1) the costs of removal or remediation of hazardous or toxic substances located on, in, or emanating from, the real estate, as well as related costs of investigation and property damage and substantial penalties, and (2) environmental contamination at facilities where its waste is or has been disposed. These laws often impose liability whether or not the owner or lessee knew of the presence of the hazardous or toxic substances and whether or not the owner or lessee was responsible for these substances. Our activities that are or may be affected by these laws include our use of hazardous materials to clean and maintain equipment and our disposal of solid and hazardous waste and wastewater from equipment washing. We also dispense petroleum products from underground and above-ground storage tanks located at certain rental locations, and at times we must remove or upgrade tanks to comply with applicable laws. Furthermore, we have acquired or lease certain locations which have or may have been contaminated by leakage from underground tanks or other sources and are in the process of assessing the nature of the required remediation. Based on the conditions currently known to us, we believe that any unreserved environmental remediation and compliance costs required with respect to those conditions will not have a material adverse effect on our business. However, we cannot be certain that we will not identify adverse environmental conditions that are not currently known to us, that all potential releases from underground storage tanks removed in the past have been identified, or that environmental and safety requirements will not become more stringent or be interpreted and applied more stringently in the future. If we are required to incur environmental compliance or remediation costs that are not currently anticipated by us, our business could be adversely affected depending on the magnitude of the cost.

  Risks Related to International Operations

  Our operations outside the United States are subject to risks normally associated with international operations. These include the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates, and the need to comply with foreign laws.

  Dependence on Information Technology Systems

  Our ability to monitor and control our operations depends to a large extent on the proper functioning of our recently-installed information technology systems. Any disruption in these systems or the failure of these systems to operate as expected could, depending on the magnitude and duration of the problem, adversely affect our business and our ability to implement our growth strategy.

  Year 2000 Issues

  Our software vendors have informed us that our recently-installed information technology systems are year 2000 compliant. We have, therefore, not developed any contingency plans relating to year 2000 issues and have not budgeted any funds for year 2000 issues. Although we believe that our systems are year 2000 compliant, unanticipated year 2000 problems may arise which, depending on the nature and magnitude of the problem, could adversely affect our business. Furthermore, year 2000 problems involving third parties may have a negative impact on our customers or suppliers, the general economy or on the ability of businesses generally to receive essential services (such as telecommunications, banking services, etc.). Any such problem could adversely affect our business. We are unable at this time to assess the possible impact on our business of year 2000 problems involving any third party.

  Restrictive Covenants

  The agreements governing our existing long-term indebtedness contain, and future agreements governing our long-term indebtedness may also contain, certain restrictive financial and operating covenants which affect, and in many respects significantly limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, make investments, create liens, make acquisitions, sell assets and engage in mergers and consolidations. These covenants may significantly limit our operating and financial flexibility.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There has been no material change in these market risks since the end of the fiscal year 1998.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Termination of Litigation Relating to Tender Offer

  On April 5, 1999, the Company, through its wholly owned subsidiary, UR Acquisition Corporation ("UR Acquisition"), commenced a tender offer to purchase all outstanding shares of common stock of Rental Service Corporation ("RSC"). On June 28, 1999, the Company terminated this tender offer. In connection with the tender offer, the Company became a party to three separate actions in Delaware, Connecticut and Florida (as previously reported in the Company's Report on Form 10-Q for the quarterly period ended March 31, 1999). Each of these actions has been dismissed and the Company is no longer involved in any litigation concerning the tender offer.

General Litigation

  The Company and its subsidiaries are parties to various litigation matters, in most cases involving ordinary and routine claims incidental to the business of the Company. The ultimate legal and financial liability of the Company with respect to such pending litigation cannot be estimated with certainty but the Company believes, based on its examination of such matters, that such ultimate liability will not have a material effect on the business or financial condition of the Company.

Item 2. Changes in Securities and Use of Proceeds

Sale of Unregistered Securities

  Set forth below is certain information concerning sales by the Company of unregistered securities during the second quarter of 1999. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

  1. In April 1999, the Company issued 1,584 shares of common stock to an executive officer pursuant to an employment agreement.

  2. In May 1999, the Company issued, in connection with one acquisition, convertible notes in the aggregate principal amount of $5,000,000 which provide for a weighted average conversion price of $35.68 per share.

  3. In May 1999, the Company issued, in connection with two acquisitions, 300,000 warrants which provide for a weighted average exercise price of $30.42 per share.

Item 4. Submission of Matters to a Vote of Security Holders

  The Company's Annual Meeting of Stockholders was held on June 3, 1999. The holders of 65,262,231 common shares and 300,000 Series A Perpetual Convertible Preferred Shares were present either in person or by proxy. There were no broker non-votes at the meeting. The following three matters were voted on and approved at such meeting.

  1. The election of three members to the Board of Directors by the holders of the Company's common stock.

                                                        For     Withheld
                                                     ---------- --------
     Wayland R. Hicks............................... 64,557,932 704,299
     John S. McKinney............................... 64,557,962 704,269
     Gerald Tsai, Jr. .............................. 64,557,674 704,557

  2. The election of two members to the Board of Directors by the holders of the Company's Series A Perpetual Convertible Preferred Stock.

                                                        For     Withheld
                                                     ---------- --------
     Leon D. Black..................................    300,000    0
     Michael S. Gross...............................    300,000    0

  3. The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

                                                        For     Abstain  Against
                                                     ---------- -------- -------
                                                     64,959,340  78,050  224,841

Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits:
 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  3(a)   Amended and Restated Certificate of Incorporation of United Rentals,
         Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1998).
  3(b)   Certificate of Amendment to the United Rentals, Inc. Certificate of
         Incorporation dated September 29, 1998 (incorporated by reference to
         Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form
         S-3, No. 333-70151).

  3(c)   By-laws of United Rentals, Inc., in effect as of the date hereof
         (incorporated by reference to exhibit 3.2 of United Rentals, Inc.
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

  3(d)   Form of Certificate of Designation for Series A Perpetual Convertible
         Preferred Stock (incorporated by reference to Exhibit 4(k) to the United Rentals, Inc. Amendment No. 1 on Form S-3 to Registration
         Statement on Form S-1, No. 333-64463).

  3(e)   Amended and Restated Certificate of Incorporation of United Rentals
         (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.3 of the United Rentals (North America),
         Inc. Quarterly Report on Form 10-Q for the quarter ended June 30,
         1998).

  3(f) By-laws of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.4 of the United
         Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).


 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10(a)   Commitment letter dated April 4, 1999 between United Rentals (North
         America), Inc. and Goldman Sachs Credit Partners L.P. (incorporated by reference to exhibit (b)(1) of United Rentals, Inc. Schedule 14D-1 dated April 5, 1999).


 10(b)   Preferred Stock Purchase Agreement, Series B Perpetual Convertible
         Preferred Stock dated June 28, 1999 between United Rentals, Inc.,
         Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P., including form of Certificate of Designation for Series B Perpetual
         Convertible Preferred Stock and form of Amended and Restated
         Registration Rights Agreement (incorporated by reference to exhibits
         C, B and D of United Rentals, Inc. Proxy Statement on Schedule 14A dated July 22, 1999).


 10(c)*  Preferred Stock Purchase Agreement, Series B Perpetual Convertible
         Preferred Stock dated July 16, 1999 between United Rentals, Inc. and
         Chase Equity Associates, L.P.
 10(d)*  Term Loan Agreement dated as of July 15, 1999 among United Rentals,
         Inc., United Rentals (North America), Inc., various financial institutions, Goldman Sachs Credit Partners L.P., as Syndication Agent
         and Bank of America National Trust and Savings Association, as
         Administrative Agent.
 10(e)*  First Amendment dated as of August 12, 1999, to Term Loan Agreement dated as of July 15, 1999 among United Rentals, Inc., United Rentals
         (North America), Inc., various financial institutions, Goldman Sachs
         Credit Partners L.P., as syndication Agent and Bank of America
         National Trust and Savings Association, as administrative Agent.
 10(f)*  Second Amendment dated as of July 14, 1999, to Term Loan Agreement dated as of July 10, 1998 among United Rentals, Inc., United Rentals
         (North America), Inc., various financial institutions and Bank of
         America National Trust and Savings Association, as Agent.
 10(g)*  Second Amendment dated as of July 14, 1999, to Credit Agreement dated as of September 29, 1998, between United Rentals, Inc., United Rentals
         (North America), Inc., various financial institutions, Bank of America
         Canada, as Canadian agent, and Bank of America National Trust and
         Savings Association, as U.S. Agent.
 27*     Financial Data Schedule
 27.1*   Financial Data Schedule

--------
 *Filed herewith.

(b)Reports on Form 8-K: none

                                   SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          United Rentals, Inc.

Dated: August 12, 1999                        /s/ Michael J. Nolan
                                          By: _________________________________
                                               Michael J. Nolan
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Dated: August 12, 1999                        /s/ Peter R. Borzilleri
                                          By: _________________________________
                                               Peter R. Borzilleri
                                               Vice President, Corporate
                                               Controller
                                               (Chief Accounting Officer)

                                          United Rentals (North America), Inc.

Dated: August 12, 1999                        /s/ Michael J. Nolan
                                          By: _________________________________
                                               Michael J. Nolan
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Dated: August 12, 1999                        /s/ Peter R. Borzilleri
                                          By: _________________________________
                                               Peter R. Borzilleri
                                               Vice President, Corporate
                                               Controller
                                               (Chief Accounting Officer)