Form 10-Q
period 2002-06-30
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2002-08-14
CIK 1047166, 1067701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 1-14387

United Rentals, Inc.

Commission File No. 1-13663

United Rentals (North America), Inc.
(Exact names of registrants as specified in their charters)

Delaware	06-1522496
Delaware	06-1493538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)

Five Greenwich Office Park, Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

(203) 622-3131
(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

☒  Yes     ☐  No

As of August 5, 2002, there were 76,563,012 shares of the United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

Certain statements contained in this Report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “forecast,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “intend,” “project” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of these factors are discussed in Item 2 of Part I of this Report under the caption “—Factors that May Influence Future Results and Results Anticipated by Forward-Looking Statements.” We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

UNITED RENTALS

United Rentals is the largest equipment rental company in the world. We offer for rent over 600 types of equipment—everything from heavy machines to hand tools—through our network of more than 750 rental locations in the United States, Canada and Mexico. Our customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others. In 2001, we served more than 1.4 million customers and generated revenues of $2.9 billion.

Our fleet of rental equipment, the largest in the world, includes over 500,000 units having an original purchase price of approximately $3.6 billion. The fleet includes:

•	General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earth moving equipment, material handling equipment, compressors, pumps and generators;

•	Aerial work platforms, such as scissor lifts and boom lifts;

•	Tools and light equipment, such as power washers, water pumps, heaters and hand tools;

•	Traffic control equipment, such as barricades, cones, warning lights, message boards and pavement marking systems; and

•	Trench safety equipment for below ground work, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment.

In addition to renting equipment, we sell used rental equipment, act as a dealer for new equipment and sell related merchandise, parts and service.

Industry Background

We estimate that the U.S. equipment rental industry has grown from approximately $6.5 billion in annual rental revenues in 1990 to about $25 billion in 2001, representing a compound annual growth rate of approximately 12.9%. We believe that long-term industry growth, in addition to reflecting general economic expansion, is being driven by the increasing recognition by equipment users of the many advantages that equipment rental may offer compared with ownership. They recognize that by renting they can:

•	avoid the large capital investment required for equipment purchases;

•	access a broad selection of equipment and select the equipment best suited for each particular job;

•	reduce storage and maintenance costs; and

•	access the latest technology without investing in new equipment.

While the construction industry has to date been the principal user of rental equipment, industrial companies, utilities and others are increasingly using rental equipment for plant maintenance, plant turnarounds and other functions requiring the periodic use of equipment. The market for rental equipment is also benefiting from increased government funding for infrastructure projects.

Competitive Advantages

We believe that we benefit from the following competitive advantages:

Large and Diverse Rental Fleet.    Our rental fleet is the largest and most comprehensive in the industry, which allows us to:

•	attract customers by providing “one-stop” shopping;

•	serve a diverse customer base and reduce our dependence on any particular customer or group of customers; and

•	serve customers that require substantial quantities and/or wide varieties of equipment.

Significant Purchasing Power.    We purchase large amounts of equipment, merchandise and other items, which enables us to negotiate favorable pricing, warranty and other terms with our vendors.

Operating Efficiencies.    We benefit from the following operating efficiencies:

Equipment Sharing Among Branches.    We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Each branch within a cluster can access all available equipment in the cluster area. This increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. In the second quarter of 2002, the sharing of equipment among branches accounted for approximately 11.9%, or $66 million, of our total rental revenue.

Ability to Transfer Equipment to Other Branches.    The size of our branch network gives us the ability to take advantage of strength at a particular branch or in a particular region by permanently transferring underutilized equipment from weaker to stronger areas.

Consolidation of Common Functions.    We reduce costs through the consolidation of functions that are common to our more than 750 branches, such as payroll, accounts payable and credit and collection, into 17 credit offices and three service centers.

State-of-the-Art Information Technology Systems.    We have state-of-the-art information technology systems that facilitate our ability to make rapid and informed decisions, respond quickly to changing market conditions, and share equipment among branches. We have an in-house team of approximately 100 information technology specialists that supports our systems.

National Account Program.    Our National Account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. Our National Account team serves approximately 1,700 National Account customers.

Geographic and Customer Diversity.    We have more than 750 branches in 47 states, seven Canadian provinces and Mexico and serve customers that range from Fortune 500 companies to small companies and homeowners. In 2001, we served more than 1.4 million customers and our top ten customers accounted for less than 3% of our revenues. We believe that our geographic and customer diversity provide us with many advantages including: (1) enabling us to better serve National Account customers with multiple locations, (2) helping us achieve favorable resale prices for used equipment by giving us access to resale markets across North America and by allowing us to market used equipment directly to end-user customers, (3) reducing our dependence on any particular customer and (4) reducing the impact that fluctuations in regional economic conditions have on our overall financial performance.

Risk Management and Safety Programs.    We believe that we have one of the most comprehensive risk management and safety programs in the industry. Our risk management department is staffed by 41 experienced professionals and is responsible for implementing our safety programs and procedures, developing our employee and customer training programs and managing any claims against us.

Strong and Motivated Branch Management.    Each of our branches has a full-time branch manager who is supervised by one of our 61 district managers and nine regional vice presidents. We believe that our managers are among the most knowledgeable and experienced in the industry, and we empower them—within budgetary guidelines—to make day-to-day decisions concerning branch matters. Senior management closely tracks branch, district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews. The compensation of branch managers and other branch personnel is linked to their branch’s financial performance and return on assets. This incentivizes branch personnel to control costs, optimize pricing, share equipment with other branches and manage their fleet efficiently.

UNITED RENTALS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30 2002	December 31 2001
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$23,952	$27,326
Accounts receivable, net of allowance for doubtful accounts of $47,937 in 2002 and $47,744 in 2001	499,482	450,273
Inventory	107,071	85,764
Prepaid expenses and other assets	160,621	133,217
Rental equipment, net	1,868,775	1,747,182
Property and equipment, net	415,302	410,053
Goodwill	1,964,815	2,199,774
Other intangible assets, net	7,816	7,927

	$5,047,834	$5,061,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$252,655	$204,773
Debt	2,653,075	2,459,522
Deferred taxes	255,662	297,024
Accrued expenses and other liabilities	134,274	174,687

Total liabilities	3,295,666	3,136,006
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust	283,250	300,000
Stockholders’ equity:
Preferred stock—$.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$300,000 liquidation preference, 300,000 shares issued and outstanding	3	3
Series D perpetual convertible preferred stock—$150,000 liquidation preference, 150,000 shares issued and outstanding	2	2
Common stock—$.01 par value, 500,000,000 shares authorized, 76,531,071 shares issued and outstanding in 2002 and 73,361,407 in 2001	765	734
Additional paid-in capital	1,309,804	1,243,586
Deferred compensation	(58,906)	(55,794)
Retained earnings	237,465	467,106
Accumulated other comprehensive loss	(20,215)	(30,127)

Total stockholders’ equity	1,468,918	1,625,510

	$5,047,834	$5,061,516

The accompanying notes are an integral part of these consolidated financial statements.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2002	2001	2002	2001
	(In thousands, except per share data)
Revenues:
Equipment rentals	$997,881	$1,043,750	$551,593	$582,368
Sales of rental equipment	93,773	72,239	54,643	33,117
Sales of equipment and merchandise and other revenues	252,070	271,128	138,523	152,528

Total revenues	1,343,724	1,387,117	744,759	768,013
Cost of revenues:
Cost of equipment rentals, excluding depreciation	510,388	500,136	274,826	270,103
Depreciation of rental equipment	158,610	158,354	80,560	81,553
Cost of rental equipment sales	60,984	42,381	35,852	19,305
Cost of equipment and merchandise sales and other operating costs	181,272	197,616	100,259	110,989

Total cost of revenues	911,254	898,487	491,497	481,950

Gross profit	432,470	488,630	253,262	286,063
Selling, general and administrative expenses	205,020	221,715	106,525	112,822
Restructuring charge		28,922		28,922
Non-rental depreciation and amortization	27,738	53,238	13,854	27,131

Operating income	199,712	184,755	132,883	117,188
Interest expense	97,515	114,589	47,532	57,059
Preferred dividends of a subsidiary trust	9,299	9,750	4,605	4,875
Other (income) expense, net	(3,328)	6,935	(3,048)	7,605

Income before provision for income taxes, extraordinary item and cumulative effect of change in accounting principle	96,226	53,481	83,794	47,649
Provision for income taxes	37,528	25,134	32,680	22,714

Income before extraordinary item and cumulative effect of change in accounting principle	58,698	28,347	51,114	24,935
Extraordinary item, net of tax benefit of $6,759		11,317		11,317
Cumulative effect of change in accounting principle, net of tax benefit of $60,529	(288,339)

Net income	$(229,641)	$17,030	$51,114	$13,618

Earnings per share—basic:
Income before extraordinary item and cumulative effect of change in accounting principle	$0.78	$0.40	$0.67	$0.35
Extraordinary item, net		0.16		0.16
Cumulative effect of change in accounting principle, net	(3.84)

Net income	$(3.06)	$0.24	$0.67	$0.19

Earnings per share—diluted:
Income before extraordinary item and cumulative effect of change in accounting principle	$0.59	$0.31	$0.51	$0.26
Extraordinary item, net		0.13		0.12
Cumulative effect of change in accounting principle, net	(2.92)

Net income	$(2.33)	$0.18	$0.51	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Comprehensive Loss	Accumulated Other Comprehensive Loss
			Number of Shares	Amount
	(In thousands)
Balance, December 31, 2001	$3	$2	73,361	$734	$1,243,586	$(55,794)	$467,106		$(30,127)
Comprehensive income:
Net loss							(229,641)	$(229,641)
Other comprehensive income:
Foreign currency translation adjustments								9,788	9,788
Derivatives qualifying as hedges, net of tax								124	124

Comprehensive loss								$(219,729)

Issuance of common stock under deferred compensation plans			339	3	8,634	(8,637)
Amortization of deferred compensation						5,525
Exercise of common stock options			3,740	37	76,351
Common stock repurchased and retired			(1,066)	(11)	(26,715)
Convertible debt converted to common stock			157	2	2,678
Liquidation preference in excess of amounts paid for Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust					5,270

Balance, June 30, 2002	$3	$2	76,531	$765	$1,309,804	$(58,906)	$237,465		$(20,215)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2002	2001
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(229,641)	$17,030
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	186,348	211,592
Gain on sales of rental equipment	(32,789)	(29,858)
Deferred taxes	31,796	17,427
Amortization of deferred compensation	5,525	1,394
Extraordinary item		18,076
Restructuring charge		10,893
Cumulative effect of change in accounting principle	288,339
Changes in operating assets and liabilities:
Accounts receivable	(47,884)	(20,853)
Inventory	(13,131)	19,355
Prepaid expenses and other assets	(14,629)	(50,663)
Accounts payable	47,869	51,567
Accrued expenses and other liabilities	(52,427)	52,495

Net cash provided by operating activities	169,376	298,455
Cash Flows From Investing Activities:
Purchases of rental equipment	(303,892)	(303,281)
Purchases of property and equipment	(21,564)	(31,426)
Proceeds from sales of rental equipment	93,773	72,239
Deposits on rental equipment purchases	(14,375)
In-process acquisition costs	(554)	(2,140)
Purchases of other companies	(160,307)	(37,801)

Net cash used in investing activities	(406,919)	(302,409)
Cash Flows From Financing Activities:
Proceeds from debt	240,437	1,979,155
Payments of debt	(41,085)	(1,926,282)
Payments of financing costs	(524)	(27,118)
Proceeds from the exercise of common stock options	63,759	8,156
Common shares repurchased and retired	(26,726)	(24,758)
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust repurchased and retired	(11,480)

Net cash provided by financing activities	224,381	9,153
Effect of foreign exchange rates	9,788	(3,448)

Net increase (decrease) in cash and cash equivalents	(3,374)	1,751
Cash and cash equivalents at beginning of period	27,326	34,384

Cash and cash equivalents at end of period	$23,952	$36,135

Supplemental disclosure of cash flow information:
Cash paid for interest	$107,649	$110,023
Cash paid for income taxes, net of refunds	$1,899	$719

Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$168,758	$5,457
Liabilities assumed	(10,032)	(1,036)
Less:
Amounts paid through issuance of debt		(600)

	158,726	3,821
Due to seller payments	1,581	33,980

Net cash paid	$160,307	$37,801

The accompanying notes are an integral part of these consolidated financial statements.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30 2002	December 31 2001
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$23,952	$27,326
Accounts receivable, net of allowance for doubtful accounts of $47,937 in 2002 and $47,744 in 2001	499,482	450,273
Inventory	107,071	85,764
Prepaid expenses and other assets	151,968	124,398
Rental equipment, net	1,868,775	1,747,182
Property and equipment, net	386,935	383,260
Goodwill	1,964,815	2,199,774
Other intangible assets, net	7,816	7,927

	$5,010,814	$5,025,904

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable	$252,655	$204,773
Debt	2,653,075	2,459,522
Deferred taxes	255,662	297,024
Accrued expenses and other liabilities	146,153	166,154

Total liabilities	3,307,545	3,127,473
Commitments and contingencies
Stockholder’s equity:
Common stock—$.01 par value, 3,000 shares authorized, 1,000 shares issued and outstanding
Additional paid-in capital	1,581,837	1,518,078
Retained earnings	141,647	410,480
Accumulated other comprehensive loss	(20,215)	(30,127)

Total stockholder’s equity	1,703,269	1,898,431

	$5,010,814	$5,025,904

The accompanying notes are an integral part of these consolidated financial statements.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2002	2001	2002	2001
	(In thousands)
Revenues:
Equipment rentals	$997,881	$1,043,750	$551,593	$582,368
Sales of rental equipment	93,773	72,239	54,643	33,117
Sales of equipment and merchandise and other revenues	252,070	271,128	138,523	152,528

Total revenues	1,343,724	1,387,117	744,759	768,013
Cost of revenues:
Cost of equipment rentals, excluding depreciation	510,388	500,136	274,826	270,103
Depreciation of rental equipment	158,610	158,354	80,560	81,553
Cost of rental equipment sales	60,984	42,381	35,852	19,305
Cost of equipment and merchandise sales and other operating costs	181,272	197,616	100,259	110,989

Total cost of revenues	911,254	898,487	491,497	481,950

Gross profit	432,470	488,630	253,262	286,063
Selling, general and administrative expenses	205,020	221,715	106,525	112,822
Restructuring charge		28,922		28,922
Non-rental depreciation and amortization	23,409	48,952	11,654	24,909

Operating income	204,041	189,041	135,083	119,410
Interest expense	97,515	114,589	47,532	57,059
Other (income) expense, net	(3,328)	6,935	(3,048)	7,605

Income before provision for income taxes, extraordinary item and cumulative effect of change in accounting principle	109,854	67,517	90,599	54,746
Provision for income taxes	42,843	31,404	35,334	26,104

Income before extraordinary item and cumulative effect of change in accounting principle	67,011	36,113	55,265	28,642
Extraordinary item, net of tax benefit of $6,759		11,317		11,317
Cumulative effect of change in accounting principle, net of tax benefit of $60,529	(288,339)

Net income	$(221,328)	$24,796	$55,265	$17,325

The accompanying notes are an integral part of these consolidated financial statements.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Comprehensive Loss	Accumulated Other Comprehensive Loss
	(In thousands, except share data)
Balance, December 31, 2001	1,000		$1,518,078	$410,480		$(30,127)
Comprehensive income:
Net loss				(221,328)	$(221,328)
Other comprehensive income:
Foreign currency translation adjustments					9,788	9,788
Derivatives qualifying as hedges, net of tax					124	124

Comprehensive loss					$(211,416)

Contributed capital from parent			63,759
Dividend distributions to parent				(47,505)

Balance, June 30, 2002	1,000		$1,581,837	$141,647		$(20,215)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2002	2001
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(221,328)	$24,796
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	182,019	207,306
Gain on sales of rental equipment	(32,789)	(29,858)
Deferred taxes	31,796	17,427
Extraordinary item		18,076
Restructuring charge		10,893
Cumulative effect of change in accounting principle	288,339
Changes in operating assets and liabilities:
Accounts receivable	(47,884)	(20,853)
Inventory	(13,131)	19,355
Prepaid expenses and other assets	(11,100)	(43,429)
Accounts payable	47,869	51,567
Accrued expenses and other liabilities	(47,324)	46,583

Net cash provided by operating activities	176,467	301,863

Cash Flows From Investing Activities:
Purchases of rental equipment	(303,892)	(303,281)
Purchases of property and equipment	(19,910)	(27,224)
Proceeds from sales of rental equipment	93,773	72,239
Deposits on rental equipment purchases	(14,375)
Purchases of other companies	(160,307)	(37,801)

Net cash used in investing activities	(404,711)	(296,067)

Cash Flows From Financing Activities:
Proceeds from debt	240,437	1,979,155
Payments of debt	(41,085)	(1,926,282)
Payments of financing costs	(524)	(27,118)
Capital contributions by parent	63,759	8,156
Dividend distributions to parent	(47,505)	(34,508)

Net cash provided by (used in) financing activities	215,082	(597)
Effect of foreign exchange rates	9,788	(3,448)

Net increase (decrease) in cash and cash equivalents	(3,374)	1,751
Cash and cash equivalents at beginning of period	27,326	34,384

Cash and cash equivalents at end of period	$23,952	$36,135

Supplemental disclosure of cash flow information:
Cash paid for interest	$98,350	$100,273
Cash paid for income taxes, net of refunds	$1,899	$719

Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$168,758	$5,457
Liabilities assumed	(10,032)	(1,036)
Less:
Amounts paid through issuance of debt		(600)

	158,726	3,821
Due to seller payments	1,581	33,980

Net cash paid	$160,307	$37,801

The accompanying notes are an integral part of these consolidated financial statements.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

General

United Rentals, Inc., is principally a holding company (“Holdings” or the “Company”) and conducts its operations primarily through its wholly owned subsidiary United Rentals (North America), Inc. (“URI”) and subsidiaries of URI. Separate footnote information is not presented for the financial statements of URI and subsidiaries as that information is substantially equivalent to that presented below. Earnings per share data is not provided for the operating results of URI and its subsidiaries as they are wholly owned subsidiaries of Holdings.

The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the six and three month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The Consolidated Financial Statements included herein should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Impact of Recently Issued Accounting Standards

The Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. This standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. Under this standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests on a reporting unit level. Other intangible assets are being amortized over their estimated useful lives. The reporting units for the Company are its reporting branches. Upon adoption, the Company performed a transitional impairment test on its reporting units. As a result of this transitional impairment test, the Company recorded an impairment charge of approximately $288.3 million, net of tax benefit, as a cumulative effect of change in accounting principle in the first quarter of 2002. See Note 3 for further detail on the Company’s goodwill and other intangible assets.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Standard rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Standard also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Standard amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency related to the required accounting for sale-leaseback transactions and certain lease modifications. This Standard also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Upon the adoption of this Standard, effective for fiscal years beginning after May 15, 2002, the Company will be required to reclassify a pre-tax extraordinary loss of approximately $18.1 million recognized during the second

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter of 2001 to income from continuing operations. The adoption of the remaining provisions of SFAS No. 145 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Standard addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Standard nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This Standard is effective for exit or disposal activities initiated after December 31, 2002.

Reclassifications

Certain prior year balances have been reclassified to conform to the 2002 presentation.

2.    Acquisitions

During the six months ended June 30, 2002 and the year ended December 31, 2001, the Company completed two acquisitions and three acquisitions, respectively, that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company’s results of operations from their respective acquisition dates.

On June 30, 2002, the Company acquired 35 rental locations from National Equipment Services, Inc. for approximately $110.6 million in cash, which was determined based primarily on the number of locations acquired and their financial performance. The acquisition of these rental locations was made to complement the Company’s existing network of rental locations. The results of operations of the acquisition are included in the Company’s statement of operations as of the date of acquisition.

The purchase prices for such acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values at their respective acquisition dates. However, the Company has not completed its valuation of all of its purchases and, accordingly, the purchase price allocations are subject to change when additional information concerning asset and liability valuations are completed. The preliminary purchase price allocations that are subject to change primarily consist of rental and non-rental equipment valuations. These allocations are finalized within 12 months of the acquisition date and are not expected to result in significant differences between the preliminary and final allocations.

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the six and three months ended June 30, 2002 and 2001 as though each acquisition which was consummated during the period January 1, 2001 to June 30, 2002 as mentioned above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company’s 2001 Annual Report on Form 10-K was made on January 1, 2001 (in thousands, except per share data):

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30		Three Months Ended June 30
	2002	2001	2002	2001
Revenues	$1,374,588	$1,448,175	$756,886	$799,887
Income before extraordinary item and cumulative effect of change in accounting principle	$59,083	$28,302	$50,894	$25,554
Net income (loss)	$(229,256)	$16,985	$50,894	$14,237

Basic earnings per share before extraordinary item and cumulative effect of change in accounting principle	$0.79	$0.40	$0.67	$0.36

Basic earnings (loss) per share	$(3.06)	$0.24	$0.67	$0.20

Diluted earnings per share before extraordinary item and cumulative effect of change in accounting principle	$0.60	$0.30	$0.51	$0.27

Diluted earnings (loss) per share	$(2.32)	$0.18	$0.51	$0.15

The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

3.    Goodwill and Other Intangible Assets

Changes in the Company’s carrying amount of goodwill for the first six months of 2002 are as follows (in thousands):

Balance at December 31, 2001	$2,199,774
Transitional impairment loss	(348,868)
Foreign currency translation and other adjustments	7,776
Goodwill related to acquisitions	106,133

Balance at June 30, 2002	$1,964,815

The Company’s reporting units are its reporting branches. The transitional impairment loss recorded during the first quarter of 2002 upon the adoption of SFAS No. 142 related to certain branches that decreased in value. The factors that negatively affected the values of these branches included some or all of the following: an increase in competition; being situated in markets where general economic activity or construction activity softened; and operational weakness. The fair values of the Company’s reporting units were based upon valuation techniques using multiples of earnings and revenues.

The Company is required to continue to review its goodwill for impairment at least annually. The next review, as required by SFAS No. 142, will take place in the fourth quarter of 2002. The fair value of the Company’s goodwill may be negatively affected by a number of factors, including: (i) the decline in the valuation of branch locations, (ii) continued weakness in construction activity, (iii) operational weakness at some branches and (iv) increased competition for some branches. As a result, the Company may be required to write off additional goodwill during the fourth quarter of 2002. The magnitude of any future write-off will depend on conditions at the time the next impairment analysis is conducted and may be significant.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Any future write-off of goodwill would be a non-cash expense that would be recorded as “goodwill impairment” expense on the Company’s statements of operations. The Company’s operating income, net income and stockholders’ equity would be reduced by the amount of any such write-off and, consequently, a significant write-off would have a material adverse affect on the Company’s results of operations and stockholders’ equity.

The reconciliation of previously reported net income and earnings per share to adjusted net income and earnings per share excluding goodwill amortization is as follows (in thousands, except per share data):

	Six Months Ended June 30		Three Months Ended June 30
	2002	2001	2002	2001
Income before extraordinary item and cumulative effect of change in accounting principle	$58,698	$28,347	$51,114	$24,935
Goodwill amortization expense, net of tax		21,809		12,486

Adjusted income before extraordinary item and cumulative effect of change in accounting principle	$58,698	$50,156	$51,114	$37,421

Net income (loss)	$(229,641)	$17,030	$51,114	$13,618
Goodwill amortization expense, net of tax		21,809		12,486

Adjusted net income (loss)	$(229,641)	$38,839	$51,114	$26,104

Earnings per share—basic:
Income before extraordinary item and cumulative effect of change in accounting principle	$0.78	$0.40	$0.67	$0.35
Goodwill amortization expense, net of tax		0.39		0.21

Adjusted income before extraordinary item and cumulative effect of change in accounting principle	$0.78	$0.79	$0.67	$0.56

Net income (loss)	$(3.06)	$0.24	$0.67	$0.19
Goodwill amortization expense, net of tax		0.39		0.21

Adjusted net income (loss)	$(3.06)	$0.63	$0.67	$0.40

Earnings per share—diluted:
Income before extraordinary item and cumulative effect of change in accounting principle	$0.59	$0.31	$0.51	$0.26
Goodwill amortization expense, net of tax		0.23		0.14

Adjusted income before extraordinary item and cumulative effect of change in accounting principle	$0.59	$0.54	$0.51	$0.40

Net income (loss)	$(2.33)	$0.18	$0.51	$0.14
Goodwill amortization expense, net of tax		0.24		0.14

Adjusted net income (loss)	$(2.33)	$0.42	$0.51	$0.28

Other intangible assets consist of non-compete agreements and are amortized over periods ranging from three to eight years. The cost of other intangible assets and the related accumulated amortization as of June 30, 2002 were $17.3 million and $9.5 million, respectively. Amortization expense of other intangible assets was $1.6 million for the first six months of 2002.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2002, estimated amortization expense of other intangible assets for the remainder of 2002 and for each of the next five years is as follows (in thousands):

Remainder of 2002	$1,676
2003	3,140
2004	1,685
2005	632
2006	383
2007	193
Thereafter	107

$7,816

4.    Restructuring Charge

During the second quarter of 2001, the Company recorded a restructuring charge of approximately $28.9 million. The charge primarily relates to the closure or consolidation of 31 underperforming branches and five administrative offices, a reduction in the Company’s workforce by 489 and the abandonment of certain information technology projects. Of the remaining $7.0 million of this charge as of December 31, 2001, amounts paid in the first six months of 2002 were approximately $3.4 million. Of the remaining $3.6 million of this charge as of June 30, 2002, the Company estimates approximately $2.0 million will be paid by December 31, 2002 and approximately $1.6 million will be paid in future periods.

Components of the restructuring charge are as follows:

	Balance December 31 2001	Activity in 2002	Balance June 30 2002
	(In thousands)
Costs to vacate facilities	$3,538	$1,707	$1,831
Workforce reduction costs	2,055	1,178	877
Information technology costs	1,417	539	878

	$7,010	$3,424	$3,586

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Six Months Ended June 30		Three Months Ended June 30
	2002	2001	2002	2001
Numerator:
Income before extraordinary item and cumulative effect of change in accounting principle	$58,698	$28,347	$51,114	$24,935
Denominator:
Denominator for basic earnings per share— weighted-average shares	74,978	71,026	76,417	71,318
Effect of dilutive securities:
Employee stock options	2,307	1,850	2,117	2,404
Warrants	4,390	3,056	4,461	3,433
Series A perpetual convertible preferred stock		12,000		12,000
Series B perpetual convertible preferred stock		5,000		5,000
Series C perpetual convertible preferred stock	12,000		12,000
Series D perpetual convertible preferred stock	5,000		5,000

Denominator for diluted earnings per share— adjusted weighted-average shares	98,675	92,932	99,995	94,155

Earnings per share—basic:
Income before extraordinary item and cumulative effect of change in accounting principle	$0.78	$0.40	$0.67	$0.35
Extraordinary item, net		0.16		0.16
Cumulative effect of change in accounting principle, net	(3.84)

Net income (loss)	$(3.06)	$0.24	$0.67	$0.19

Earnings per share—diluted:
Income before extraordinary item and cumulative effect of change in accounting principle	$0.59	$0.31	$0.51	$0.26
Extraordinary item, net		0.13		0.12
Cumulative effect of change in accounting principle, net	(2.92)

Net income (loss)	$(2.33)	$0.18	$0.51	$0.14

6.    Comprehensive Income

The following table sets forth the Company’s comprehensive income (loss) (in thousands):

	Six Months Ended June 30		Three Months Ended June 30
	2002	2001	2002	2001
Net income (loss)	$(229,641)	$17,030	$51,114	$13,618
Other comprehensive income (loss):
Foreign currency translation adjustment	9,788	(3,448)	10,214	8,565
Cumulative effect on equity of adopting SFAS No. 133, net of tax		(2,516)
Derivatives qualifying as hedges, net of tax	124	(1,813)	(1,042)	627

Comprehensive income (loss)	$(219,729)	$9,253	$60,286	$22,810

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

Certain indebtedness of URI, a wholly owned subsidiary of Holdings (the “Parent”), is guaranteed by URI’s United States subsidiaries (the “guarantor subsidiaries”) and, in certain cases, also by Parent. However, this indebtedness is not guaranteed by URI’s foreign subsidiaries (the “non-guarantor subsidiaries”). The guarantor subsidiaries are all wholly-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of June 30, 2002 and December 31, 2001, and for the six and three months ended June 30, 2002 and 2001, are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2002

	Parent	URI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
ASSETS
Cash and cash equivalents			$19,902	$4,050		$23,952
Accounts receivable, net		$28,605	440,995	29,882		499,482
Intercompany receivable (payable)		371,639	(199,703)	(171,936)
Inventory		43,639	58,376	5,056		107,071
Prepaid expenses and other assets		57,206	93,479	1,283	$8,653	160,621
Rental equipment, net		990,291	745,971	132,513		1,868,775
Property and equipment, net	$28,367	136,113	233,873	16,949		415,302
Investment in subsidiaries	1,723,801	2,332,231			(4,056,032)
Intangible assets, net		523,044	1,322,045	127,542		1,972,631

	$1,752,168	$4,482,768	$2,714,938	$145,339	$(4,047,379)	$5,047,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable		$69,042	$164,972	$18,641		$252,655
Debt	$283,250	2,379,290	211,084	62,701	$(283,250)	2,653,075
Deferred taxes		255,612	50			255,662
Accrued expenses and other liabilities		81,683	51,118	13,352	(11,879)	134,274

Total liabilities	283,250	2,785,627	427,224	94,694	(295,129)	3,295,666
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust					283,250	283,250
Stockholders’ equity:
Preferred stock	5					5
Common stock	765					765
Additional paid-in capital	1,309,804	1,562,414	1,901,940	68,394	(3,532,748)	1,309,804
Deferred compensation	(58,906)					(58,906)
Retained earnings	237,465	141,647	385,774	(4,454)	(522,967)	237,465
Accumulated other comprehensive loss	(20,215)	(6,920)		(13,295)	20,215	(20,215)

Total stockholders’ equity	1,468,918	1,697,141	2,287,714	50,645	$(4,035,500)	1,468,918

	$1,752,168	$4,482,768	$2,714,938	$145,339	$(4,047,379)	$5,047,834

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2001

	Parent	URI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
ASSETS
Cash and cash equivalents		$6,385	$19,798	$1,143		$27,326
Accounts receivable, net		7,142	418,260	24,871		450,273
Intercompany receivable (payable)		89,612	39,548	(129,160)
Inventory		36,335	46,410	3,019		85,764
Prepaid expenses and other assets		57,764	64,699	1,935	$8,819	133,217
Rental equipment, net		885,442	744,969	116,771		1,747,182
Property and equipment, net	$26,793	135,240	231,508	16,512		410,053
Investment in subsidiaries	1,904,000	2,414,710			(4,318,710)
Intangible assets, net		855,360	1,231,121	121,220		2,207,701

	$1,930,793	$4,487,990	$2,796,313	$156,311	$(4,309,891)	$5,061,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable		$38,436	$155,029	$11,308		$204,773
Debt	$300,000	2,193,380	203,896	62,246	$(300,000)	2,459,522
Deferred income taxes		296,974	50			297,024
Accrued expenses and other liabilities	5,283	57,108	96,793	12,253	3,250	174,687

Total liabilities	305,283	2,585,898	455,768	85,807	(296,750)	3,136,006
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust					300,000	300,000
Stockholders’ equity:
Preferred stock	5					5
Common stock	734					734
Additional paid-in capital	1,243,586	1,498,655	1,840,604	65,970	(3,405,229)	1,243,586
Deferred compensation	(55,794)					(55,794)
Retained earnings	467,106	410,480	499,941	27,618	(938,039)	467,106
Accumulated other comprehensive loss	(30,127)	(7,043)		(23,084)	30,127	(30,127)

Total stockholders’ equity	1,625,510	1,902,092	2,340,545	70,504	(4,313,141)	1,625,510

	$1,930,793	$4,487,990	$2,796,313	$156,311	$(4,309,891)	$5,061,516

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Six Months Ended June 30, 2002
	Parent	URI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$427,839	$521,964	$48,078		$997,881
Sales of rental equipment		57,031	27,861	8,881		93,773
Sales of equipment and merchandise and other revenues		121,587	116,528	13,955		252,070

Total revenues		606,457	666,353	70,914		1,343,724
Cost of revenues:
Cost of equipment rentals, excluding depreciation		196,905	288,408	25,075		510,388
Depreciation of rental equipment		73,368	75,077	10,165		158,610
Cost of rental equipment sales		36,474	18,962	5,548		60,984
Cost of equipment and merchandise sales and other operating costs		90,128	80,928	10,216		181,272

Total cost of revenues		396,875	463,375	51,004		911,254

Gross profit		209,582	202,978	19,910		432,470
Selling, general and administrative expenses		90,538	101,896	12,586		205,020
Non-rental depreciation and amortization	$4,329	11,771	10,287	1,351		27,738

Operating income (loss)	(4,329)	107,273	90,795	5,973		199,712
Interest expense	9,299	87,591	7,534	2,390	$(9,299)	97,515
Preferred dividends of a subsidiary trust					9,299	9,299
Other (income) expense, net		813	(4,838)	697		(3,328)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(13,628)	18,869	88,099	2,886		96,226
Provision (benefit) for income taxes	(5,315)	7,360	34,188	1,295		37,528

Income (loss) before cumulative effect of change in accounting principle and equity in net earnings of subsidiaries	(8,313)	11,509	53,911	1,591		58,698
Cumulative effect of change in accounting principle		(86,598)	(168,078)	(33,663)		(288,339)

Loss before equity in net earnings of subsidiaries	(8,313)	(75,089)	(114,167)	(32,072)		(229,641)
Equity in net earnings of subsidiaries	(221,328)	(146,239)			367,567

Net loss	$(229,641)	$(221,328)	$(114,167)	$(32,072)	$367,567	$(229,641)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Six Months Ended June 30, 2001
	Parent	URI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$446,995	$549,950	$46,805		$1,043,750
Sales of rental equipment		33,722	32,104	6,413		72,239
Sales of equipment and merchandise and other revenues		127,949	128,094	15,085		271,128

Total revenues		608,666	710,148	68,303		1,387,117
Cost of revenues:
Cost of equipment rentals, excluding depreciation		191,408	284,455	24,273		500,136
Depreciation of rental equipment		77,870	70,337	10,147		158,354
Cost of rental equipment sales		21,190	17,387	3,804		42,381
Cost of equipment and merchandise sales and other operating costs		95,705	90,819	11,092		197,616

Total cost of revenues		386,173	462,998	49,316		898,487

Gross profit		222,493	247,150	18,987		488,630
Selling, general and administrative expenses		94,457	114,886	12,372		221,715
Restructuring charge		28,922				28,922
Non-rental depreciation and amortization	$4,286	20,291	25,725	2,936		53,238

Operating income (loss)	(4,286)	78,823	106,539	3,679		184,755
Interest expense	9,750	107,825	6,046	718	$(9,750)	114,589
Preferred dividends of a subsidiary trust					9,750	9,750
Other (income) expense, net		14,725	(8,853)	1,063		6,935

Income (loss) before provision (benefit) for income taxes and extraordinary item	(14,036)	(43,727)	109,346	1,898		53,481
Provision (benefit) for income taxes	(6,270)	(14,763)	45,379	788		25,134

Income before extraordinary item and equity in net earnings of subsidiaries	(7,766)	(28,964)	63,967	1,110		28,347
Extraordinary item		11,317				11,317

Income (loss) before equity in net earnings of subsidiaries	(7,766)	(40,281)	63,967	1,110		17,030
Equity in net earnings of subsidiaries	24,796	65,077			(89,873)

Net income	$17,030	$24,796	$63,967	$1,110	$(89,873)	$17,030

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2002
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$231,986	$291,476	$28,131		$551,593
Sales of rental equipment		27,750	22,502	4,391		54,643
Sales of equipment and merchandise and other revenues		64,439	65,862	8,222		138,523

Total revenues		324,175	379,840	40,744		744,759
Cost of revenues:
Cost of equipment rentals, excluding depreciation		101,062	160,193	13,571		274,826
Depreciation of rental equipment		37,924	37,399	5,237		80,560
Cost of rental equipment sales		17,950	15,152	2,750		35,852
Cost of equipment and merchandise sales and other operating costs		48,290	45,882	6,087		100,259

Total cost of revenues		205,226	258,626	27,645		491,497

Gross profit		118,949	121,214	13,099		253,262
Selling, general and administrative expenses		46,673	53,158	6,694		106,525
Non-rental depreciation and amortization	$2,200	5,878	5,085	691		13,854

Operating income (loss)	(2,200)	66,398	62,971	5,714		132,883
Interest expense	4,605	42,570	3,803	1,159	$(4,605)	47,532
Preferred dividends of a subsidiary trust					4,605	4,605
Other (income) expense, net		(1,635)	(1,728)	315		(3,048)

Income (loss) before provision (benefit) for income taxes	(6,805)	25,463	60,896	4,240		83,794
Provision (benefit) for income taxes	(2,654)	9,931	23,495	1,908		32,680

Income (loss) before equity in net earnings of subsidiaries	(4,151)	15,532	37,401	2,332		51,114
Equity in net earnings of subsidiaries	55,265	39,733			(94,998)

Net income	$51,114	$55,265	$37,401	$2,332	$(94,998)	$51,114

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2001
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$239,522	$316,596	$26,250		$582,368
Sales of rental equipment		5,527	24,045	3,545		33,117
Sales of equipment and merchandise and other revenues		71,408	73,444	7,676		152,528

Total revenues		316,457	414,085	37,471		768,013
Cost of revenues:
Cost of equipment rentals, excluding depreciation		92,597	164,780	12,726		270,103
Depreciation of rental equipment		40,459	36,041	5,053		81,553
Cost of rental equipment sales		4,606	12,485	2,214		19,305
Cost of equipment and merchandise sales and other operating costs		53,033	52,311	5,645		110,989

Total cost of revenues		190,695	265,617	25,638		481,950

Gross profit		125,762	148,468	11,833		286,063
Selling, general and administrative expenses		46,208	60,278	6,336		112,822
Restructuring charge		28,922				28,922
Non-rental depreciation and amortization	$2,222	9,454	13,969	1,486		27,131

Operating income	(2,222)	41,178	74,221	4,011		117,188
Interest expense	4,875	50,978	5,610	471	$(4,875)	57,059
Preferred dividends of a subsidiary trust					4,875	4,875
Other (income) expense, net		8,525	(1,468)	548		7,605

Income (loss) before provision (benefit) for income taxes and extraordinary item	(7,097)	(18,325)	70,079	2,992		47,649
Provision (benefit) for income taxes	(3,390)	(4,221)	29,083	1,242		22,714

Income (loss) before extraordinary item and equity in net earnings of subsidiaries	(3,707)	(14,104)	40,996	1,750		24,935
Extraordinary item		11,317				11,317

Income (loss) before equity in net earnings of subsidiaries	(3,707)	(25,421)	40,996	1,750		13,618
Equity in net earnings of subsidiaries	17,325	42,746			(60,071)

Net income	$13,618	$17,325	$40,996	$1,750	$(60,071)	$13,618

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

	For the Six Months Ended June 30, 2002
	Parent	URI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(19,126)	$85,203	$83,823	$7,442	$12,034	$169,376
Cash flows from investing activities:
Purchases of rental equipment		(185,237)	(95,752)	(22,903)		(303,892)
Purchases of property and equipment	(1,653)	(4,443)	(14,712)	(756)		(21,564)
Proceeds from sales of rental equipment		57,031	27,861	8,881		93,773
Capital contributed to subsidiary	(63,759)				63,759
Purchases of other companies		(160,307)				(160,307)
Deposits on rental equipment purchases		(14,375)				(14,375)
In-process acquisition costs					(554)	(554)

Net cash used in investing activities	(65,412)	(307,331)	(82,603)	(14,778)	63,205	(406,919)
Cash flows from financing activities:
Proceeds from debt		238,141		2,296		240,437
Payments of debt		(38,128)	(1,116)	(1,841)		(41,085)
Payments of financing costs		(524)				(524)
Capital contributions by parent		63,759			(63,759)
Dividend distributions to parent		(47,505)			47,505
Common shares repurchased and retired	(26,726)					(26,726)
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust repurchased and retired					(11,480)	(11,480)
Proceeds from the exercise of common stock options	63,759					63,759
Proceeds from dividends from subsidiary	47,505				(47,505)

Net cash provided by (used in) financing activities	84,538	215,743	(1,116)	455	(75,239)	224,381
Effect of foreign exchange rates				9,788		9,788

Net increase (decrease) in cash and cash equivalents		(6,385)	104	2,907		(3,374)
Cash and cash equivalents at beginning of period		6,385	19,798	1,143		27,326

Cash and cash equivalents at end of period			$19,902	$4,050		$23,952

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,478	$88,130	$7,933	$2,108		$107,649
Cash paid for income taxes, net of refunds		$563		$1,336		$1,899
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired		$168,758				$168,758
Liabilities assumed		(10,032)				(10,032)

		158,726				158,726
Due to seller and other payments		1,581				1,581

Net cash paid		$160,307				$160,307

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

	For the Six Months Ended June 30, 2001
	Parent	URI	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(4,007)	$205,885	$78,440	$18,137		$298,455
Cash flows from investing activities:
Purchases of rental equipment		(199,566)	(89,546)	(14,169)		(303,281)
Purchases of property and equipment	(3,603)	(6,627)	(18,907)	(2,289)		(31,426)
Proceeds from sales of rental equipment		33,722	32,104	6,413		72,239
Capital contributed to subsidiary	(8,155)				$8,155
Purchases of other companies		(36,983)		(818)		(37,801)
In-process acquisition costs	(2,140)					(2,140)

Net cash used in investing activities	(13,898)	(209,454)	(76,349)	(10,863)	8,155	(302,409)
Cash flows from financing activities:
Proceeds from debt		1,979,144	11			1,979,155
Payments of debt		(1,922,168)	(1,249)	(2,865)		(1,926,282)
Payments of financing costs		(27,055)		(63)		(27,118)
Capital contributions by parent		8,155			(8,155)
Dividend distributions to parent		(34,507)			34,507
Shares repurchased and retired	(24,758)					(24,758)
Proceeds from the exercise of common stock options	8,156					8,156
Proceeds from the dividends from subsidiary	34,507				(34,507)

Net cash provided by (used in) financing activities	17,905	3,569	(1,238)	(2,928)	(8,155)	9,153
Effect of foreign exchange rates				(3,448)		(3,448)

Net decrease in cash and cash equivalents			853	898		1,751
Cash and cash equivalents at beginning of period			29,733	4,651		34,384

Cash and cash equivalents at end of period			$30,586	$5,549		$36,135

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,750	$94,892	$4,562	$819		$110,023
Cash paid for income taxes, net of refunds		$1,584		$(865)		$719
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired		$4,624		$833		$5,457
Liabilities assumed		(842)		(194)		(1,036)
Less:
Amounts paid through issuance of debt		(600)				(600)

		3,182		639		3,821
Due to seller and other payments		33,801		179		33,980

Net cash paid		$36,983		$818		$37,801

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reviews our operations for the six and three months ended June 30, 2002 and 2001 and should be read in conjunction with the Unaudited Consolidated Financial Statements and related Notes included herein and the Consolidated Financial Statements and related Notes included in our 2001 Annual Report on Form 10-K.

General

We are the largest equipment rental company in the world. Our revenues are divided into three categories:

•
Equipment rentals—This category includes our revenues from renting equipment. This category also includes related revenues such as the fees we charge for equipment delivery, fuel, repair of rental equipment and damage waivers.

•	Sales of rental equipment—This category includes our revenues from the sale of used rental equipment.

•
Sales of equipment and merchandise and other revenues—This category principally includes our revenues from the following sources: (i) the sale of new equipment, (ii) the sale of supplies and merchandise, (iii) repair services and the sale of parts for equipment owned by customers and (iv) the operations of our subsidiary that develops and markets software for use by equipment rental companies in managing and operating multiple branch locations.

Our cost of operations consists primarily of: (i) depreciation costs relating to the rental equipment that we own and lease payments for the rental equipment that we hold under operating leases, (ii) the cost of repairing and maintaining rental equipment, (iii) the cost of the items that we sell including new and used equipment and related parts, merchandise and supplies and (iv) personnel costs, occupancy costs and supply costs.

We record rental equipment expenditures at cost and depreciate equipment using the straight-line method over the estimated useful life (which ranges from two to ten years), after giving effect to an estimated salvage value of zero to ten percent of cost.

Selling, general and administrative expenses primarily include sales commissions, advertising and marketing expenses, management salaries, and clerical and administrative overhead.

Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements, (ii) the amortization of deferred financing costs and (iii) the amortization of goodwill and other intangible assets. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. As described below, effective January 1, 2002, we no longer amortize goodwill. Our other intangible assets are non-compete agreements.

Change in Accounting Treatment for Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” issued by the Financial Accountants Standards Board (“FASB”). Under this Standard, our goodwill, which we previously amortized over 40 years, will no longer be amortized. Our approximately $17.3 million of other intangible assets, which consist of non-compete agreements, will continue to be amortized over their contractual lives. Under the new accounting standard, we are required to periodically review our goodwill for impairment. In general, this means that we must determine whether the fair value of the goodwill, determined in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill and to treat this write-off as an expense. We completed our initial impairment analysis in the first quarter of 2002 and recorded a non-cash impairment charge, net of tax benefit, of $288.3 million. This charge is reflected on our consolidated statements of operations as “cumulative effect of change in accounting principle.”

We are required to continue to review our goodwill for impairment at least annually. The next review, as required by SFAS No. 142, will take place in the fourth quarter of 2002. The fair value of our goodwill may be negatively affected by a number of factors, including: (i) the decline in the valuation of our branch locations, (ii) continued weakness in construction activity which, as described above, negatively affects our earnings, (iii) operational weakness at some branches and (iv) increased competition for some branches. As a result, we may be required to write off additional goodwill during the fourth quarter of 2002. The magnitude of any future write-off will depend on conditions at the time the next impairment analysis is conducted and may be significant.

Any future write-off of goodwill would be a non-cash expense that would be recorded as “goodwill impairment” expense on our statements of operations. Our operating income, net income and stockholders’ equity would be reduced by the amount of any such write-off and, consequently, a significant write-off would have a material adverse affect on our results of operations and stockholders’ equity. For additional information, see Notes 1 and 3 to our Unaudited Consolidated Financial Statements included elsewhere in this Report.

Results of Operations

Six Months Ended June 30, 2002 and 2001

Revenues.    We had total revenues of $1,343.7 million in the first six months of 2002, representing a decrease of 3.1% from total revenues of $1,387.1 million in the first six months of 2001. The different components of our revenues are discussed below:

1.    Equipment Rentals.    Our revenues from equipment rentals were $997.9 million in the first six months of 2002, representing a decrease of 4.4% from $1,043.8 million in the first six months of 2001. These revenues accounted for 74.3% and 75.2% of our total revenues in 2002 and 2001, respectively. The decrease in rental revenues principally reflected the following:

•
Our rental revenues from locations open more than one year, or same store rental revenues, decreased by approximately 3.8%. This decrease reflected a 3.9% decrease in rental rates, which was partially offset by a 0.1% increase in the volume of rental transactions. The decrease in rental rates principally reflected continued weakness in non-residential construction spending.

•
We also lost revenues because we closed or consolidated a number of underperforming branches during 2001. These lost revenues were partially offset by additional revenues from start-ups and acquisitions.

2.    Sales of Rental Equipment.    Our revenues from the sale of rental equipment were $93.8 million in the first six months of 2002, representing a 29.9% increase from $72.2 million in the first six months of 2001. These revenues accounted for 7.0% of our total revenues in the first six months of 2002 compared with 5.2% in the first six months of 2001. The increase in these revenues in 2002 primarily reflected our decision to dispose of certain assets that were being underutilized principally due to the continued weakness in non-residential construction spending.

3.    Sales of Equipment and Merchandise and Other Revenues.    Our revenues from “sales of equipment and merchandise and other revenues” were $252.1 million in the first six months of 2002, representing a decrease of 7.0% from $271.1 million in the first six months of 2001. These revenues accounted for 18.8% of our total revenues in the first six months of 2002 compared with 19.5% of our total revenues in the first six months of 2001. The decrease in these revenues in the first six months of 2002 principally reflected a decrease in the volume of transactions.

Gross Profit.    Our gross profit decreased to $432.5 million in the first six months of 2002 from $488.6 million in the first six months of 2001. This decrease reflected the decrease in total revenues discussed above, as well as the decrease in gross profit margin described below from equipment rentals and the sales of rental equipment. Information concerning our gross profit margin by source of revenue is set forth below:

1.    Equipment Rentals.    Our gross profit margin from equipment rental revenues was 33.0% in the first six months of 2002 and 36.9% in the first six months of 2001. The decrease in 2002 principally reflected the decrease in rental rates described above.

2.    Sales of Rental Equipment.    Our gross profit margin from the sales of rental equipment was 35.0% in the first six months of 2002 and 41.3% in the first six months of 2001. The decrease in 2002 primarily reflected continued price weakness in the used equipment market.

3.    Sales of Equipment and Merchandise and Other Revenues.    Our gross profit margin from “sales of equipment and merchandise and other revenues” was 28.1% in the first six months of 2002 and 27.1% in the first six months of 2001. The increase in the gross profit margin in 2002 primarily reflected (i) a shift in mix which resulted in more of our sales being attributable to higher margin areas such as merchandise sales and providing services and (ii) lower costs resulting from our ongoing efforts to consolidate our suppliers.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses (“SG&A”) were $205.0 million, or 15.3% of total revenues, during the first six months of 2002 and $221.7 million, or 16.0% of total revenues, during the first six months of 2001. The decrease in SG&A in 2002 primarily reflected our ongoing efforts at cutting costs, including reducing the number of administrative personnel, reducing discretionary expenditures and consolidating certain credit and collection facilities.

Restructuring Charge.    We recorded a restructuring charge of $28.9 million in the second quarter of 2001 related to the adoption of a restructuring plan. For additional information, see Note 4 to our Unaudited Consolidated Financial Statements included elsewhere in this Report.

Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization decreased to $27.7 million, or 2.0% of total revenues, in the first six months of 2002 from $53.2 million, or 3.8% of total revenues, in the first six months of 2001. This decrease was primarily attributable to a new accounting standard (discussed above under “—Change in Accounting Treatment For Goodwill and Other Intangible Assets”) which eliminated the amortization of goodwill effective January 1, 2002.

Operating Income.    Operating income was $199.7 million in the first six months of 2002 compared to $184.8 million in the first six months of 2001. The increase in the first six months of 2002 is attributable to the following factors: (i) the new accounting standard which eliminated the amortization of goodwill effective January 1, 2002 as discussed above and (ii) our results in 2001 were depressed by the $28.9 million restructuring charge discussed above.

Interest Expense.    Interest expense decreased to $97.5 million in the first six months of 2002 from $114.6 million in the first six months of 2001. This decrease primarily reflected lower interest rates on our variable rate debt and lower debt outstanding due to the repayment of debt during 2001.

Preferred Dividends of a Subsidiary Trust.    Preferred dividends of a subsidiary trust were $9.3 million in the first six months of 2002, compared to $9.8 million during the first six months of 2001. The decrease in 2002 reflects a decrease in the amount of our outstanding trust preferred securities.

Other (Income) Expense.    Other income was $3.3 million in the first six months of 2002 compared with other expense of $6.9 million in the first six months of 2001. The other income in 2002 was primarily attributable to the favorable settlement of a lawsuit for net proceeds of $4.0 million. The other expense in 2001 was primarily attributable to a $7.8 million charge related to the refinancing costs of a synthetic lease.

Income Taxes.    Income taxes were $37.5 million, or an effective rate of 39.0%, in the first six months of 2002 compared to $25.1 million, or an effective rate of 47.0%, in the first six months of 2001. The decrease in the effective rate in the first six months of 2002 primarily reflected the elimination for book purposes of non-tax deductible goodwill amortization upon the adoption of SFAS No. 142 as discussed above and to the fact that in 2001 certain costs in the restructuring charge were non-deductible for income tax purposes.

Income Before Extraordinary Item and Cumulative Effect of Change in Accounting Principle.    Income before extraordinary item and cumulative effect of change in accounting principle was $58.7 million in the first six months of 2002 compared to $28.3 million in the first six months of 2001. The increase in the first six months of 2002 principally reflected the following factors discussed above: (i) amortization of goodwill was eliminated in 2002, (ii) 2001 results were depressed by a $28.9 million restructuring charge, (iii) interest expense was lower and other income higher in 2002 and (iv) the effective tax rate was lower in 2002.

Cumulative Effect of Change in Accounting Principle.    As described under “—Change in Accounting Treatment for Goodwill and Other Intangible Assets,” we recorded an amount of $288.3 million, net of tax, for impairment of goodwill as part of our transitional impairment test upon the adoption of SFAS No. 142.

Three Months Ended June 30, 2002 and 2001

Revenues.    We had total revenues of $744.8 million in the second quarter of 2002, representing a decrease of 3.0% from total revenues of $768.0 million in the second quarter of 2001. The different components of our revenues are discussed below:

1.    Equipment Rentals.    Our revenues from equipment rentals were $551.6 million in the second quarter of 2002, representing a decrease of 5.3% from $582.4 million in the second quarter of 2001. These revenues accounted for 74.1% and 75.8% of our total revenues in 2002 and 2001, respectively. The decrease in rental revenues principally reflected the following:

•
Our rental revenues from locations open more than one year, or same store rental revenues, decreased by approximately 5.0%. This decrease reflected a 4.2% decrease in rental rates and a 0.8% decrease in the volume of rental transactions. The decrease in rental rates principally reflected continued weakness in non-residential construction spending.

•
We also lost revenues because we closed or consolidated a number of underperforming branches in 2001 and the first quarter of 2002. These lost revenues were partially offset by additional revenues from start-ups and acquisitions.

2.    Sales of Rental Equipment.    Our revenues from the sale of rental equipment were $54.6 million in the second quarter of 2002, representing a 65.0% increase from $33.1 million in the second quarter of 2001. These revenues accounted for 7.3% of our total revenues in the second quarter of 2002 compared with 4.3% in the second quarter of 2001. The increase in these revenues in 2002 primarily reflected our decision to dispose of certain assets that were being underutilized principally due to the continued weakness in non-residential construction spending.

3.    Sales of Equipment and Merchandise and Other Revenues.    Our revenues from “sales of equipment and merchandise and other revenues” were $138.5 million in the second quarter of 2002, representing a decrease of 9.2% from $152.5 million in the second quarter of 2001. These revenues accounted for 18.6% of our total revenues in the second quarter of 2002 compared with 19.9% of our total revenues in the second quarter of 2001. The decrease in these revenues in the first six months of 2002 principally reflected a decrease in the volume of transactions.

Gross Profit.    Our gross profit decreased to $253.3 million in the second quarter of 2002 from $286.1 million in the second quarter of 2001. This decrease reflected the decrease in total revenues discussed above, as well as the decrease in gross profit margin described below from equipment rentals and the sales of rental equipment. Information concerning our gross profit margin by source of revenue is set forth below:

1.    Equipment Rentals.    Our gross profit margin from equipment rental revenues was 35.6% in the second quarter of 2002 and 39.6% in the second quarter of 2001. The decrease in 2002 principally reflected the decrease in rental rates described above.

2.    Sales of Rental Equipment.    Our gross profit margin from the sales of rental equipment was 34.4% in the second quarter of 2002 and 41.7% in the second quarter of 2001. The decrease in 2002 primarily reflected continued price weakness in the used equipment market.

3.    Sales of Equipment and Merchandise and Other Revenues.    Our gross profit margin from “sales of equipment and merchandise and other revenues” was 27.6% in the second quarter of 2002 and 27.2% in the second quarter of 2001. The increase in the gross profit margin in 2002 primarily reflected (i) a shift in mix which resulted in more of our sales being attributable to higher margin areas such as merchandise sales and providing services and (ii) lower costs resulting from our ongoing efforts to consolidate our suppliers.

Selling, General and Administrative Expenses.    SG&A was $106.5 million, or 14.3% of total revenues, during the second quarter of 2002 and $112.8 million, or 14.7% of total revenues, during the second quarter of 2001. The decrease in SG&A in 2002 primarily reflected our ongoing efforts at cutting costs, including reducing the number of administrative personnel and reducing discretionary expenditures.

Restructuring Charge.    We recorded a restructuring charge of $28.9 million in the second quarter of 2001 related to the adoption of a restructuring plan. For additional information, see Note 4 to our Unaudited Consolidated Financial Statements included elsewhere in this Report.

Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization decreased to $13.9 million, or 1.9% of total revenues, in the second quarter of 2002 from $27.1 million, or 3.5% of total revenues, in the second quarter of 2001. This decrease was primarily attributable to a new accounting standard (discussed above under “—Change in Accounting Treatment For Goodwill and Other Intangible Assets”) which eliminated the amortization of goodwill effective January 1, 2002.

Operating Income.    Operating income was $132.9 million in the second quarter of 2002 compared to $117.2 million in the second quarter of 2001. The increase in the second quarter of 2002 is attributable to the following factors: (i) the new accounting standard which eliminated the amortization of goodwill effective January 1, 2002 as discussed above and (ii) our results in 2001 were depressed by the $28.9 million restructuring charge discussed above.

Interest Expense.    Interest expense decreased to $47.5 million in the second quarter of 2002 from $57.1 million in the second quarter of 2001. This decrease primarily reflected lower interest rates on our variable rate debt and lower debt outstanding due to our repayments of debt during 2001.

Preferred Dividends of a Subsidiary Trust.    Preferred dividends of a subsidiary trust were $4.6 million in the second quarter of 2002, compared to $4.9 million during the second quarter of 2001. The decrease is due to a decrease in the amount of our outstanding trust preferred securities.

Other (Income) Expense.    Other income was $3.0 million in the second quarter of 2002 compared with other expense of $7.6 million in the second quarter of 2001. The other income in 2002 was primarily attributable to the favorable settlement of a lawsuit for $4.0 million in net proceeds. The other expense in 2001 was primarily attributable to a $7.8 million charge related to the refinancing costs of a synthetic lease.

Income Taxes.    Income taxes were $32.7 million, or an effective rate of 39.0%, in the second quarter of 2002 compared to $22.7 million, or an effective rate of 47.7%, in the second quarter of 2001. The decrease in the effective rate in the second quarter of 2002 primarily reflected the elimination for book purposes of non-tax deductible goodwill amortization upon the adoption of SFAS No. 142 as discussed above and to the fact that in 2001 certain costs in the restructuring charge were non-deductible for income tax purposes.

Income Before Extraordinary Item and Cumulative Effect of Change in Accounting Principle.    Income before extraordinary item and cumulative effect of change in accounting principle was $51.1 million in the second quarter of 2002 compared to $24.9 million in the second quarter of 2001. The increase in the second quarter of 2002 principally reflected the following factors discussed above: (i) amortization of goodwill was eliminated in 2002, (ii) 2001 results were depressed by a $28.9 million restructuring charge, (iii) interest expense was lower and other income higher in 2002 and (iv) the effective tax rate was lower in 2002.

Liquidity and Capital Resources

Certain Balance Sheet Changes

The decreases in goodwill and retained earnings at June 30, 2002 as compared to December 31, 2001 were attributable to the write-off of goodwill as a result of the transitional impairment test required upon the adoption of SFAS No. 142 as described under “—Change in Accounting Treatment for Goodwill and Other Intangible Assets.” The increase in debt at June 30, 2002 as compared to December 31, 2001 was primarily attributable to borrowings to fund an acquisition in the second quarter of 2002. The decrease in deferred taxes at June 30, 2002 as compared to December 31, 2001 was attributable primarily to the tax effects of the goodwill write-off and the exercise of stock options during the first six months of 2002. The increase in additional paid-in capital at June 30, 2002 as compared to December 31, 2001 was attributable primarily to: (i) the issuance of additional shares upon the exercise of stock options and the award of restricted stock, partially offset by common stock repurchased and retired, and (ii) the repurchase of 335,000 shares of our trust preferred securities at a price less than the liquidation preference of such shares.

Sources and Uses of Cash

During the first six months of 2002, we (i) generated cash from operations of approximately $169.4 million, (ii) generated cash from the sale of rental equipment of approximately $93.8 million, (iii) obtained cash from the exercise of stock options, net of common stock repurchased and retired, of approximately $37.0 million and (iv) obtained cash from borrowings, net of repayments, of approximately $199.4 million. We used cash during this period principally to (i) pay consideration for acquisitions (approximately $160.3 million), (ii) purchase and pay deposits on rental equipment (approximately $318.3 million), (iii) purchase other property and equipment (approximately $21.6 million), and (iv) repurchase and retire trust preferred securities (approximately $11.5 million).

Cash Requirements Related to Operations

Our principal existing sources of cash are cash generated from operations and from the sale of used equipment and borrowings available under our revolving credit facility. As of August 6, 2002, we had $398.5 million of borrowing capacity available under our $750 million revolving credit facility (reflecting outstanding loans of approximately $285.1 million and outstanding letters of credit in the amount of approximately $66.4 million). We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

We expect that our principal needs for cash relating to our existing operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases and (iv) debt service. We plan to fund such cash requirements relating to our existing operations from our existing sources of cash described above.

The amount of our capital expenditures during 2002 will depend on a number of factors, including general economic conditions and growth prospects. Based on current conditions, we estimate that capital expenditures for the year 2002 will be approximately $425 million to $465 million for our existing operations. These expenditures are comprised of approximately (i) $300 million to $320 million of expenditures to replace rental equipment sold, (ii) $95 million to $105 million of discretionary expenditures to increase the size of our rental fleet and (iii) $30 million to $40 million of expenditures for the purchase of non-rental equipment. We expect that we will fund such expenditures from proceeds from the sale of used equipment, cash generated from operations and, if required, borrowings available under our revolving credit facility.

While emphasizing internal growth, we may also continue to expand through a disciplined acquisition program. We will consider potential transactions of varying size and may, on a selective basis, pursue acquisition or consolidation opportunities involving other public companies or large privately-held companies. We expect to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash described above are not sufficient to fund such future acquisitions, we will require additional debt or equity financing and, consequently, our indebtedness may increase or the ownership of existing stockholders may be diluted as we implement our growth strategy.

Based on the scheduled maturities of our current indebtedness, we are required to make principal payments of approximately $226.6 million over the next 12 months. We may also, at our option, make additional principal payments.

Information Concerning Operating Leases

From time to time we have entered into operating leases pursuant to which we lease, as lessee, equipment. Certain of these leases were entered into as part of sale and lease-back transactions. In the first six months of 2002, we were the seller-lessee in sale-leaseback transactions with unrelated third parties in which we sold equipment for aggregate proceeds of $3.4 million and agreed to lease back the equipment for a minor period of up to eight months. The related gains recognized from these transactions were approximately $1.5 million.

Information Concerning Receivables Securitization

We have an accounts receivable securitization facility under which one of our subsidiaries can borrow up to $250 million against a collateral pool of accounts receivable. The borrowings under the facility and the receivables in the collateral pool are included in the liabilities and assets, respectively, reflected on our consolidated balance sheets. Key terms of this facility include:

•	borrowings may be made only to the extent that the face amount of the receivables in the collateral pool exceeds the outstanding loans by a specified amount;

•	the facility is structured so that the receivables in the collateral pool are the lender’s only source of repayment;

•
prior to expiration or early termination of the facility, amounts collected on the receivables may, subject to certain conditions, be retained by the borrower, provided that the remaining receivables in the collateral pool are sufficient to secure the then outstanding borrowings; and

•	after expiration or early termination of the facility, we will repay the borrowings.

As of June 30, 2002, (i) the outstanding borrowings under the facility were approximately $209.9 million and (ii) the aggregate face amount of the receivables in the collateral pool was approximately $350.8 million. The agreement governing this facility, which was amended in June 2001, contemplates that the term of the facility may extend for up to three years from the date of the amended facility. However, on each anniversary of such date, the consent of the lender is required for the facility to renew for the next year. The next anniversary date is in June 2003.

Information Concerning Trust Preferred Securities

In August 1998, a subsidiary trust of United Rentals, Inc. sold six million shares of 6% Convertible Quarterly Income Preferred Securities for aggregate consideration of $300 million. During 2002, we repurchased 335,000 of these shares (having an aggregate liquidation preference of approximately $16.8 million) for aggregate consideration of approximately $11.5 million. The liquidation preference amounts in excess of the amounts paid for the repurchase of these shares were recognized as increases in additional paid-in capital. Our results of operations do not reflect any gain or loss from these transactions.

Information Concerning Certain Restricted Stock Awards

We have granted to employees other than executive officers and directors 815,912 shares of restricted stock that contain the following provisions. The shares vest in 2004 or 2005 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. The grants provide that we will pay to employees who vest in their restricted stock, and who sell their restricted stock within five trading days after vesting, a maximum aggregate amount for all these employees of $310,621 for each dollar by which the per share proceeds of these sales are less than $27.26 but more than $15.17, and a maximum aggregate amount for all these employees of $815,912 for each dollar by which the per share proceeds of these sales are less than $15.17.

Relationship Between Holdings and URI

United Rentals, Inc. (“Holdings”) is principally a holding company and primarily conducts its operations through its wholly owned subsidiary United Rentals (North America), Inc. (“URI”) and subsidiaries of URI. Holdings provides certain services to URI in connection with its operations. These services principally include: (i) senior management services, (ii) finance related services and support, (iii) information technology systems and support and (iv) acquisition related services. In addition, Holdings leases certain equipment and real property that are made available for use by URI and its subsidiaries. URI has made, and expects to continue to make, certain payments to Holdings in respect of the services provided by Holdings to URI. The expenses relating to URI’s payments to Holdings are reflected on URI’s financial statements as selling, general and administrative expenses. In addition, although not legally obligated to do so, URI has in the past, and expects that it will in the future, make distributions to Holdings to, among other things, enable Holdings to pay dividends on certain trust preferred securities that were issued by a subsidiary trust of Holdings in August 1998.

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

Seasonality

Our business is seasonal with demand for our rental equipment tending to be lower in the winter months. The seasonality of our business has been heightened by our acquisition of businesses that specialize in renting traffic control equipment. These businesses tend to generate most of their revenues and profits in the second and third quarters of the year, slow down during the fourth quarter and operate at a loss during the first quarter.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had, and is not likely in the foreseeable future to have, a material impact on our results of operations.

Impact of Recently Issued Accounting Standards

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. This Standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” Under this Standard, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests on a reporting unit level. Other intangible assets are being amortized over their estimated useful lives. For additional information, see “—Change in Accounting Treatment For Goodwill and Other Intangible Assets.”

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Standard addresses financial accounting and reporting for the impairment or disposal of Long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Standard rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Standard also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Standard amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency related to the required accounting for sale-leaseback transactions and certain lease modifications. This Standard also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Upon the adoption of this Standard, effective for fiscal years beginning after May 15, 2002, we will be required to reclassify a pre-tax extraordinary loss of approximately $18.1 million recognized during the second quarter of 2001 to income from continuing operations. The adoption of the remaining provisions of SFAS No. 145 is not expected to have a material effect on our consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Standard addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Standard nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This Standard is effective for exit or disposal activities initiated after December 31, 2002.

Factors that May Influence Future Results and Results Anticipated by Forward-Looking Statements

Sensitivity to Changes in Construction and Industrial Activities

Our equipment is principally used in connection with construction and industrial activities. Consequently, decreases in construction or industrial activity due to a recession or other reasons may lead to a decrease in the demand for our equipment or the prices that we can charge. Any such decrease could adversely affect our revenues and operating results. For example, the slow-down in the economy has caused construction and industrial activity to decrease and, as a result, our revenues and pricing were both down in the first six months of 2002 compared to the same period in 2001.

We have identified below certain factors that may cause a further downturn in construction and industrial activity, either temporarily or long-term:

•	a continuation or a worsening of the current recessionary environment;

•	an increase in interest rates; or

•	adverse weather conditions which may temporarily affect a particular region.

In addition, demand for our equipment may not reach projected levels in the event that funding for highway and other construction projects under government programs, such as the Transportation Equity Act for the 21st Century (“TEA-21”), does not reach expected levels. For example, the federal government has proposed cutting TEA-21 funding in 2002 by 13% to approximately $28 billion. Additionally, due to shortfalls in tax revenues, many states have delayed or reduced the amount of funding for infrastructure projects.

Fluctuations of Operating Results

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors. These factors include:

•	seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

•	completion of acquisitions;

•	changes in the amount of revenue relating to renting traffic control equipment, since revenues from this equipment category tend to be more seasonal than the rest of our business;

•	changes in the size of our rental fleet or in the rate at which we sell our used equipment;

•	changes in demand for our equipment or the prices thereof due to changes in economic conditions, competition or other factors;

•	changes in the interest rates applicable to our floating rate debt;

•
if we determine that a potential acquisition will not be consummated, the need to charge against earnings any expenditures relating to such transaction (such as financing commitment fees, merger and acquisition advisory fees and professional fees) previously capitalized; and

•
the possible need, from time to time, to take other write-offs or special charges due to a variety of occurrences, such as the adoption of new accounting standards, impairment of goodwill, store consolidations or closings or the refinancing of existing indebtedness.

Substantial Indebtedness

At June 30, 2002, our total indebtedness was approximately $2,653.1 million. Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

•	require us to devote a substantial portion of our cash flow to debt service, reducing the funds available for other purposes;

•	constrain our ability to obtain additional financing, particularly since substantially all of our assets are subject to security interests relating to existing indebtedness; or

•	make it difficult for us to cope with a downturn in our business or a decrease in our cash flow.

Furthermore, if we are unable to service our indebtedness and fund our business, we will be forced to adopt an alternative strategy that may include:

•	reducing or delaying capital expenditures;

•	limiting our growth;

•	seeking additional capital;

•	selling assets; or

•	restructuring or refinancing our indebtedness.

We cannot be sure that any of these strategies could be effected on favorable terms or at all.

A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At June 30, 2002, we had $1,113.4 million of variable rate indebtedness.

Dependence on Additional Capital

If the cash that we generate from our business, together with cash that we may borrow under our credit facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. We cannot, however, be certain that any additional financing will be available or, if available, will be available on terms that are satisfactory to us. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment, making acquisitions, opening new rental locations and repaying or refinancing existing indebtedness.

Restrictive Covenants

We are subject to various restrictive financial and operating covenants under the agreements governing our indebtedness. These covenants limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, create liens, make acquisitions, sell assets and engage in mergers and acquisitions. These covenants could adversely affect our business by significantly limiting our operating and financial flexibility.

Certain Risks Relating to Acquisitions

We have grown in part through acquisitions and may continue to do so. The making of acquisitions entails certain risks, including:

•	unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations;

•	difficulty in assimilating the operations and personnel of the acquired company with our existing operations;

•	loss of key employees of the acquired company; and

•	difficulty in maintaining uniform standards, controls, procedures and policies.

We cannot guarantee that we will realize the expected benefits from our acquisitions or that our existing operations will not be harmed as a result of acquisitions.

Substantial Goodwill

At June 30, 2002, we had on our balance sheet net goodwill in the amount of $1,964.8 million, which represented approximately 38.9% of our total assets at such date. This goodwill is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair market value of the net assets of those businesses. We are required to periodically review our goodwill for impairment. In general, this means that we must determine whether the fair value of the goodwill, determined in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill and to treat this write-off as an expense.

In the first quarter of 2002, we recorded impairment of $288.3 million, net of tax, as described under  “—Change in Accounting Treatment for Goodwill and Other Intangible Assets.” The next impairment review, as required by SFAS No. 142, will take place in the fourth quarter of 2002. The fair value of our goodwill may be negatively affected by a number of factors, including: (i) the decline in the valuation of our branch locations, (ii) continued weakness in construction activity which, as described above, negatively affects our earnings, (iii) operational weakness at some branches and (iv) increased competition for some branches. As a result, we may be required to write off additional goodwill during the fourth quarter of 2002. The magnitude of any future write-off will depend on conditions at the time the next impairment analysis is conducted and may be significant. Any future write-off of goodwill would be a non-cash expense that would be recorded as “goodwill impairment” expense on our statements of operations. Our operating income, net income and stockholders’ equity would be reduced by the amount of any such write-off and, consequently, a significant write-off would have a material adverse affect on our results of operations, stockholders’ equity and forward looking statements.

Dependence on Management

Our success is highly dependent on the experience and skills of our senior management team. If we lose the services of any member of this team and are unable to find a suitable replacement, we may not have the depth of senior management resources required to efficiently manage our business and execute our strategy. We do not maintain “key man” life insurance on the lives of members of senior management.

Competition

The equipment rental industry is highly fragmented and competitive. Our competitors primarily include small, independent businesses with one or two rental locations, regional competitors which operate in one or more states, public companies or divisions of public companies, and equipment vendors and dealers who both sell and rent equipment directly to customers. We may in the future encounter increased competition from our existing competitors or from new companies. In addition, equipment manufacturers may commence or increase their existing efforts relating to renting and selling equipment directly to our customers or potential customers. Competitive pressures could adversely affect our revenues and operating results by decreasing our market share or depressing the prices that we can charge.

Dependence on Information Technology Systems

Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruptions in these systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions.

Liability and Insurance

We are exposed to various possible claims relating to our business. These possible claims include those relating to (1) personal injury or death caused by equipment rented or sold by us, (2) motor vehicle accidents involving our delivery and service personnel and (3) employment related claims. We carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully protect us for a number of reasons, including:

•	our coverage is subject to a deductible of $1.0 million and limited to a maximum of $98.0 million per occurrence;

•	we do not maintain coverage for environmental liability (other than legally required fuel storage tank coverage); and

•	certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by our insurance.

If we are found liable for any significant claims that are not covered by insurance, our operating results could be adversely affected. We cannot be certain that insurance will continue to be available to us on economically reasonable terms, if at all.

Environmental and Safety Regulations

Our operations are subject to numerous laws governing environmental protection and occupational health and safety matters. These laws regulate such issues as wastewater, stormwater, solid and hazardous wastes and materials, and air quality. Under these laws, we may be liable for, among other things, (1) the costs of investigating and remediating contamination at our sites as well as sites to which we sent hazardous wastes for disposal or treatment regardless of fault and (2) fines and penalties for non-compliance. Our operations generally do not raise significant environmental risks, but we use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from underground and above-ground storage tanks located at certain of our locations.

Based on the conditions currently known to us, we do not believe that any pending or likely remediation and compliance costs will have a material adverse effect on our business. We cannot be certain, however, as to the potential financial impact on our business if new adverse environmental conditions are discovered or environmental and safety requirements become more stringent. If we are required to incur environmental compliance or remediation costs that are not currently anticipated by us, our business could be adversely affected depending on the magnitude of the cost.

Labor Matters

We have approximately 1,000 employees that are represented by unions and are covered by collective bargaining agreements. If we should experience a prolonged labor dispute involving a significant number of our employees, our ability to serve our customers could be adversely affected. Furthermore, our labor costs could increase as a result of the settlement of actual or threatened labor disputes.

Operations Outside the United States

Our operations outside the United States are subject to the risks normally associated with international operations. These include (1) the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates, (2) the need to comply with foreign laws and (3) the possibility of political or economic instability in foreign countries.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2001. There has been no material change in these market risks since the end of the fiscal year 2001.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

We and our subsidiaries are parties to various litigation matters involving ordinary and routine claims incidental to our business. Our ultimate legal and financial liability with respect to such pending litigation cannot be estimated with certainty but we believe, based on our examination of such matters, that such ultimate liability will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

Our Company’s Annual Meeting of Stockholders was held on June 5, 2002. The holders of 71,160,097 common shares, 300,000 Series C Perpetual Convertible Preferred Shares (“Series C Preferred”) and 105,252 Series D-1 Perpetual Convertible Preferred Shares (“Series D-1 Preferred”) were present either in person or by proxy. The following three matters were voted on and approved at such meeting.

1.	The election of two members to the Board of Directors by the holders of our common stock and Series D-1 Preferred (where each share of Series D-1 Preferred is entitled to 33 1/3 votes).

	FOR	WITHHELD
Wayland R. Hicks	73,037,120	1,631,377
John S. McKinney	73,037,220	1,631,277

2.	The election of two members to the Board of Directors by the holders of the Series C Preferred.

	FOR	WITHHELD
Leon D. Black	300,000	0
Michael S. Gross	300,000	0

3.
The ratification of the appointment of Ernst & Young LLP as our Company’s independent auditors for the fiscal year ending December 31, 2002 by the holders of our common stock, Series D-1 Preferred (where each share of Series D-1 Preferred is entitled to 331/3 votes) and Series C Preferred (where each share of Series C Preferred is entitled to 40 votes).

FOR	AGAINST	ABSTAIN
83,608,804	3,025,781	33,912

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description of Exhibit
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

3(d)
Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(f) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001).

Exhibit Number	Description of Exhibit

3(e)
Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(g) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001).

3(f)
Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current report on Form 8-K filed October 5, 2001).

3(g)
Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 to the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

3(h)
Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998).

3(i)
By-laws of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998).

99(a)*	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

1.	Form 8-K filed on April 26, 2002 (earliest event reported April 24, 2002); Item 9 was reported.

2.	Form 8-K filed on July 1, 2002 (earliest event reported July 1, 2002); Item 9 was reported.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 14, 2002	UNITED RENTALS, INC.

	By:	/S/ MICHAEL J. NOLAN
Michael J. Nolan Chief Financial Officer (Principal Financial Officer)

Dated: August 14, 2002	UNITED RENTALS, INC.

	By:	/S/ JOSEPH B. SHERK
Joseph B. Sherk Vice President, Corporate Controller (Principal Accounting Officer)

Dated: August 14, 2002	UNITED RENTALS (NORTH AMERICA), INC.

	By:	/S/ MICHAEL J. NOLAN
Michael J. Nolan Chief Financial Officer (Principal Financial Officer)

Dated: August 14, 2002	UNITED RENTALS (NORTH AMERICA), INC.

	By:	/S/ JOSEPH B. SHERK
Joseph B. Sherk Vice President, Corporate Controller (Principal Accounting Officer)