Form 10-K
period 2002-12-31
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2003-03-28
CIK 1047166, 1067701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 1-14387

United Rentals, Inc.

Commission File Number 1-13663

United Rentals (North America), Inc.

(Exact Names of Registrants as Specified in Their Charters)

Delaware Delaware	06-1522496 06-1493538
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification Nos.)

Five Greenwich Office Park, Greenwich, Connecticut	06830
(Address of Principal Executive Offices)	(Zip code)

Registrants’ telephone number, including area code: (203) 622-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value, of United Rentals, Inc.	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☒ Yes ☐ No

As of June 30, 2002, there were 76,531,071 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of such common stock held by non-affiliates of the registrant at June 30, 2002 was approximately $1,579.7 million. Such aggregate market value was calculated by using the closing price of such common stock as of such date on the New York Stock Exchange of $21.80.

As of March 7, 2003, there were 76,665,871 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

Documents incorporated by reference: Certain sections of the Proxy Statement of United Rentals, Inc. to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

This combined Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in general instruction (I)(1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.

FORM 10-K REPORT INDEX

Certain statements contained in this Report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below under Item 7—“Management’s Discussion and Analysis of Financial Condition and Result of Operations—Factors that May Influence Future Results and Accuracy of Forward-Looking Statements.” We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

We file reports and other information with the Securities and Exchange Commission (“SEC”) pursuant to the information requirements of the Securities Exchange Act of 1934. Readers may read and copy any document we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available to the public from commercial document retrieval services and at the SEC’s website at www.sec.gov.

We make available on our internet website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports as soon as practicable after we electronically file such reports with the SEC. Our website address is www.unitedrentals.com. The information contained in our website is not incorporated by reference in this Report.

PART I

Unless otherwise indicated, the information under Items 1 and 2 is as of March 1, 2003.

Item 1.    Business

General

United Rentals is the largest equipment rental company in the world. We offer for rent over 600 types of equipment—everything from heavy machines to hand tools—through our network of more than 750 rental locations in the United States, Canada and Mexico. Our customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others. In 2002, we added 300,000 new customers increasing our total customer base to 1.7 million, completed over 8.6 million rental transactions and generated revenues of $2.8 billion.

Our fleet of rental equipment, the largest in the world, includes over 500,000 units having an original purchase price of approximately $3.7 billion. The fleet includes:

•	General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earth moving equipment, material handling equipment, compressors, pumps and generators;

•	Aerial work platforms, such as scissor lifts and boom lifts;

•	General tools and light equipment, such as power washers, water pumps, heaters and hand tools;

•	Traffic control equipment, such as barricades, cones, warning lights, message boards and pavement marking systems; and

•	Trench safety equipment for below ground work, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment.

In addition to renting equipment, we sell used rental equipment, act as a dealer for new equipment and sell related merchandise, parts and service.

Industry Overview

Based on industry sources, we estimate that the U.S. equipment rental industry has grown from approximately $6.5 billion in annual rental revenues in 1990 to about $24 billion in 2002. This represents a compound annual growth rate of approximately 11.5%, although in the past two years industry rental revenues decreased by about $2 billion. The recent downturn in industry revenues is a reflection of the significant slowdown in private non-residential construction activity, which declined 16% in 2002 according to Department of Commerce data. Our industry is particularly sensitive to changes in non-residential construction activity because this sector has been the principal user of rental equipment. When non-residential construction activity eventually rebounds, we would expect to see our industry resume its long-term growth trend.

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

While the construction industry has to date been the principal user of rental equipment, industrial companies, utilities and others are increasingly using rental equipment for plant maintenance, plant turnarounds and other functions requiring the periodic use of equipment. We believe that over the long term increasing rentals by the industrial sector could become a more significant factor in driving our industry’s growth.

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

Operating Efficiencies.    We benefit from the following operating efficiencies:

Equipment Sharing Among Branches.    We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Each branch within a cluster can access all available equipment in the cluster area. This increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. In 2002, the sharing of equipment among branches accounted for approximately 11.3%, or $243 million, of our total rental revenue.

Ability to Transfer Equipment Among Branches.    The size of our branch network gives us the ability to take advantage of strength at a particular branch or in a particular region by permanently transferring underutilized equipment from weaker to stronger areas. In 2002, we permanently transferred $890 million of underutilized fleet in this manner.

Consolidation of Common Functions.    We reduce costs through the consolidation of functions that are common to our more than 750 branches, such as payroll, accounts payable, benefits and risk management, information technology and credit and collection, into 17 credit offices and three service centers.

State-of-the-Art Information Technology Systems.    We have state-of-the-art information technology systems that facilitate our ability to make rapid and informed decisions, respond quickly to changing market conditions, and share equipment among branches. We have an in-house team of 97 information technology specialists that supports our systems.

Strong Brand Recognition.    We have strong brand recognition, which helps us to attract new customers and build customer loyalty.

Geographic and Customer Diversity.    We have more than 750 branches in 47 states, seven Canadian provinces and Mexico and serve customers that range from Fortune 500 companies to small companies and homeowners. In 2002, we served more than 1.7 million customers and our top ten customers accounted for less than 3% of our revenues. We believe that our geographic and customer diversity provide us with many advantages including: (1) enabling us to better serve National Account customers with multiple locations, (2) helping us achieve favorable resale prices by allowing us to access used equipment resale markets across the country, (3) reducing our dependence on any particular customer and (4) reducing the impact that fluctuations in regional economic conditions have on our overall financial performance.

National Account Program.    Our National Account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. We currently serve 1,735 National Account customers. As the number of our National Account customers has grown, our revenues from these customers have increased to $422 million in 2002 from $372 million in 2001 and $245 million in 2000.

Strong and Motivated Branch Management.    Each of our branches has a full-time branch manager who is supervised by one of our 57 district managers and nine regional vice presidents. We believe that our managers are among the most knowledgeable and experienced in the industry, and we empower them—within budgetary guidelines—to make day-to-day decisions concerning branch matters. Senior management closely tracks branch, district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews. The compensation of branch managers and other branch personnel is linked to their branch’s financial performance and return on assets. This incentivizes branch personnel to control costs, optimize pricing, share equipment with other branches and manage their fleet efficiently.

Employee Training Programs.    We have ongoing programs for training our employees in sales and service skills and on methods for maximizing the value of each transaction. In 2002, more than 4,000 of our employees enhanced their skills through 69,400 total hours of internal training.

Risk Management and Safety Programs.    We believe that we have one of the most comprehensive risk management and safety programs in the industry. Our risk management department is staffed by 54 experienced professionals and is responsible for implementing our safety programs and procedures, developing our employee and customer training programs and managing any claims against us.

Products and Services

Our principal products and services are described below. For financial information concerning our foreign and domestic operations, see Note 16 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

Equipment Rental.    We offer for rent over 600 different types of equipment on a daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; traffic control equipment; trench safety equipment; and general tools and light equipment.

Our fleet of rental equipment is the largest in the world and includes over 500,000 units having an original purchase price of approximately $3.7 billion. We estimate that each of the following categories accounted for 10% or more of our equipment rental revenues in 2002: (i) aerial lift equipment (approximately 27%), (ii) earth moving equipment (approximately 13%) and (iii) forklifts (approximately 10%).

Our fleet of rental equipment, which currently has a weighted average age of 36 months, is one of the newest and best maintained in the industry. We intend to increase the weighted average age of our fleet to about 42 months by the end of 2003. Over the longer term, we may further increase the average age of our fleet to about 45 months. This plan reflects our belief that the optimum age of our fleet is somewhat higher than where it is today. In estimating the optimum age of our fleet, we have taken into account a number of factors, including our current estimates regarding the relationship between age and reliability and maintenance costs and the capital expenditures required to maintain the fleet at a particular age. We will continue to evaluate these factors and, if our estimates prove inaccurate, may modify our plan.

Used Equipment Sales.    We routinely sell used rental equipment and invest in new equipment in order to manage the age, composition and size of our fleet. We also sell used equipment in response to customer demand for this equipment. The rate at which we replace used equipment with new equipment depends on a number of factors, including changing general economic conditions, growth opportunities, the need to adjust fleet composition to meet customer requirements and local demand, and the age of the fleet.

We principally sell used equipment through our national sales force, which can access many resale markets across North America. We also sell used equipment through our website (www.unitedrentals.com), which includes an online database of used equipment available for sale.

New Equipment Sales.    We are a dealer for many leading equipment manufacturers. The manufacturers that we represent and the brands that we carry include: Genie and JLG (aerial lifts); Multiquip, Wacker, Bomag, and Honda USA (compaction equipment, generators, and pumps); Sullair (compressors); Skytrak and Lull (rough terrain reach forklifts); Bobcat, Thomas and Takeuchi (skid-steer loaders and mini-excavators); and Terex (off-road dump trucks and telehandlers). Typically, dealership agreements do not have a specific term and may be terminated at any time. The type of new equipment that we sell varies by location.

Related Merchandise, Parts and Other Services.    At most of our branches, we sell a variety of supplies and merchandise such as saw blades, fasteners, drill bits, hard hats, gloves and other safety equipment and we also offer repair and maintenance services and sell parts for equipment that is owned by our customers.

We have launched a program to increase merchandise sales across our network by building on the best practices of our strongest retail locations. As part of this program, we are (1) upgrading merchandise displays, (2) adding merchandise sales representatives, and (3) bringing the merchandise to our customers through catalogues and job-site “trailer” stores. Our goal is to double our merchandise sales over the next two to three years.

Our Rentalman™ Software.    We have a subsidiary that develops and markets RentalmanTM software for use by equipment rental companies in managing and operating multiple branch locations. This software package developed by this subsidiary is used by many of the largest equipment rental companies.

Customers

Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses and homeowners. Our largest customer accounted for approximately 1% of our revenues in 2002 and our top 10 customers accounted for less than 3% of our revenues in 2002.

Our customer base varies by branch and is determined by several factors, including the equipment mix and marketing focus of the particular branch and the business composition of the local economy. Our customers include:

•	construction companies that use equipment for building and renovating commercial buildings, warehouses, industrial and manufacturing plants, office parks, airports, residential developments and other facilities;

•	industrial companies—such as manufacturers, chemical companies, paper mills, railroads, ship builders and utilities—that use equipment for plant maintenance, upgrades, expansion and construction;

•	municipalities that require equipment for a variety of purposes, such as traffic control and highway construction and maintenance; and

•	homeowners and other individuals that use equipment for projects that range from simple repairs to major renovations.

Sales and Marketing

General

We market our products and services through multiple channels as described below.

Sales Force.    As of March 7, 2003, we had a total of 2,487 salespeople, including 1,217 store-based sales coordinators and 1,270 field-based salespeople. Our sales force calls on existing and potential customers and assists our customers in planning for their equipment needs.

National Account Program.    Our National Account sales force is dedicated to establishing and expanding relationships with large customers, particularly those with a national or multi-regional presence. The National Account team closely coordinates its efforts with the local sales force in each area. Our National Account team currently includes 34 sales professionals.

E-Rental Store™.    Our customers can rent or buy equipment online 24 hours a day seven days a week at our E-Rental Store™, which is part of our website. Our customers can also use our URdata™ application to access up-to-the-minute reports on their business activity with us.

Advertising.    We promote our business through local and national advertising in various media, including trade publications, Yellow Pages, the Internet, radio and direct mail. We also regularly participate in industry trade shows and conferences and sponsor a variety of local promotional events.

Sales Training Programs

We have ongoing programs for training our employees in sales and service skills and on methods for maximizing the value of each transaction. As part of this training, our employees are taught to differentiate United Rentals to customers by communicating the benefits we offer—stability, accessibility, equipment knowledge, extensive fleet and high service level.

Suppliers

We have been making ongoing efforts to consolidate our vendor base in order to further increase our purchasing power. We estimate that our largest supplier accounted for approximately 19% of our rental equipment purchases in 2002, and that our top 10 largest suppliers accounted for approximately 70% of our rental equipment purchases during that period. We believe that we have alternative sources of supply for each of our material equipment categories.

Information Technology Systems

We have advanced information technology systems, which facilitate rapid and informed decision-making and enable us to respond quickly to changing market conditions. Each branch is equipped with one or more workstations that are electronically linked to our other locations and to our AS/400 system located at our data center. All rental transactions are entered at these workstations and processed on a real-time basis. Management and branch personnel can access the systems 24 hours a day.

These systems:

•	allow management to obtain a wide range of operating and financial data;

•	enable branch personnel to (1) determine equipment availability, (2) access all equipment within a geographic region and arrange for equipment to be delivered from anywhere in the region directly to the customer, (3) monitor business activity on a real-time basis and (4) obtain customized reports on a wide range of operating and financial data, including equipment utilization, rental rate trends, maintenance histories and customer transaction histories; and

•	permit customers to access their accounts online.

Our information technology systems and our website are supported by our in-house group of 97 information technology specialists. This group trains our personnel at the branch location; upgrades and customizes our systems; provides hardware and technology support; operates a support desk to assist branch personnel in the day-to-day use of the systems; extends the systems to newly acquired locations; and manages our website.

We have a back-up facility designed to enable business continuity in the event that our main computer facility becomes inoperative. This backup facility also allows us to perform system upgrades and maintenance without interfering with the normal ongoing operation of our information technology systems.

Competition

The equipment rental industry is highly fragmented and competitive. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors which operate in one or more states; public companies or divisions of public companies; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe that, in general, large companies enjoy significant competitive advantages compared to smaller operators, including greater purchasing power, a lower cost of capital, the ability to provide customers with a broader range of equipment and services and with newer and better maintained equipment, and greater flexibility to transfer equipment among locations in response to customer demand. For additional information, see “—Competitive Advantages.”

Environmental and Safety Regulations

There are numerous federal, state and local laws and regulations governing environmental protection and occupational health and safety. Under these laws, an owner or lessee of real estate may be liable on a no-fault basis for, among other things, (1) the costs of removal or remediation of hazardous or toxic substances located on, in, or emanating from, the real estate, as well as related costs of investigation and property damage and substantial penalties, and (2) environmental contamination at facilities where its waste is or has been disposed. Activities that are or may be affected by these laws include our use of hazardous materials to clean and maintain equipment and our disposal of solid and hazardous waste and wastewater from equipment washing. We also dispense petroleum products from underground and aboveground storage tanks located at certain locations, and at times we must remove or upgrade tanks to comply with applicable laws. We have acquired or lease certain locations, which have or may have been contaminated by leakage from underground tanks or other sources, and we are in the process of assessing the nature of the required remediation. Based on the conditions currently known to us, we believe that any unreserved environmental remediation and compliance costs required with respect to those conditions will not have a material adverse effect on our business. However, we cannot be certain that we will not identify adverse environmental conditions that are not currently known to us, that all potential releases from underground storage tanks removed in the past have been identified, or that environmental and safety requirements will not become more stringent or be interpreted and applied more stringently in the future. If we are required to incur environmental compliance or remediation costs that are not currently anticipated by us, our business could be adversely affected depending on the magnitude of the cost.

Employees

We have 12,937 employees. Of these employees, 3,869 are salaried personnel and 9,068 are hourly personnel. Collective bargaining agreements relating to 79 separate locations cover 1,063 of our employees. We consider our relationship with our employees to be satisfactory.

Item 2.    Properties

We currently operate 751 locations. Of these locations, 669 are in the United States, 81 are in Canada and one is in Mexico. The number of locations in each state or province is shown below.

United States

•Alabama (12)	•Louisiana (8)	•Oklahoma (6)
•Alaska (5)	•Maine (2)	•Oregon (28)
•Arizona (20)	•Maryland (20)	•Pennsylvania (14)
•Arkansas (3)	•Massachusetts (13)	•Rhode Island (3)
•California (102)	•Michigan (8)	•South Carolina (8)
•Colorado (18)	•Minnesota (14)	•South Dakota (5)
•Connecticut (12)	•Mississippi (2)	•Tennessee (8)
•Delaware (5)	•Missouri (12)	•Texas (55)
•Florida (36)	•Montana (2)	•Utah (9)
•Georgia (22)	•Nebraska (5)	•Virginia (12)
•Idaho (2)	•Nevada (12)	•Washington (35)
•Illinois (15)	•New Hampshire (2)	•Wisconsin (7)
•Indiana (18)	•New Jersey (10)	•Wyoming (2)
•Iowa (14)	•New Mexico (4)
•Kansas (7)	•New York (20)
•Kentucky (7)	•North Carolina (19)
•North Dakota (10)
•Ohio (16)

Canada	Mexico
•Alberta (5)	•Nuevo Leon (1)
•British Columbia (19)
•Manitoba (2)
•Newfoundland (9)
•Ontario (34)
•Quebec (10)
•Saskatchewan (2)

Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate equipment service areas and storage areas.

We own 102 of our rental locations and lease the other locations. In addition to our rental locations we also lease non-rental locations, for example district offices, region offices and service centers. Our leases provide for varying terms and include 43 leases that are on a month-to-month basis and 36 leases that provide for a remaining term of less than one year and do not provide a renewal option. We are currently negotiating renewals for most of the leases that provide for a remaining term of less than one year.

We maintain a fleet of approximately 10,400 vehicles. These vehicles are used for delivery, maintenance and sales functions. We own a portion of this fleet and lease a portion.

Our corporate headquarters are located in Greenwich, Connecticut, where we occupy approximately 40,000 square feet under leases for (1) approximately 12,000 square feet that extends until 2003 and (2) approximately 28,000 square feet that extends until 2004 (subject to extension rights). The 28,000 square feet portion is sufficient for our needs and, accordingly, we do not plan to renew the lease for the 12,000 square feet that expires in 2003.

Item 3.    Legal Proceedings

We are party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2002, no matter was submitted to a vote of our security holders.

PART II

Item 5.    Market For Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “URI.” The following table sets forth, for the periods indicated, the high and low sale prices for our common stock, as reported by the New York Stock Exchange.

	High	Low
2002:
First Quarter	$30.83	$19.30
Second Quarter	28.87	20.80
Third Quarter	19.40	8.40
Fourth Quarter	10.86	5.88
2001:
First Quarter	$19.44	$13.19
Second Quarter	26.25	15.19
Third Quarter	25.48	16.46
Fourth Quarter	24.49	16.97

As of March 7, 2003, there were approximately 443 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of our common stock is held of record in broker “street names.”

Dividend Policy

We intend to retain all earnings for the foreseeable future for use in the operation and expansion of our business and, accordingly, we currently have no plans to pay dividends on our common stock. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. Under the terms of certain agreements governing our outstanding indebtedness, we are prohibited or restricted from paying dividends on our common stock. In addition, under Delaware law, we are prohibited from paying any dividends unless we have capital surplus or net profits available for this purpose.

Item 6.    Selected Financial Data

You should read the following data together with our Consolidated Financial Statements and related Notes included elsewhere in this Report and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We completed a number of acquisitions during the periods presented below. We accounted for certain of these acquisitions as poolings-of-interests. This means that, for accounting and financial reporting purposes, the acquired company is treated as having been combined with us at all times since the inception of the acquired company. Accordingly, we have restated our accounts to include the accounts of the businesses that we acquired in these pooling-of-interests transactions, except in one case where the transaction was not material. We accounted for our other acquisitions as purchases. This means that the results of operations of the acquired company are included in our financial statements only from the date of acquisition. We believe that our results for the periods presented below are not directly comparable because of the impact of the acquisitions accounted for as purchases. For additional information, see Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

	Year Ended December 31
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Income statement data:
Total revenues	$1,220,282	$2,233,628	$2,918,861	$2,886,605	$2,820,989
Total cost of revenues	796,834	1,408,710	1,830,291	1,847,135	1,934,712

Gross profit	423,448	824,918	1,088,570	1,039,470	886,277
Selling, general and administrative expenses	195,620	352,595	454,330	441,751	438,918
Goodwill impairment					247,913
Restructuring charge				28,922	28,262
Merger-related expenses	47,178
Non-rental depreciation and amortization	35,248	62,867	86,301	106,763	59,301

Operating income	145,402	409,456	547,939	462,034	111,883
Interest expense	64,157	139,828	228,779	221,563	195,961
Preferred dividends of a subsidiary trust	7,854	19,500	19,500	19,500	18,206
Other (income) expense, net	(4,906)	8,321	(1,836)	6,421	(900)

Income (loss) before provision for income taxes, extraordinary items and cumulative effect of change in accounting principle	78,297	241,807	301,496	214,550	(101,384)
Provision for income taxes	43,499	99,141	125,121	91,977	8,102

Income (loss) before extraordinary items and cumulative effect of change in accounting principle	34,798	142,666	176,375	122,573	(109,486)
Extraordinary items, net (1)	21,337			11,317
Cumulative effect of change in accounting principle, net (2)					(288,339)

Net income (loss)	$13,461	$142,666	$176,375	$111,256	$(397,825)

Pro forma provision for income taxes before extraordinary items (3)	$44,386
Pro forma income before extraordinary items (3)	33,911
Basic earnings (loss) before extraordinary items and cumulative effect of change in accounting principle per share	$0.53	$2.00	$2.48	$1.70	$(1.45)
Diluted earnings (loss) before extraordinary items and cumulative effect of change in accounting principle per share	$0.48	$1.53	$1.89	$1.30	$(1.45)
Basic earnings (loss) per share (4)	$0.20	$2.00	$2.48	$1.54	$(5.25)
Diluted earnings (loss) per share (4)	$0.18	$1.53	$1.89	$1.18	$(5.25)

Other financial data:
Depreciation and amortization	$211,158	$343,508	$414,432	$427,726	$384,849
Dividends on common stock	—	—	—	—	—

	December 31
	1998	1999	2000	2001	2002
	(dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$20,410	$23,811	$34,384	$27,326	$19,231
Rental equipment, net	1,143,006	1,659,733	1,732,835	1,747,182	1,845,675
Goodwill, net (5)	922,065	1,853,279	2,215,532	2,199,774	1,705,191
Total assets	2,634,663	4,497,738	5,123,933	5,061,516	4,690,557
Total debt	1,314,574	2,266,148	2,675,367	2,459,522	2,512,798
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust	300,000	300,000	300,000	300,000	226,550
Series A and B preferred stock (6)		430,800	430,800
Stockholders’ equity	726,230	966,686	1,115,143	1,625,510	1,331,505

(1)	The charge in 1998 resulted from the early extinguishment of certain debt and primarily reflected prepayment penalties. The charge in 2001 resulted from the refinancing of certain debt and primarily reflected the write-off of deferred financing fees.
(2)	The cumulative effect of change in accounting principle in 2002 resulted from a goodwill impairment charge recognized upon the adoption of a new accounting standard. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Changes in Accounting Treatment for Goodwill and Other Intangible Assets” and Note 4 to the Notes to Consolidated Financial Statements included elsewhere in this Report.
(3)	A company that we acquired in a pooling-of-interests transaction was taxed as a Subchapter S Corporation until being acquired by us in 1998. In general, the income or loss of a Subchapter S Corporation is passed through to its owners rather than being subjected to taxes at the entity level. Pro forma provision for income taxes before extraordinary items and pro forma income before extraordinary items reflect a provision for income taxes as if such company was liable for federal and state income taxes as a taxable corporate entity for all periods presented.
(4)	Our earnings during 1998 were impacted by merger-related expenses of $47.2 million ($33.2 million net of tax or $0.45 per diluted share), a $4.8 million ($0.07 per diluted share) charge to recognize deferred tax liabilities of a company acquired in a pooling-of-interests transaction and an extraordinary item (net of tax) of $21.3 million ($0.30 per diluted share). Our earnings during 1999 were impacted by $18.2 million ($10.8 million net of tax or $0.12 per diluted share) of expenses incurred related to a terminated tender offer. Our earnings during 2001 were impacted by a restructuring charge of $28.9 million ($19.2 million net of tax or $0.20 per diluted share), a $7.8 million ($5.2 million net of tax or $0.06 per diluted share) charge, recorded in other expense, relating to refinancing costs of a synthetic lease and an extraordinary item (net of tax) of $11.3 million ($0.12 per diluted share). Our earnings during 2002 were impacted by a restructuring charge of $28.3 million ($17.3 million net of tax or $0.23 per share), a $247.9 million goodwill impairment charge ($198.8 million net of tax or $2.62 per share), a $1.6 million charge ($0.9 million net of tax or $0.01 per share) recorded in other expense relating to refinancing costs, and a cumulative effect of change in accounting principle (net of tax) of $288.3 million ($3.80 per share).
(5)	Goodwill is defined as the excess of cost over the fair value of identifiable net assets of businesses acquired. Until January 1, 2002, goodwill was being amortized on a straight-line basis over forty years. Beginning January 1, 2002, in accordance with the adoption of a new accounting standard, goodwill was no longer amortized. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Changes in Accounting Treatment for Goodwill and Other Intangible Assets” and Note 4 to the Notes to Consolidated Financial Statements included elsewhere in this Report.
(6)	We issued series A and B perpetual convertible preferred stock in 1999 and included such preferred stock in stockholders’ equity. In July 2001, the SEC issued guidance to all public companies as to when redeemable preferred stock may be classified as stockholders’ equity. Under this guidance, the series A and B preferred would not be included in stockholders’ equity because this stock would be subject to mandatory redemption on a hostile change of control. On September 28, 2001, we entered into an agreement effecting the exchange of new series C and D perpetual convertible preferred stock for the series A and B preferred. The series C and D preferred is not subject to mandatory redemption on a hostile change of control, and is included in stockholders’ equity under the recent SEC guidance. The effect of the foregoing is that our perpetual convertible preferred stock is included in stockholders’ equity as of September 28, 2001 and thereafter, but is outside of stockholders’ equity for earlier dates.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are the largest equipment rental company in the world. Our revenues are divided into three categories:

•	Equipment rentals—This category includes our revenues from renting equipment. This category also includes related revenues such as the fees we charge for equipment delivery, fuel, repair of rental equipment and damage waivers.

•	Sales of rental equipment—This category includes our revenues from the sale of used rental equipment.

•	Sales of equipment and merchandise and other revenues—This category principally includes our revenues from the following sources: (i) the sale of new equipment, (ii) the sale of supplies and merchandise, (iii) repair services and the sale of parts for equipment owned by customers, and (iv) the operations of our subsidiary that develops and markets software for use by equipment rental companies in managing and operating multiple branch locations.

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

We record rental equipment expenditures at cost and depreciate equipment using the straight-line method over the estimated useful life (which ranges from two to ten years), after giving effect to an estimated salvage value of 0% to 10% of cost.

Selling, general and administrative expenses primarily include sales commissions, bad debt expense, advertising and marketing expenses, management salaries, and clerical and administrative overhead.

Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements, (ii) the amortization of deferred financing costs and (iii) the amortization of other intangible assets. Our other intangible assets consist of non-compete agreements. As described below, effective January 1, 2002, we no longer amortize goodwill.

We completed acquisitions in each of 2000, 2001 and 2002. See Note 3 to the Notes to our Consolidated Financial Statements included elsewhere in this Report. In view of the fact that our operating results for these years were affected by acquisitions, we believe that our results for these periods are not directly comparable.

Change in Accounting Treatment for Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” issued by the Financial Accountants Standards Board (“FASB”). Under this standard, our goodwill, which we previously amortized over 40 years, is no longer amortized. We amortized approximately $58.4 million of goodwill in 2001. Our approximately $17.0 million of other intangible assets will continue to be amortized over their estimated useful lives. Under the new accounting standard, we are required to periodically review our goodwill for impairment. In general, this means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill as an expense.

We completed our initial impairment analysis in the first quarter of 2002 and recorded a non-cash charge of approximately $348.9 million ($288.3 million, net of tax). We completed a subsequent impairment analysis in the fourth quarter of 2002 and recorded an additional non-cash impairment charge of approximately

$247.9 million ($198.8 million, net of tax). The first impairment charge, net of tax benefit, was recorded on our statement of operations as a “Cumulative Effect of Change in Accounting Principle.” This charge appears below the operating income line and, accordingly, does not impact operating income. The second impairment charge was recorded on our statement of operations as “goodwill impairment.” This charge appears above the operating income line and, accordingly, does impact operating income. Our stockholders’ equity was reduced by the amount of both charges.

We will be required to review our goodwill for further impairment at least annually. Any future goodwill impairment charge would be recorded on our statement of operations as “goodwill impairment” and would reduce operating income.

We test for goodwill impairment on a branch-by-branch basis rather than on an aggregate basis. This means that a goodwill write-off is required even if only one or a limited number of our branches has impairment and even if there is no impairment for all our branches on an aggregate basis. Factors that may cause future impairment at a particular branch, in addition to macroeconomic factors that affect all our branches, include changes in local demand and local competitive conditions. The fact that we test for impairment on a branch-by-branch basis increases the likelihood that we will be required to take additional non-cash goodwill write-offs in the future, although we cannot quantify at this time the magnitude of any future write-offs.

Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. A summary of our significant accounting policies is contained in Note 2 to the Notes to our Consolidated Financial Statements included elsewhere in this Report. In applying many accounting principles, we need to make assumptions, estimates and/or judgments. These assumptions, estimates and judgments are often subjective and may change based on changing circumstances or changes in our analysis. Material changes in these assumptions, estimates and judgments have the potential to materially alter our results of operations. We have identified below those of our accounting policies that we believe could potentially produce materially different results were we to change underlying assumptions, estimates and judgments.

Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance.

Useful Lives of Rental Equipment and Property and Equipment.    We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value of 0% to 10% of cost. The useful life of an asset is determined based on our estimate of the period the asset will generate revenues, and the salvage value is determined based on our estimate of the minimum value we could realize from the asset after such period. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

Impairment of Goodwill.    As described above, we must periodically determine whether the fair value of our goodwill is at least equal to the recorded value shown on our balance sheet. See “—Change in Accounting Treatment for Goodwill and Other Intangible Assets.” We must make estimates and assumptions in evaluating the fair value of goodwill. We may be required to change these estimates and assumptions based on changes in economic conditions, changes in our business prospects or other changing circumstances. If these estimates change in the future, we may be required to record additional impairment charges for goodwill.

Impairment of Long-Lived Assets.    We review the valuation of our long-lived assets on an ongoing basis and assess the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, then the carrying value is reduced to its estimated fair value. The determination of recoverability is based upon a nondiscounted cash flow analysis over the asset’s remaining useful life. We must make estimates and assumptions when applying the nondiscounted cash flow analysis. These estimates and assumptions may prove to be inaccurate due to factors such as changes in economic conditions, changes in our business prospects or other changing circumstances. If these estimates change in the future, we may be required to recognize write-downs on our long-lived assets.

Restructuring.    During 2002 and 2001, we recorded reserves in connection with the restructuring plans described below. These reserves include estimates pertaining to workforce reduction costs and costs of vacating facilities and related settlements of contractual obligations. Although we do not anticipate significant changes, the actual costs may differ from these estimates and we may be required to record additional expense not previously recorded.

Restructuring Plans in 2001 and 2002

We adopted a restructuring plan in April 2001 and a second restructuring plan in October 2002 as described below. These plans were adopted in response to adverse changes in economic conditions and in branch performance in certain of our markets. In connection with these plans, we recorded a restructuring charge of $28.9 million in 2001 (including a non-cash component of approximately $10.9 million) and $28.3 million in the fourth quarter of 2002 (including a non-cash component of approximately $2.5 million).

The 2001 plan involved the following principal elements: (i) 31 underperforming branches and five administrative offices were closed or consolidated with other locations, (ii) the reduction of our workforce by 489 through the termination of branch and administrative personnel, and (iii) certain information technology hardware and software was no longer used.

The 2002 plan involved the following key elements: (i) 42 underperforming branches and five administrative offices will be closed or consolidated with other locations (including 26 closed or consolidated as of December 31, 2002); (ii) our workforce will be reduced by 412 (including 232 terminated as of December 31, 2002), and (iii) a certain information technology project was abandoned. We expect to close or consolidate the remainder of the branches and complete the workforce reduction during 2003.

The aggregate annual revenues from the 42 branches that are being eliminated as part of the 2002 restructuring amounted to approximately $80 million. We estimate that we will retain a substantial portion of these revenues because we expect to: (i) redeploy most of the rental equipment of the eliminated branches to other branches that we project will be able to use this equipment to increase revenues and (ii) shift a portion of the customer base of the eliminated branches to other locations. We cannot, however, be certain that redeployed equipment will generate increased revenues in line with our projections or that we will not lose more customers than we expect. Assuming that the retained revenues are in line with our estimate, we project that the net savings from the 2002 restructuring will increase our annual operating income by about $20 million.

The table below provides certain information concerning our restructuring charges. For additional information, see Note 5 to the Notes to our Consolidated Financial Statements included elsewhere herein.

Components of Restructuring Charge	Balance December 31, 2001(1)	Amount of 2002 Charge	Activity in 2002(2)	Balance December 31, 2002(3)
	(in thousands)
Costs to vacate facilities(4)	$3,538	$24,569	$5,849	$22,258
Workforce reduction costs(5)	2,055	2,776	1,369	3,462
Information technology costs(6)	1,417	917	939	1,395

Total	$7,010	$28,262	$8,157	$27,115

(1)	Represents the cash component of the 2001 charge that had not been paid as of December 31, 2001.
(2)	Represents (i) the non-cash component of the 2002 charge that relates to the elements of the 2002 restructuring plan that were implemented through the end of 2002 and (ii) the cash components of the 2001 and 2002 charges that were paid in 2002.
(3)	Represents (i) the non-cash component of the 2002 charge that relates to the elements of the 2002 restructuring plan that will be implemented after 2002 and (ii) the cash components of the 2001 and 2002 charges that were not paid as of December 31, 2002.
(4)	These costs primarily represent (i) payment of obligations under leases offset by estimated sublease opportunities, (ii) the write-off of capital improvements made to such facilities and (iii) the write-off of related goodwill (only in 2001).
(5)	These costs primarily represent severance.
(6)	These costs primarily represent the abandonment of certain information technology projects and the payment of obligations under equipment leases relating to such projects.

As indicated in table above, the aggregate balance of the 2001 and 2002 charges was $27.1 million as of December 31, 2002. We estimate that approximately $13.4 million of the remaining 2001 and 2002 charges will be incurred by December 31, 2003 (comprised of approximately $12.4 million of the cash component and approximately $1.0 million of the non-cash component) and approximately $13.7 million in future periods. These payments will not affect our future earnings because the charges associated with these payments have already been recorded in our 2002 or 2001 results. We expect to make these payments with cash from our operations.

Debt Refinancings and Extraordinary Item

We refinanced approximately $199.4 million of indebtedness in December 2002. In connection with this transaction, we recorded a $1.6 million charge ($0.9 million, net of tax) for the write-off of deferred financing fees attributable to the debt that was refinanced. For additional information concerning this transaction, see “—Liquidity and Capital Resources—Financing Transaction in 2002.”

We refinanced an aggregate of $1,695.7 million of indebtedness and other obligations in April 2001. In connection with this transaction, we recorded the following charges: (i) a pre-tax extraordinary charge of $18.1 million ($11.3 million, net of tax) that relates to the refinancing of indebtedness and primarily reflects the write-off of deferred financing fees attributable to the debt that was refinanced and (ii) a pre-tax charge of $7.8 million ($5.2 million, net of tax) that is recorded in other (income) expense, net, and relates to the refinancing of a synthetic lease.

Results of Operations

Overview of 2002 Results

Our results in 2002 were hurt by the $505.4 million of after-tax charges for non-cash goodwill write-offs and restructuring and refinancing costs described above. These charges are the reason that we ended the year with a net loss of $397.8 million.

If you exclude the charges described above in both 2002 and 2001, then we would have had income, as adjusted, of $107.6 million in 2002, representing a 26.8% decrease from $147.0 million in 2001. The table below reconciles our net income (loss) to our income, as adjusted, to exclude specified charges. We provide this as adjusted data because we believe that an analysis of such data, in conjunction with an analysis of the GAAP data, may be useful to investors in understanding our 2002 results.

	2002	2001
	(in thousands)
Net income (loss)	$(397,825)	$111,256
Plus:
Restructuring charge, net of tax	17,343	19,233
Goodwill impairment charge, net of tax	198,826
Refinancing costs, net of tax	932	5,204
Extraordinary item, net of tax		11,317
Cumulative effect of accounting change (related to goodwill impairment), net of tax	288,339

Income, as adjusted	$107,615	$147,010

Private non-residential construction declined by 16% in 2002, according to Department of Commerce data. This reduced demand for our equipment and put downward pressure on rental rates and on used equipment prices. Our rental rates were down 4.8% and 5.2% for full-year and fourth-quarter 2002, respectively, on a year-over-year basis. The decrease in rental rates was partially offset by a 2.1% increase in the volume of rental transactions at locations open more than one year and by revenues attributable to new locations, partially offset by locations closed or consolidated. The net effect was that our total revenues for the year decreased 2.2% to $2,821.0 million and our same-store rental revenues decreased 2.7%.

The decrease in rental rates and used equipment prices and, to a lesser extent, increases in certain operating costs hurt our gross profit margins. Our gross profit margin from rentals decreased to 32.1% in 2002 from 37.9% in 2001, and our gross profit margin from sales of used rental equipment decreased to 33.7% in 2002 from 39.7% in 2001. On an overall basis our gross profit margin declined to 31.4% in 2002 from 36.0% in 2001.

Our lower revenues and gross profit margins in 2002 are the principal factors that caused income, as adjusted, to decrease to $107.6 in 2002 from $147.0 in 2001. These negative factors were partially offset by the elimination of goodwill amortization in 2002 as described above, which added approximately $36.6 million to our 2002 income, as adjusted.

While income was down in 2002, we maintained ample liquidity. We generated cash flow of $694.1 million, which included $517.9 million from operations and the balance from the sale of used rental equipment. We used $492.3 million of this cash to invest in our rental fleet. At year-end, we had $45.3 million drawn under our revolving credit facility, leaving us with $493.1 million of available borrowing capacity on this facility after taking into account letters of credit.

Additional Information

Years Ended December 31, 2002 and 2001

Revenues.    We had total revenues of $2,821.0 million in 2002, representing a decrease of 2.2% from total revenues of $2,886.6 million in 2001. The different components of our revenues are discussed below:

1.  Equipment Rentals.    Our revenues from equipment rentals were $2,154.7 million in 2002, representing a decrease of 2.6% from $2,212.9 million in 2001. These revenues accounted for 76.4% of our total revenues in 2002 compared with 76.7% of our total revenues in 2001. The decrease in rental revenues principally reflected the following:

•	Our rental revenues from locations open more than one year, or same store rental revenues, decreased by approximately 2.7%. This decrease reflected a decrease in rental rates, which was partially offset by a 2.1% increase in the volume of rental transactions. The decrease in rental rates was 4.8% for full year 2002 and 5.2% for the fourth quarter of 2002 on a year-over-year basis. The decrease in rental rates principally reflected continued weakness in non-residential construction spending.

•	The decrease in same store rental revenues was partially offset by additional revenues attributable to new locations that we acquired or opened. These additional revenues, net of revenues lost due to locations sold or closed, caused our overall decline in rental revenues to be 0.1 percentage points less than it would otherwise have been.

2.  Sales of Rental Equipment.    Our revenues from the sale of rental equipment were $176.2 million in 2002, representing an increase of 19.8% from $147.1 million in 2001. These revenues accounted for 6.2% of our total revenues in 2002 compared with 5.1% of our total revenues in 2001. The increase in these revenues in 2002 reflected an increase in volume partially offset by weaker pricing.

3.  Sales of Equipment and Merchandise and Other Revenues.    Our revenues from “sale of equipment and merchandise and other revenues” were $490.1 million in 2002, representing a decrease of 6.9% from $526.6 million in 2001. These revenues accounted for 17.4% of our total revenues in 2002 compared with 18.2% of our total revenues in 2001. The decrease in these revenues in 2002 principally reflected a decrease in the volume of new equipment sales.

Gross Profit.    Gross profit decreased to $886.3 million in 2002 from $1,039.5 million in 2001. This decrease reflected the decrease in total revenues discussed above, as well as the decrease in gross profit margin described below from equipment rental and the sale of rental equipment. Information concerning our gross profit margin by source of revenue is set forth below:

1.  Equipment Rentals.    Our gross profit margin from equipment rental revenues was 32.1% in 2002 and 37.9% in 2001. The decrease in 2002 principally reflected the decrease in rental rates described above and, to a lesser extent, higher costs related to employee benefits, fleet maintenance and delivery, and facilities.

2.  Sales of Rental Equipment.    Our gross profit margin from sales of rental equipment was 33.7% in 2002 and 39.7% in 2001. The decrease in 2002 primarily reflected continued price weakness in the used equipment market.

3.  Sales of Equipment and Merchandise and Other Revenues.    Our gross profit margin from “sales of equipment and merchandise and other revenues” was 27.6% in 2002 and 27.1% in 2001. The increase in the gross profit margin in 2002 primarily reflected better margins for our service revenue.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses (“SG&A”) were $438.9 million, or 15.6% of total revenues, during 2002 and $441.8 million, or 15.3% of total revenues, during 2001. Our bad debt expense, which is a component of SG&A, was approximately $9.5 million higher in 2002 than in 2001, primarily reflecting an increase in our allowance for doubtful accounts. Without this increase in bad debt expense, our SG&A as a percentage of revenues would have decreased to 15.2% of total revenues in 2002 from 15.6% in 2001. This decrease in SG&A, excluding the change in bad debt expense, primarily reflected our ongoing efforts at cutting costs, including reducing the number of administrative personnel, reducing discretionary expenditures and consolidating certain credit and collection facilities.

Goodwill Impairment.    We recorded a goodwill impairment charge of $247.9 million in the fourth quarter of 2002. See “—Change in Accounting Treatment for Goodwill and Other Intangible Assets” for additional information.

Restructuring Charge.    We recorded a restructuring charge of $28.3 million in 2002 and $28.9 million in 2001. See “—Restructuring Plans in 2002 and 2001” for additional information.

Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization was $59.3 million, or 2.1% of total revenues, in 2002 and $106.8 million, or 3.7% of total revenues, in 2001. This decrease was primarily attributable to a new accounting standard (discussed above under “—Change in Accounting Treatment For Goodwill and Other Intangible Assets”) which eliminated the amortization of goodwill effective January 1, 2002. If goodwill amortization had been eliminated in 2001, then non-rental depreciation and amortization would have been $48.5 million, or 1.7% of total revenues, in 2001. The increase in non-rental depreciation and amortization in 2002 as compared to the amount in 2001, after eliminating goodwill amortization, primarily reflected an increase in our non-rental assets such as facilities and transportation equipment.

Operating Income.    We recorded operating income of $111.9 million in 2002 compared with operating income of $462.0 million in 2001. The principal reason for the decrease in 2002 was the $247.9 million non-cash goodwill impairment charge that we recorded in 2002. However, after excluding that charge our operating income was still lower by approximately $102.2 million from the 2001 level. The principal reason for this decrease was the declines in revenues and gross profit described above. The adverse effects of these factors were partially offset by the decrease in non-rental depreciation and amortization described above.

Interest Expense.    Interest expense decreased to $196.0 million in 2002 from $221.6 million in 2001. This decrease primarily reflected lower interest rates on our variable rate debt.

Preferred Dividends of a Subsidiary Trust.    Preferred dividends of a subsidiary trust were $18.2 million during 2002 as compared to $19.5 million during 2001. The decrease in 2002 reflects our repurchase of a portion of our outstanding trust preferred securities.

Other (Income) Expense.    Other income was $0.9 million in 2002 compared with other expense of $6.4 million in 2001. The other income in 2002 was primarily attributable to the favorable settlement of a lawsuit for net proceeds of $4.0 million, partially offset by other charges including the write-off of $1.6 million of deferred financing fees as described above. The other expense in 2001 was primarily attributable to a $7.8 million charge relating to the refinancing of a synthetic lease as described above. See “—Debt Refinancings and Extraordinary Item.”

Income Taxes.    Income taxes were $8.1 million in 2002 compared with $92.0 million in 2001. Although we had a loss in 2002, we recorded income tax expense because a portion of our $247.9 million goodwill impairment charge was not deductible for federal income tax purposes. If you exclude the goodwill impairment charge in calculating our income, then our effective tax rate in 2002 would have been 39.0% compared with 42.9% in 2001. The decrease in such effective rate in 2002 reflects the elimination of goodwill amortization in 2002 and the non-deductibility for income tax purposes of certain costs included in the 2001 restructuring charge.

Income (Loss) Before Extraordinary Item and Cumulative Effect of Change in Accounting Principle.    We had a loss before extraordinary item and cumulative effect of change in accounting principle of $109.5 million in

2002 compared with income before extraordinary item of $122.6 million in 2001. The loss in 2002 principally reflects the decrease in operating income described above.

Cumulative Effect of Change in Accounting Principle. As described under “—Change in Accounting Treatment for Goodwill and Other Intangible Assets,” we recorded an amount of $288.3 million, net of tax, for impairment of goodwill as part of our transitional impairment test upon the adoption of SFAS No. 142.

Years Ended December 31, 2001 and 2000

Revenues.    We had total revenues of $2,886.6 million in 2001, representing a decrease of 1.1% from total revenues of $2,918.9 million in 2000. The different components of our revenues are discussed below:

1.  Equipment Rentals.    Our revenues from equipment rentals were $2,212.9 million 2001, representing an increase of 7.6% from $2,056.7 million in 2000. These revenues accounted for 76.7% of our total revenues in 2001 compared with 70.5% of our total revenues in 2000. The increase in rental revenues reflected the following:

•	We increased our revenues at locations open more than one year. This increase accounted for approximately 5.6 percentage points of the total increase of 7.6%. The increase in revenues at these locations was due to an increase in the volume of transactions, which was more than sufficient to offset a decline in rental rates. Rental rates for 2001 were down 0.8% compared to 2000.

•	We also had additional revenues because we added new rental locations through start-ups and acquisitions. These additional revenues, net of revenues lost due to locations sold or closed, accounted for approximately 2.0 percentage points of the total increase of 7.6%.

2.  Sales of Rental Equipment.    Our revenues from the sale of rental equipment were $147.1 million in 2001, representing a decrease of 57.7% from $347.7 million in 2000. These revenues accounted for 5.1% of our total revenues in 2001 compared with 11.9% of our total revenues in 2000. This decrease principally reflected our decision to slow investment in new equipment and hold existing equipment longer during a recessionary environment.

3.  Sales of Equipment and Merchandise and Other Revenues.    Our revenues from “sale of equipment and merchandise and other revenues” were $526.6 million in 2001, representing an increase of 2.4% from $514.5 million in 2000. These revenues accounted for 18.2% of our total revenues in 2001 compared with 17.6% of our total revenues in 2000. The 2.4% increase in sales of equipment and merchandise and other revenues was attributable to the increase in the volume of transactions.

Gross Profit.    Gross profit decreased to $1,039.5 million in 2001 from $1,088.6 million in 2000. This decrease reflected the decrease in total revenues discussed above, as well as the decrease in gross profit margin described below from equipment rental and the sales of rental equipment. Information concerning our gross profit margin by source of revenue is set forth below:

1.  Equipment Rentals.    Our gross profit margin from equipment rental revenues was 37.9% in 2001 and 39.9% in 2000. The decrease in 2001 principally reflected: (i) an increase in our cost of equipment rental, which was principally attributable to an increase in the amount of equipment that we hold under operating leases rather than owning, and (ii) the decrease in rental rates described above.

2.  Sales of Rental Equipment.    Our gross profit margin from the sales of rental equipment was 39.7% in 2001 and 40.1% in 2000. This decrease was primarily the result of modest price declines in some geographic areas.

3.  Sales of Equipment and Merchandise and Other Revenues.    Our gross profit margin from “sales of equipment and merchandise and other revenues” was 27.1% in 2001 and 24.9% in 2000. The increase in the gross profit margin in 2001 primarily reflected: (i) lower costs resulting from our ongoing efforts to consolidate our suppliers and further capitalize on our purchasing power and (ii) a shift in mix which resulted in more of our sales being attributable to higher margin areas such as providing services and merchandise sales.

Selling, General and Administrative Expenses.    SG&A was $441.8 million, or 15.3% of total revenues, during 2001 and $454.3 million, or 15.6% of total revenues, during 2000. The decrease in SG&A in 2001 primarily reflected cost-cutting measures that we have taken, including reducing the number of administrative personnel, reducing discretionary expenditures and consolidating certain credit and collection facilities.

Restructuring Charge.    We recorded a restructuring charge of $28.9 million in 2001. See “—Restructuring Plans in 2001 and 2002” for additional information.

Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization was $106.8 million, or 3.7% of total revenues, in 2001 and $86.3 million, or 3.0% of total revenues, in 2000. The increase in the dollar amount of non-rental depreciation and amortization in 2001 primarily reflected (i) the amortization of goodwill attributable to acquisitions completed during 2000 and (ii) additional non-rental vehicles which generally have shorter useful lives.

Operating Income.    We recorded operating income of $462.0 million in 2001 compared with operating income of $547.9 million in 2000. The principal reason for the decrease in 2001 was the $28.9 million restructuring charge and the decrease in revenues from the sale of rental equipment described above.

Interest Expense.    Interest expense decreased to $221.6 million in 2001 from $228.8 million in 2000. This decrease primarily reflected lower interest rates on our variable rate debt.

Preferred Dividends of a Subsidiary Trust.    During 2001 and 2000, preferred dividends of a subsidiary trust were $19.5 million.

Other (Income) Expense.    Other expense was $6.4 million in 2001 compared with other income of $1.8 million in 2000. The increase in other expense in 2001 was primarily attributable to the $7.8 million charge we incurred relating to the refinancing costs of a synthetic lease as described under “—Debt Refinancings and Extraordinary Item.”

Income Taxes.    Income taxes were $92.0 million, or an effective rate of 42.9%, in 2001 compared to $125.1 million, or an effective rate of 41.5%, in 2000. The increase in the effective rate in 2001 was primarily attributable to the non-deductibility for income tax purposes of certain costs included in the restructuring charge.

Income Before Extraordinary Item.    We had income before extraordinary item of $122.6 million in 2001 compared with income before extraordinary item of $176.4 million in 2000. The decrease in 2001 principally reflected the decrease in operating income and the $6.4 million of other expense described above.

Extraordinary Item.    We recorded an extraordinary charge of $18.1 million ($11.3 million, net of tax) in 2001. See “—Debt Refinancings and Extraordinary Item” for additional information.

Liquidity and Capital Resources

Financing Transaction in 2002

In December 2002, we sold $210.0 million aggregate principal amount of our 10 ¾% Senior Notes Due 2008. The gross proceeds to us from the sale of the notes were approximately $203.8 million and the net proceeds were approximately $199.4 million (after deducting the initial purchasers’ discount and offering expenses). These new notes are unsecured and were issued by United Rentals (North America), Inc. (“URI”), a wholly owned subsidiary of United Rentals, Inc. (“Holdings”) and are guaranteed by Holdings and, subject to limited exceptions, our domestic subsidiaries. We used the net proceeds to (i) permanently repay approximately

$99.7 million of outstanding indebtedness under our existing term loan and (ii) repay approximately $99.7 million of outstanding borrowings under our revolving credit facility. For additional information concerning this transaction, see note 9 to our consolidated financial statements included elsewhere in this report.

In connection with the offering of the notes, we amended the agreement governing our existing term loan and revolving credit facility to, among other things, (i) provide us with greater flexibility in maintaining or satisfying certain financial ratios and tests required thereunder through the end of 2004 and (ii) reduce the maximum borrowing available under our revolving credit facility from $750 million to $650 million.

Certain Balance Sheet Changes

The decrease in goodwill at December 31, 2002 as compared to December 31, 2001 was primarily attributable to the write-offs of goodwill as a result of the adoption of SFAS No. 142 as further described under “—Change in Accounting Treatment for Goodwill and Other Intangible Assets.” The decrease in deferred taxes at December 31, 2002 as compared to December 31, 2001 was primarily attributable to the tax effects of the goodwill write-off and the exercise of stock options in 2002. The decrease in retained earnings and stockholders’ equity at December 31, 2002 as compared to December 31, 2001, reflects our net loss in 2002. The increase in additional paid-in capital at December 31, 2002 as compared to December 31, 2001 was primarily attributable to: (i) the issuance of additional shares upon the exercise of stock options and restricted stock, partially offset by common stock repurchased and retired, and (ii) the repurchase of 1,469,000 shares of our Company-obligated mandatorily redeemable convertible preferred securities at a price less than their liquidation preference.

Sources and Uses of Cash

During 2002, we (i) generated cash from operations of $517.9 million, (ii) generated cash from the sale of rental equipment of $176.2 million, (iii) received cash of $63.8 million from the issuance of common stock for the exercise of stock options and (iv) obtained cash from borrowings, net of repayments, of approximately $16.6 million. We used cash during this period principally to (i) pay consideration for acquisitions ($172.6 million), (ii) purchase rental equipment ($492.3 million), (iii) purchase other property and equipment ($38.6 million), (iv) purchase and retire shares of our outstanding common stock ($26.7 million), and (v) repurchase and retire shares of our convertible preferred securities ($38.1 million).

Certain Information Concerning Our Credit Facility

Our revolving credit facility enables United Rentals (North America), Inc. (“URI”), our wholly owned subsidiary, to borrow up to $650 million on a revolving basis and enables one of URI’s Canadian subsidiaries to borrow up to $50 million (provided that the aggregate borrowings of URI and the Canadian subsidiary may not exceed $650 million). Up to $175 million of the revolving credit facility is available in the form of letters of credit. The revolving credit facility will mature and terminate on October 20, 2006.

As of December 31, 2002, borrowings under the revolving credit facility by URI accrue interest, at our option, at either (A) the ABR Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) the Chase Manhattan Bank’s prime rate) plus a margin of 1.50% or (B) an adjusted LIBOR rate plus a margin of 2.50%. The above interest rate margins are adjusted quarterly based on our financial leverage ratio, up to maximum margins of 1.75% and 2.75%, for revolving loans based on the ABR rate and the adjusted LIBOR rate, respectively, and down to minimum margins of 0.75% and 1.75%, for revolving loans based on the ABR rate and the adjusted LIBOR rate, respectively. If at any time an event of default exists, the interest rate applicable to each loan will increase by 2% per annum. We are also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the revolving credit facility.

Certain Information Concerning Receivables Securitization

We have an accounts receivable securitization facility under which one of our subsidiaries can borrow up to $250 million against a collateral pool of accounts receivable. The borrowings under the facility and the receivables in the collateral pool are included in the liabilities and assets, respectively, reflected on our consolidated balance sheet. Key terms of this facility include:

•	borrowings may be made only to the extent that the face amount of the receivables in the collateral pool exceeds the outstanding loans by a specified amount;

•	the facility is structured so that the receivables in the collateral pool are the lenders’ only source of repayment;

•	prior to expiration or early termination of the facility, amounts collected on the receivables may, subject to certain conditions, be retained by the borrower, provided that the remaining receivables in the collateral pool are sufficient to secure the then outstanding borrowings; and

•	after expiration or early termination of the facility, we will repay the borrowings

As of December 31, 2002, (i) the outstanding borrowings under the facility were approximately $160.5 million and (ii) the aggregate face amount of the receivables in the collateral pool was approximately $346.8 million. The agreement governing this facility, which was amended in June 2001, contemplates that the term of the facility may extend for up to three years from the date of the amended facility. However, on each anniversary of such date, the consent of the lender is required for the facility to renew for the next year. The next anniversary date is in June 2003. We plan to seek the lenders’ approval for renewal or, alternatively, seek to obtain a new facility. The lenders under this facility may, at their option, terminate the facility in the event that our long-term senior secured debt securities are at any time rated “B+” or below by Standard & Poor’s Rating Services or “B1” or below by Moody’s Investor Service.

Cash Requirements Related to Operations

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our revolving credit facility. As of March 11, 2003, we had $459.1 million of borrowing capacity available under our $650 million revolving credit facility (reflecting outstanding loans of approximately $48.1 million and outstanding letters of credit in the amount of approximately $142.8 million). We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

We expect that our principal needs for cash relating to our existing operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service, and (v) costs relating to our restructuring plans. We plan to fund such cash requirements relating to our existing operations from our existing sources of cash described above. In addition, we plan to seek additional financing through the securitization of some of our equipment. For information on the scheduled principal payments coming due on our outstanding debt and on the payments coming due under our existing operating leases, see “—Certain Information Concerning Contractual Obligations.”

The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. Based on current conditions, we estimate that capital expenditures for the year 2003 will be approximately $350 million for our existing operations. These expenditures are comprised of approximately $300 million of expenditures to replace rental equipment sold and $50 million of expenditures for the purchase of non-rental equipment. We expect that we will fund such expenditures from proceeds from the sale of used equipment, cash generated from operations and, if required, borrowings available under our revolving credit facility.

We plan to increase the weighted average age of our fleet, which is approximately 36 months, to 42 months by the end of 2003. Over the longer term we may further increase the average age of our fleet to about 45 months. This plan reflects our belief that the optimum age of our fleet is somewhat higher than where it is today. In estimating the optimum age of our fleet, we have taken into account a number of factors, including our current estimates regarding the relationship between age and reliability and maintenance costs and the capital expenditures required to maintain the fleet at a particular age. We will continue to evaluate these factors and, if our estimates prove inaccurate, may modify our plan.

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

Certain Information Concerning Contractual Obligations

The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations:

	2003		2004	2005	2006	2007	Thereafter	Total (2)
	(in thousands)
Debt excluding capital leases (1)	$163,300	(2)	$6,904	$220	$152,802	$531,563	$1,612,392	$2,467,181
Capital leases (1)	20,119		19,650	5,848				45,617
Operating leases(1):
Real estate	68,068		63,613	55,650	50,574	46,383	108,093	392,381
Rental equipment	110,642		88,189	82,325	246,719	39,927		567,802
Other equipment	21,873		15,847	5,239	2,063	1,072	357	46,451
Purchase obligations
Other long-term liabilities

Total	$384,002		$194,203	$149,282	$452,158	$618,945	$1,720,842	$3,519,432

(1)	The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases.
(2)	Includes $160.5 million that is payable should our accounts receivable securitization facility terminate in 2003. As described under “—Certain Information Concerning Receivables Securitization,” subject to the lenders’ consent being obtained, the term of this facility may be extended. Extension of the facility in 2003 would reduce the debt payable in 2003 from $163.3 million to $2.8 million and increase by a corresponding amount the debt payable in the year during which the extended facility terminates.

Certain Information Concerning Off-Balance Sheet Arrangements

Restricted Stock.    We have granted to employees other than executive officers and directors approximately 1,165,000 shares of restricted stock that contain the following provisions. The shares vest in 2004, 2005 or 2006 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. The grants provide that we will pay to employees who vest in their restricted stock, and who sell their restricted stock within five trading days after vesting, a maximum aggregate amount for all these employees of: (i) approximately $300,000 for each dollar by which the per share proceeds of these sales are less than $27.26 but more than $15.17; (ii) a maximum aggregate amount for all these employees of approximately $500,000 for each dollar by which the per share proceeds of these sales are less than $15.17 but more than $9.18; and (iii) a maximum aggregate amount for all these employees of approximately $1,165,000 for each dollar by which the per share proceeds of these sales are less than $9.18.

Operating Leases.    We lease real estate, rental equipment and non-rental equipment under operating leases as a regular business activity. As part of many of our equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. The use of these guarantees helps to lower our monthly operating lease payments. We believe that the projected residual values are reasonable and, accordingly, that we are not likely to incur material obligations pursuant to such guarantees. However, we cannot be certain that the actual residual values will not turn out to be significantly below the projected values that we guaranteed. Our maximum potential liability under these guarantees is $231.6 million, which represents the aggregate amount that we would be required to pay if the residual value was zero for all equipment subject to such guarantees. In conformity with applicable accounting standards, this potential liability is not recorded on our balance sheet. For additional information concerning lease payment obligations under our operating leases, see “—Certain Information Concerning Contractual Obligations” and note 15 to our consolidated financial statements included elsewhere in this Report.

Certain Information Concerning Trust Preferred Securities

In August 1998, a subsidiary trust of United Rentals, Inc. sold six million shares of 6½% Convertible Quarterly Income Preferred Securities (“Trust Preferred Securities”) for aggregate consideration of $300 million. During 2002, we repurchased 1,469,000 of these shares for aggregate consideration of approximately $38.1 million, which represents a discount of approximately 48% relative to the aggregate liquidation preference of approximately $73.5 million.

Relationship Between Holdings and URI

United Rentals, Inc. (“Holdings”) is principally a holding company and primarily conducts its operations through its wholly owned subsidiary United Rentals (North America), Inc. (“URI”) and subsidiaries of URI. Holdings provides certain services to URI in connection with its operations. These services principally include: (i) senior management services, (ii) finance related services and support, (iii) information technology systems and support, and (iv) acquisition related services. In addition, Holdings leases certain equipment and real property that are made available for use by URI and its subsidiaries. URI has made, and expects to continue to make, certain payments to Holdings in respect of the services provided by Holdings to URI. The expenses relating to URI’s payments to Holdings are reflected on URI’s financial statements as selling, general and administrative expenses. In addition, although not legally obligated to do so, URI has in the past, and expects that it will in the future, make distributions to Holdings to, among other things, enable Holdings to pay dividends on the Trust Preferred Securities that were issued by a subsidiary trust of Holdings as described above.

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

Fluctuations in Operating Results

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term. Certain of the general factors that may cause such fluctuations are discussed under “—Factors that May Influence Future Results and Accuracy of Forward Looking Statements—Fluctuations of Operating Results.”

Accounting For Certain Expenses Relating to Potential Acquisitions

In accordance with accounting principles generally accepted in the United States, we capitalize certain direct out-of-pocket expenditures (such as legal and accounting fees) relating to potential or pending acquisitions.

Indirect acquisition costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred. Our policy is to charge against earnings any capitalized expenditures relating to any potential or pending acquisition that we determine will not be consummated. There can be no assurance that in future periods we will not be required to incur a charge against earnings in accordance with such policy, which charge, depending upon the magnitude thereof, could adversely affect our results of operations.

Seasonality

Our business is seasonal with demand for our rental equipment tending to be lower in the winter months. The seasonality of our business is heightened because we offer for rent traffic control equipment. Branches that rent a significant amount of this type of equipment tend to generate most of their revenues and profits in the second and third quarters of the year, slow down during the fourth quarter and operate at a loss during the first quarter.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had, and is not likely in the foreseeable future to have, a material impact on our results of operations.

Impact of Recently Issued Accounting Standards

We adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. This standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” Under this standard, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests on a reporting unit level. For additional information, see “-Change in Accounting Treatment For Goodwill and Other Intangible Assets.” Other intangible assets are being amortized over their estimated useful lives.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. We adopted this standard on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This standard rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This standard also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This standard amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency related to the required accounting for sale-leaseback transactions and certain lease modifications. This standard also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted this standard on January 1, 2003, and we will reclassify a pre-tax extraordinary loss of approximately $18.1 million recognized during the second quarter of 2001 to operating income. The adoption of the remaining provisions of SFAS No. 145 did not have a material effect on our consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard nullifies EITF Issue

No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This standard is effective for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation requires certain guarantees entered into after December 31, 2002 to be initially recognized and recorded at fair value and also requires new disclosures related to guarantees even if the likelihood of a guarantor having to make payments under the guarantees is remote. We adopted this interpretation as of December 31, 2002 and such adoption did not have an impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This standard provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123, “Accounting for Stock-Based Compensation,” but does not require us to use the fair value method. This standard also amends certain disclosure requirements related to stock-based employee compensation. We adopted the disclosure portion of this standard as of December 31, 2002 and such adoption is reflected in Note 2 to the Notes to our Consolidated Financial Statements.

Factors that May Influence Future Results and Accuracy of Forward-Looking Statements

Sensitivity to Changes in Construction and Industrial Activities

Our equipment is principally used in connection with construction and industrial activities. Consequently, decreases in construction or industrial activity due to a recession or other reasons may lead to a decrease in the demand for our equipment or the prices that we can charge. Any such decrease could adversely affect our revenues and operating results. For example, as discussed above, our 2002 revenues, pricing and operating results were adversely affected by a significant decline in non-residential construction activity.

We have identified below certain factors that may cause a further downturn in construction and industrial activity, either temporarily or long-term:

•	a continuation or a worsening of the current recessionary environment;

•	an increase in interest rates;

•	adverse weather conditions which may temporarily affect a particular region; or

•	terrorism or hostilities involving the United States.

In addition, demand for our equipment may not reach projected levels in the event that funding for highway and other construction projects under government programs is reduced.

Fluctuations of Operating Results

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors. These factors include:

•	seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

•	completion of acquisitions;

•	changes in the amount of revenue relating to renting traffic control equipment, since revenues from this equipment category tend to be more seasonal than the rest of our business;

•	changes in the size of our rental fleet or in the rate at which we sell our used equipment;

•	changes in demand for our equipment or the prices therefor due to changes in economic conditions, competition or other factors;

•	changes in the interest rates applicable to our floating rate debt;

•	increases in the cost of fuel due to the current military conflict or other factors;

•	if we determine that a potential acquisition will not be consummated, the need to charge against earnings any expenditures relating to such transaction (such as financing commitment fees, merger and acquisition advisory fees and professional fees) previously capitalized;

•	the possible need, from time to time, to take goodwill write-offs as described below or other write-offs or special charges due to a variety of occurrences such as the adoption of new accounting standards, store consolidations or closings or the refinancing of existing indebtedness.

Substantial Goodwill

At December 31, 2002, we had on our balance sheet net goodwill in the amount of $1,705.2 million, which represented approximately 36.4% of our total assets at such date. This goodwill is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair value of the net assets of those businesses. We are required to test our goodwill for impairment at least annually. In general, this means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill as an expense. Any write-off would adversely affect our results, as was the case in 2002 as described above.

We test for goodwill impairment on a branch-by-branch basis rather than on an aggregate basis. This means that a goodwill write-off is required even if only one or a limited number of our branches has impairment and even if there is no impairment for all our branches on an aggregate basis. Factors that may cause future impairment at a particular branch, in addition to macro economic factors that affect all our branches, include changes in local demand and local competitive conditions. The fact that we test for impairment on a branch-by-branch basis increases the likelihood that we will be required to take additional non-cash goodwill write-offs in the future, although we cannot quantify at this time the magnitude of any future write-off.

Substantial Indebtedness

At December 31, 2002, our total indebtedness was approximately $2,512.8 million. Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

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

A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2002, we had $844.9 million of variable rate indebtedness.

Need to Satisfy Financial and Other Covenants in Debt Agreements

Under the agreements governing our credit facility and our term loan, we are required to, among other things, satisfy certain financial tests relating to: (a) minimum interest coverage ratio, (b) the ratio of funded debt to cash flow, (c) the ratio of senior debt to tangible assets and (d) the ratio of senior debt to cash flow. If we are unable to satisfy any of these covenants, the lenders could elect to terminate the credit facility and require us to repay the outstanding borrowings under the credit facility and our term loan. In such event, unless we are able to refinance the indebtedness coming due and replace the revolving credit facility, we would likely not have sufficient liquidity for our business needs and be forced to adopt an alternative strategy as described above. We cannot be sure that any alternative strategy could be effected on favorable terms or at all.

We are also subject to various other covenants under the agreements governing our credit facility, term loan and other indebtedness. These covenants limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, create liens, make acquisitions, sell assets and engage in mergers and acquisitions. These covenants could adversely affect our business by significantly limiting our operating and financial flexibility.

Dependence on Additional Capital

If the cash that we generate from our business, together with cash that we may borrow under our credit facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. We cannot, however, be certain that any additional financing will be available or, if available, will be available on terms that are satisfactory to us. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment, making acquisitions, opening new rental locations and refinancing existing indebtedness.

Certain Risks Relating to Acquisitions

We have grown in part through acquisitions and may continue to do so. The making of acquisitions entails certain risks, including:

•	unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations;

•	difficulty in assimilating the operations and personnel of the acquired company with our existing operations or in maintaining uniform standards; and

•	loss of key employees of the acquired company.

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

Liability and Insurance

We are exposed to various possible claims relating to our business. These possible claims include those relating to (1) personal injury or death caused by equipment rented or sold by us, (2) motor vehicle accidents involving our delivery and service personnel and (3) employment related claims. We carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully protect us for a number of reasons, including:

•	our coverage is subject to deductibles of $2 million for general liability and $3 million for automobile liability and limited to a maximum of $100 million per occurrence;

•	we do not maintain coverage for environmental liability (other than legally required fuel storage tank coverage), since we believe that the cost for such coverage is high relative to the benefit that it provides; and

•	certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by our insurance.

If we are found liable for any significant claims that are not covered by insurance, our operating results could be adversely affected. We cannot be certain that insurance will continue to be available to us on economically reasonable terms, if at all.

Environmental and Safety Regulations

Our operations are subject to numerous laws governing environmental protection and occupational health and safety matters. These laws regulate such issues as wastewater, stormwater, solid and hazardous wastes and materials, and air quality. Under these laws, we may be liable for, among other things, (1) the costs of investigating and remediating contamination at our sites as well as sites to which we sent hazardous wastes for disposal or treatment regardless of fault and (2) fines and penalties for non-compliance. Our operations generally do not raise significant environmental risks, but we use hazardous materials to clean and maintain equipment, and dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from underground and above-ground storage tanks located at certain of our locations.

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

Labor Matters

We have 1,063 employees that are represented by unions and covered by collective bargaining agreements. If we should experience a prolonged labor dispute involving a significant number of our employees, our ability to serve our customers could be adversely affected. Furthermore, our labor costs could increase as a result of the settlement of actual or threatened labor disputes.

Operations Outside the United States

Our operations in Canada and Mexico are subject to the risks normally associated with international operations. These include (1) the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates, (2) the need to comply with foreign laws and (3) the possibility of political or economic instability in foreign countries.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily consists of (1) interest rate risk associated with our variable rate debt and (2) foreign currency exchange rate risk primarily associated with our Canadian operations.

Interest Rate Risk.    We periodically utilize interest rate swap agreements to manage and mitigate our exposure to changes in interest rates. At December 31, 2002, we had interest rate protection in the form of swap agreements with an aggregate notional amount of $500.0 million. The effect of some of these agreements is to limit the interest rate exposure to 9.5% on $200.0 million of our term loan. The effect of the remainder of these agreements is to convert $300.0 million of our fixed rate 9  1/4% Notes to a floating rate instrument through 2009.

We have the following indebtedness that bears interest at a variable rate: (i) all borrowings under our $650 million revolving credit facility ($45.3 million outstanding as of December 31, 2002), (ii) our term loan ($639.0 million remaining outstanding as of December 31, 2002), and (iii) all borrowings under our $250 million accounts receivable securitization facility ($160.5 million outstanding as of December 31, 2002). The weighted average interest rates applicable to our variable rate debt as of December 31, 2002 were (i) 5.3% for the revolving credit facility, (ii) 4.8% for the term loan, and (iii) 2.2% for the receivables securitization facility. Based upon the amount of variable rate debt outstanding, taking into account our interest rate swap agreements, as of December 31, 2002 (approximately $944.9 million in the aggregate), our earnings would decrease by approximately $5.8 million for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facility from time to time. For additional information concerning the terms of our variable rate debt, see Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

Currency Exchange Risk.    The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2002 relative to the company as a whole, a 10% change in this exchange rate would have caused our earnings to change by approximately $1.8 million. In addition, we periodically enter into foreign exchange contracts to hedge our transaction exposures. At December 31, 2002, we had no outstanding foreign exchange contracts. We do not engage in purchasing forward exchange contracts for speculative purposes.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

United Rentals, Inc.

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the management of United Rentals, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company adopted Statement of Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/    ERNST & YOUNG LLP

MetroPark, New Jersey

February 20, 2003

UNITED RENTALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2001
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$19,231	$27,326
Accounts receivable, net of allowance for doubtful accounts of $48,542 in 2002 and $47,744 in 2001	466,196	450,273
Inventory	91,798	85,764
Prepaid expenses and other assets	131,293	133,217
Rental equipment, net	1,845,675	1,747,182
Property and equipment, net	425,352	410,053
Goodwill, net	1,705,191	2,199,774
Other intangible assets, net	5,821	7,927

	$4,690,557	$5,061,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$207,038	$204,773
Debt	2,512,798	2,459,522
Deferred taxes	225,587	297,024
Accrued expenses and other liabilities	187,079	174,687

Total liabilities	3,132,502	3,136,006
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust	226,550	300,000
Stockholders’ equity:
Preferred stock—$.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$300,000 liquidation preference, 300,000 shares issued and outstanding	3	3
Series D perpetual convertible preferred stock—$150,000 liquidation preference, 150,000 shares issued and outstanding	2	2
Common stock—$.01 par value, 500,000,000 shares authorized, 76,657,521 shares issued and outstanding in 2002 and 73,361,407 in 2001	765	734
Additional paid-in capital	1,341,290	1,243,586
Deferred compensation	(52,988)	(55,794)
Retained earnings	69,281	467,106
Accumulated other comprehensive loss	(26,848)	(30,127)

Total stockholders’ equity	1,331,505	1,625,510

	$4,690,557	$5,061,516

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2002	2001	2000
	(In thousands, except per share amounts)
Revenues:
Equipment rentals	$2,154,681	$2,212,900	$2,056,683
Sales of rental equipment	176,179	147,101	347,678
Sales of equipment and merchandise and other revenues	490,129	526,604	514,500

Total revenues	2,820,989	2,886,605	2,918,861
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,137,609	1,053,635	907,477
Depreciation of rental equipment	325,548	320,963	328,131
Cost of rental equipment sales	116,821	88,742	208,182
Cost of equipment and merchandise sales and other operating costs	354,734	383,795	386,501

Total cost of revenues	1,934,712	1,847,135	1,830,291

Gross profit	886,277	1,039,470	1,088,570
Selling, general and administrative expenses	438,918	441,751	454,330
Goodwill impairment	247,913
Restructuring charge	28,262	28,922
Non-rental depreciation and amortization	59,301	106,763	86,301

Operating income	111,883	462,034	547,939
Interest expense	195,961	221,563	228,779
Preferred dividends of a subsidiary trust	18,206	19,500	19,500
Other (income) expense, net	(900)	6,421	(1,836)

Income (loss) before provision for income taxes, extraordinary item and cumulative effect of change in accounting principle	(101,384)	214,550	301,496
Provision for income taxes	8,102	91,977	125,121

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(109,486)	122,573	176,375
Extraordinary item, net of tax benefit of $6,759		11,317
Cumulative effect of change in accounting principle, net of tax benefit of $60,529	(288,339)

Net income (loss)	$(397,825)	$111,256	$176,375

Earnings (loss) per share—basic:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(1.45)	$1.70	$2.48
Extraordinary item, net		0.16
Cumulative effect of change in accounting principle, net	(3.80)

Net income (loss)	$(5.25)	$1.54	$2.48

Earnings (loss) per share—diluted:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(1.45)	$1.30	$1.89
Extraordinary item, net		0.12
Cumulative effect of change in accounting principle, net	(3.80)

Net income (loss)	$(5.25)	$1.18	$1.89

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Common Stock
	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Number of Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance, December 31, 1999			72,051	$721	$ 786,173		$179,475		$ 317
Comprehensive income:
Net income							176,375	$ 176,375
Other comprehensive income:
Foreign currency translation adjustments								(7,264)	(7,264)

Comprehensive income								$ 169,111

Issuance of common stock			774	8	9,867
Exercise of common stock options			26		421
Shares repurchased and retired			(1,785)	(18)	(30,932)

Balance, December 31, 2000			71,066	711	765,529		355,850		(6,947)
Comprehensive income:
Net income							111,256	$111,256
Other comprehensive income:
Foreign currency translation adjustments								(16,137)	(16,137)
Cumulative effect on equity of adopting SFAS 133, net of tax								(2,516)	(2,516)
Derivatives qualifying as hedges, net of tax								(4,527)	(4,527)

Comprehensive income								$ 88,076

Issuance of common stock under deferred compensation plans			2,928	29	61,941	$(61,970)
Amortization of deferred compensation						6,176
Issuance of Series C perpetual convertible preferred stock	$3				286,734
Issuance of Series D perpetual convertible preferred stock		$2			143,667
Issuance of common stock			3		50
Exercise of common stock options			715	8	10,409
Shares repurchased and retired			(1,351)	(14)	(24,744)

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

			Common Stock
	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Number of Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2001	3	2	73,361	734	1,243,586	(55,794)	467,106		(30,127)
Comprehensive income (loss):
Net loss							(397,825)	$(397,825)
Other comprehensive income:
Foreign currency translation adjustments								2,484	2,484
Derivatives qualifying as hedges, net of tax								795	795

Comprehensive loss:								$(394,546)

Issuance of common stock under deferred compensation plans			469	3	8,634	(8,637)
Amortization of deferred compensation						11,443
Exercise of common stock options			3,736	37	77,768
Common stock repurchased and retired			(1,066)	(11)	(26,715)
Convertible debt converted to common stock			157	2	2,678
Liquidation preference in excess of amounts paid for Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust					35,339

Balance December 31, 2002	$3	$2	76,657	$765	$1,341,290	$(52,988)	$69,281		$(26,848)

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2002	2001	2000
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(397,825)	$111,256	$176,375
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	384,850	427,726	414,432
Gain on sales of rental equipment	(59,359)	(58,359)	(139,496)
Gain on sales of businesses			(4,084)
Amortization of deferred compensation	11,443	6,176
Restructuring charge	2,497	10,893
Goodwill impairment	247,913
Extraordinary item		18,076
Cumulative effect of a change in accounting principle, net of tax	288,339
Deferred taxes	5,871	100,683	109,280
Changes in operating assets and liabilities:
Accounts receivable	(6,949)	24,888	8,613
Inventory	21,189	87,084	69,706
Prepaid expenses and other assets	8,353	8,148	(29,848)
Accounts payable	2,252	(58,713)	(16,091)
Accrued expenses and other liabilities	9,335	18,852	(76,166)

Net cash provided by operating activities	517,909	696,710	512,721

Cash Flows From Investing Activities:
Purchases of rental equipment	(492,259)	(449,770)	(808,204)
Purchases of property and equipment	(38,599)	(47,548)	(153,770)
Proceeds from sales of rental equipment	176,179	147,101	347,678
Proceeds from sales of businesses			19,246
Purchases of other companies	(172,583)	(54,838)	(347,337)
Payments of contingent purchase price		(2,103)	(16,266)
In-process acquisition costs	(4,342)	(2,485)	(4,285)
Deposits on rental equipment purchases	(4,644)

Net cash used in investing activities	(536,248)	(409,643)	(962,938)

Cash Flows From Financing Activities:
Proceeds from debt	508,316	2,053,467	456,202
Payments on debt	(491,728)	(2,300,507)	(134,599)
Proceeds from sale-leaseback		12,435	193,478
Payments of financing costs	(6,197)	(29,042)	(16,408)
Proceeds from the exercise of common stock options	63,755	10,417	331
Shares repurchased and retired	(26,726)	(24,758)	(30,950)
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust repurchased and retired	(38,111)

Net cash provided by (used in) financing activities	9,309	(277,988)	468,054
Effect of foreign exchange rates	935	(16,137)	(7,264)

Net increase (decrease) in cash and cash equivalents	(8,095)	(7,058)	10,573
Cash and cash equivalents at beginning of year	27,326	34,384	23,811

Cash and cash equivalents at end of year	$19,231	$27,326	$34,384

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31
	2002	2001	2000
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$212,199	$230,385	$248,763
Cash paid for taxes, net of refunds	$(1,454)	$(30,799)	$23,746

Supplemental schedule of non-cash investing and financing activities
Conversion of operating leases to capital leases	$31,451
Conversion of convertible debt to common stock	$2,680

The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$172,222	$21,465	$529,204
Liabilities assumed	(4,705)	(4,612)	(133,120)
Less:
Amounts paid in common stock			(10,000)
Amounts paid through issuance of debt		(600)	(65,500)

	167,517	16,253	320,584
Due to seller and other payments	5,066	38,585	26,753

Net cash paid	$172,583	$54,838	$347,337

See accompanying notes.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

United Rentals, Inc. (“Holdings”) is principally a holding company and conducts its operations primarily through its wholly owned subsidiary United Rentals (North America), Inc. (“URI”) and subsidiaries of URI. Holdings was incorporated in July 1998 and became the parent of URI on August 5, 1998, pursuant to the reorganization of the legal structure of URI. Prior to such reorganization, the name of URI was United Rentals, Inc. References herein to the “Company” refer to Holdings and its subsidiaries, with respect to periods following the reorganization, and to URI and its subsidiaries, with respect to periods prior to the reorganization. As a result of the reorganization, Holdings’ primary asset is its sole ownership of all issued and outstanding shares of common stock of URI. URI’s various credit agreements and debt instruments place restrictions on its ability to transfer funds to its shareholder.

The Company rents a broad array of equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others in the United States, Canada and Mexico. In addition to renting equipment, the Company sells used rental equipment, acts as a dealer for new equipment and sells related merchandise, parts and service. The nature of the Company’s business is such that short-term obligations are typically met by cash flow generated from long-term assets. Therefore, the accompanying balance sheets are presented on an unclassified basis.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, giving retroactive effect for the reorganization for all periods presented. All significant intercompany accounts and transactions have been eliminated.

2.    Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts. This allowance reflects the Company’s estimate of the amount of its receivables that it will be unable to collect.

Inventory

Inventory consists of equipment, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market and is net of a reserve for obsolescence and shrinkage of $6.5 million and $9.4 million at December 31, 2002 and 2001, respectively. Cost is determined on either a weighted average or first-in, first-out method.

Rental Equipment

Rental equipment is recorded at cost and depreciated over the estimated useful lives of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to ten years. Rental equipment is depreciated to a salvage value of zero to ten percent of cost. Ordinary repair and maintenance costs are charged to operations as incurred.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. The range of estimated useful lives for property and equipment is two to thirty-nine years. Ordinary repair and maintenance costs are charged to operations as incurred. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining life of the lease, whichever is shorter.

Goodwill

Goodwill consists of the excess of cost over the fair value of identifiable net assets of businesses acquired and is amortized on a straight-line basis over forty years. Beginning January 1, 2002, goodwill is no longer amortized, but is tested on at least an annual basis for impairment, see Note 4.

Other Intangible Assets

Other intangible assets consists of non-compete agreements. The non-compete agreements are being amortized on a straight-line basis for periods ranging from three to eight years.

Long-Lived Assets

Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets, the Company assesses the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, as determined by a nondiscounted cash flow analysis over the remaining useful life, the carrying value would be reduced to its estimated fair value. There have been no material impairments recognized in these financial statements.

Derivative Financial Instruments

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, all derivatives are required to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge. Derivative financial instruments are periodically used by the Company in the management of its interest rate and foreign currency exposures. Derivative financial instruments are not used for trading purposes.

Translation of Foreign Currency

Assets and liabilities of the Company’s subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars are translated into U.S. dollars using exchange rates at the end of the year. Revenues and expenses are translated at average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss within shareholders’ equity.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the revolving credit facility, term loan, and receivables securitization are determined using current interest rates for similar instruments as of December 31, 2002 and 2001 and approximate the carrying value of these financial instruments due to the fact that the underlying instruments

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include provisions to adjust interest rates to approximate fair market value. The estimated fair value of the Company’s other financial instruments at December 31, 2002 and 2001 are based upon available market information and are as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Redeemable convertible preferred securities	$226,550	$126,324	$300,000	$204,480
Senior and senior subordinated notes	1,605,947	1,454,113	1,401,653	1,427,850
Other debt	61,984	57,041	40,717	40,717

Preferred Stock

The Company issued Series A Perpetual Convertible Preferred Stock (“Series A Preferred”) and Series B Perpetual Convertible Preferred Stock (“Series B Preferred”) in 1999 and included such preferred stock in stockholders’ equity. In July 2001, the SEC issued guidance to all public companies as to when redeemable preferred stock may be classified as stockholders’ equity. This guidance indicates that preferred stock that would be subject to redemption on the occurrence of an event outside the control of the issuer may not be classified as equity and that the probability of the event occurring is not a factor to be considered. Under this guidance, the Series A Preferred and Series B Preferred would not be included in stockholders’ equity because this stock would be subject to mandatory redemption on a hostile change of control. On September 28, 2001, the Company entered into an agreement effecting the exchange of new Series C Perpetual Convertible Preferred Stock (“Series C Preferred”) for the Series A Preferred and new Series D Perpetual Convertible Preferred Stock (“Series D Preferred”) for the Series B Preferred (see Note 11). The Series C Preferred and Series D Preferred stock is not subject to mandatory redemption on a hostile change of control, and is classified as stockholders’ equity under the recently issued SEC guidance.

The effect of the foregoing is that the Company’s perpetual convertible preferred stock is classified as stockholders’ equity as of September 28, 2001 and thereafter, but is classified outside of stockholders’ equity for earlier dates. Accordingly, the Company has restated the 2000 balance sheet to show its $430.8 million of perpetual convertible preferred stock under “Series A and B Preferred Stock” rather than under “Stockholders’ Equity.” The Company has also made a corresponding change to the related Consolidated Statements of Stockholders’ Equity. In all other respects, the financial statements remain unchanged, including total assets and liabilities, revenues, operating income, net income and earnings per share.

Revenue Recognition

Revenue related to the sale of equipment and merchandise is recognized at the time of delivery to, or pick-up by, the customer. Revenue related to rental equipment is recognized over the contract term.

Advertising Expense

The Company advertises primarily through trade publications and Yellow Pages. Advertising expense is recognized over the period of related benefit. Advertising expense was $7.8 million, $11.9 million and $23.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial statement and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not realized in future periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include restructuring charges, allowance for doubtful accounts, useful lives for depreciation, goodwill and other asset impairments, loss contingencies and fair values of financial instruments. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base. The Company’s largest customer in 2002 represented approximately 1% of total revenues and no single customer represented greater than 1% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. At December 31, 2002, the Company had six stock-based compensation plans (see Note 12). Since stock options are granted by the Company with exercise prices at or greater than the fair value of the shares at the date of grant, no compensation expense is recognized. Restricted stock awards granted by the Company are recognized as deferred compensation. The Company recognizes compensation expense related to these restricted stock awards over their vesting periods. The following table provides additional information related to the Company’s stock-based compensation arrangements for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	December 31
	2002	2001	2000
Net income (loss), as reported	$(397,825)	$111,256	$176,375
Plus: Stock-based compensation expense included in reported net income (loss), net of tax	6,980	3,613
Less: Stock-based compensation expense determined using the fair value method, net of tax	(11,402)	(11,798)	(20,000)

Pro forma net income (loss)	$(402,247)	$103,071	$156,375

Basic earnings (loss) per share:
As reported	$(5.25)	$1.54	$2.48
Pro forma	$(5.31)	$1.43	$2.20
Diluted earnings (loss) per share:
As reported	$(5.25)	$1.18	$1.89
Pro forma	$(5.31)	$1.09	$1.69

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted was $5.57, $7.34 and $7.70 during 2002, 2001 and 2000, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model which uses subjective assumptions which can materially affect fair value estimates and, therefore, does not necessarily provide a single measure of fair value of options. The Company used a risk-free interest rate average of 2.01%, 3.74% and 5.15% in 2002, 2001 and 2000, respectively, a volatility factor for the market price of the Company’s common stock of 66%, 49% and 69% in 2002, 2001 and 2000, respectively, and a weighted-average expected life of options of approximately three years in 2002, 2001 and 2000. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options’ vesting period. Since the number of options granted and their fair value may vary significantly from year to year, the pro forma compensation expense in future years may be materially different.

Insurance

The Company is insured for general liability, automobile liability, workers’ compensation, and group medical claims up to a specified claim and aggregate amounts (subject to deductibles of two million dollars for general liability and three million dollars for automobile liability). Insured losses subject to this deductible are accrued based upon the aggregate liability for reported claims incurred and an estimated liability for claims incurred but not reported. These liabilities are not discounted.

Impact of Recently Issued Accounting Standards

The Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. This standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” Under this standard, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests on a reporting unit level. For additional information see Note 4. Other intangible assets are being amortized over their estimated useful lives.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The Company adopted this standard on January 1, 2002 and such adoption did not have an impact on its consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This standard rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This standard also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This standard amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency related to the required accounting for sale-leaseback transactions and certain lease modifications. This standard also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted this standard on January 1, 2003, and will reclassify a pre-tax extraordinary loss of approximately $18.1 million recognized during the second quarter of 2001 to operating income. The adoption of the remaining provisions of SFAS No. 145 did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This standard addresses financial accounting and reporting for costs associated with exit or disposal

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The restructuring charge in 2002 was recorded in accordance with EITF Issue No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation requires certain guarantees entered into after December 31, 2002 to be initially recognized and recorded at fair value and also requires new disclosures related to guarantees even if the likelihood of a guarantor having to make payments under the guarantees is remote. The Company adopted this interpretation as of December 31, 2002 and such adoption did not have an impact on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This standard provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123, “Accounting for Stock-Based Compensation,” but does not require the Company to use the fair value method. This standard also amends certain disclosure requirements related to stock-based employee compensation. The Company adopted the disclosure portion of this standard as of December 31, 2002 and such adoption is reflected under “—Stock-Based Compensation” above.

Reclassifications

Certain prior year balances have been reclassified to conform to the 2002 presentation.

3.    Acquisitions

The acquisitions completed during the years ended December 31, 2002, 2001 and 2000 include 2, 3 and 53 acquisitions, respectively, that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company’s results of operations from their respective acquisition dates.

On June 30, 2002, the Company acquired 35 rental locations from National Equipment Services, Inc. for initial consideration of approximately $111.6 million in cash, which was determined based primarily on the number of locations acquired and their financial performance. The acquisition of these rental locations was made to complement the Company’s existing network of rental locations. The results of operations of the acquisitions are included in the Company’s statement of operations as of the date of acquisition. The initial consideration paid by the Company for the other 2002 acquisition was approximately $45.9 million in cash. The Company estimates that approximately $93.1 million of goodwill related to the 2002 acquisitions will be deductible for tax purposes.

The aggregate initial consideration paid by the Company for 2001 acquisitions that were accounted for as purchases was approximately $12.1 million and consisted of approximately $11.5 million in cash and $0.6 million in seller notes. In addition, the Company repaid or assumed outstanding indebtedness in the aggregate amount of approximately $4.9 million.

During 2000, the Company purchased the outstanding stock and certain assets of (i) Liddell Brothers Inc., in February, (ii) Safety Lites Sales and Leasing, Inc., in March, (iii) Durante Equipment Corp., Inc., in June, (iv) Horizon High Reach, Inc., in September, and (v) Wiese Planning & Engineering Inc., in December. The aggregate initial consideration paid for these five acquisitions that were accounted for as purchases was

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $153.1 million and consisted of $83.8 million in cash and 761,905 shares of common stock and $59.3 million in seller notes. In addition, the Company repaid or assumed outstanding indebtedness of these companies acquired in the aggregate amount of approximately $5.5 million.

The aggregate initial consideration paid by the Company for other 2000 acquisitions that were accounted for as purchases was $210.2 million and consisted of approximately $184.6 million in cash and $6.2 million in seller notes. In addition, the Company repaid or assumed outstanding indebtedness of the companies acquired in the other 2000 acquisitions in the aggregate amount of $77.5 million.

The purchase prices for all acquisitions accounted for as purchases have been allocated to the assets acquired and liabilities assumed based on their respective fair values at their respective acquisition dates. However, the Company has not completed its valuation of all of its purchases and, accordingly, the purchase price allocations are subject to change when additional information concerning asset and liability valuations are completed. The preliminary purchase price allocations that are subject to change primarily consist of rental and non-rental equipment valuations. These allocations are finalized within 12 months of the acquisition date and are not expected to result in significant differences between the preliminary and final allocations.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2002 and 2001 as though each acquisition described above was made on January 1, 2001 (in thousands, except per share data).

	2002	2001
Revenues	$2,851,853	$3,000,196
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(108,871)	125,340
Basic earnings (loss) before extraordinary item and cumulative effect of change in accounting principle per share	$(1.44)	$1.74

Diluted earnings (loss) before extraordinary item and cumulative effect of change in accounting principle per share	$(1.44)	$1.33

The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

4.    Goodwill and Other Intangible Assets

Changes in the Company’s carrying amount of goodwill for 2002 are as follows (in thousands):

Balance at December 31, 2001	$2,199,774
Impairment charges	(596,781)
Foreign currency translation and other adjustments	945
Goodwill related to acquisitions	101,253

Balance at December 31, 2002	$1,705,191

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” issued by the Financial Accountants Standards Board (“FASB”). Under this standard, goodwill, which was previously amortized over 40 years, is no longer amortized. The Company amortized approximately $58.4 million of goodwill in 2001. The

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s approximately $5.8 million of other intangible assets, will continue to be amortized over their estimated useful lives. Under the new accounting standard, the Company is required to periodically review its goodwill for impairment. In general, this means that the Company must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on its balance sheet. If the fair value of the goodwill is less than the recorded value, the Company is required to write off the excess goodwill as an expense.

The Company completed its initial impairment analysis in the first quarter of 2002 and recorded a non-cash charge of approximately $348.9 million ($288.3 million, net of tax). The Company completed a subsequent impairment analysis in the fourth quarter of 2002 and recorded an additional non-cash impairment charge of approximately $247.9 million. The first impairment charge, net of tax, was recorded on the statement of operations as a “Cumulative Effect of Change in Accounting Principle.” The second impairment charge was recorded on the statement of operations as “goodwill impairment.” The Company’s stockholders’ equity was reduced by the amount of both charges.

The impairment charges recognized in 2002 related to certain branches that decreased in value. The factors that negatively affected the value of these branches included the following: (i) continued weakness in non-residential construction spending which negatively affected the earnings of the Company’s branches and (ii) to a lesser extent, operational weakness at some branches and increased competition for some branches. Fair values used in impairment testing were based upon valuation techniques using multiples of earnings and revenues.

The Company is required to review its goodwill for further impairment at least annually. Any future goodwill impairment charge would be recorded on the statement of operations as “goodwill impairment” and would reduce operating income.

The Company tests for goodwill impairment on a branch-by-branch basis rather than on an aggregate basis. This means that a goodwill write-off is required even if only one or a limited number of the Company’s branches has impairment and even if there is no impairment for all its branches on an aggregate basis. Factors that may cause future impairment at a particular branch, in addition to macroeconomic factors that affect all the Company’s branches, include changes in local demand and local competitive conditions. Since the Company tests for impairment on a branch-by-branch basis, the Company believes that it may be required to take additional non-cash goodwill write-offs in the future, although it cannot quantify at this time the magnitude of any future write-offs.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of previously reported net income and earnings per share to adjusted net income and earnings per share excluding goodwill amortization is as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share data):

	2002	2001	2000
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(109,486)	$122,573	$176,375
Goodwill amortization expense, net of tax		47,046	46,203

Adjusted income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(109,486)	$169,619	$222,578

Net income (loss)	$(397,825)	$111,256	$176,375
Goodwill amortization expense, net of tax		47,046	46,203

Adjusted net income (loss)	$(397,825)	$158,302	$222,578

Earnings (loss) per share – basic:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(1.45)	$1.70	$2.48
Goodwill amortization expense, net of tax		0.65	0.65

Adjusted income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(1.45)	$2.35	$3.13

Net income (loss)	$(5.25)	$1.54	$2.48
Goodwill amortization expense, net of tax		0.65	0.65

Adjusted net income (loss)	$(5.25)	$2.19	$3.13

Earnings (loss) per share – diluted:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(1.45)	$1.30	$1.89
Goodwill amortization expense, net of tax		0.49	0.47

Adjusted income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(1.45)	$1.79	$2.36

Net income (loss)	$(5.25)	$1.18	$1.89
Goodwill amortization expense, net of tax		0.49	0.47

Adjusted net income (loss)	$(5.25)	$1.67	$2.36

Other intangible assets consist of non-compete agreements and are amortized over periods ranging from three to eight years. The cost of other intangible assets and the related accumulated amortization as of December 31, 2002 were $17.0 million and $11.2 million, respectively, and as of December 31, 2001 were $15.8 million and $7.9 million, respectively. Amortization expense of other intangible assets was $3.5 million, $3.2 million and $3.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, estimated amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

2003	$3,040
2004	1,637
2005	574
2006	293
2007	170
Thereafter	107

$5,821

5.    Restructuring Charges

The Company adopted a restructuring plan in 2001 and a second restructuring plan in the fourth quarter of 2002 as described below. In connection with these plans, the Company recorded a restructuring charge of $28.9 million in 2001 (including a non-cash component of approximately $10.9 million) and $28.3 million in the fourth quarter of 2002 (including a non-cash component of approximately $2.5 million).

The 2001 plan involved the following principal elements: (i) 31 underperforming branches were closed or consolidated with other locations, (ii) five administrative offices were closed or consolidated with other locations, (iii) the reduction of the Company’s workforce by 489 through the termination of branch and administrative personnel, and (iv) certain information technology hardware and software was no longer used.

The 2002 plan involved the following key elements: (i) 42 underperforming branches and five administrative offices will be closed or consolidated with other locations (including 26 closed or consolidated as of December 31, 2002); (ii) the Company’s workforce will be reduced by 412 (including 232 terminated as of December 31, 2002), and (iii) a certain information technology project was abandoned.

The costs to vacate facilities primarily represent the payment of obligations under leases offset by estimated sublease opportunities, the write-off of capital improvements made to such facilities and the write-off of related goodwill (only in 2001). The workforce reduction costs primarily represent severance. The information technology costs represent the payment of obligations under equipment leases relating to the abandonment of certain information technology projects.

The aggregate balance of the 2001 and 2002 charges was $27.1 million as of December 31, 2002. The Company estimates that approximately $13.4 million of this amount will be incurred by December 31, 2003 (comprised of approximately $12.4 million of the cash component and approximately $1.0 million of the non-cash component) and approximately $13.7 million will be paid in future periods.

Components of the restructuring charges are as follows:

	Balance December 31, 2001	Charges in 2002	Activity in 2002	Balance December 31, 2002
	(In thousands)
Costs to vacate facilities	$3,538	$24,569	$5,849	$22,258
Workforce reduction costs	2,055	2,776	1,369	3,462
Information technology costs	1,417	917	939	1,395

	$7,010	$28,262	$8,157	$27,115

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Rental Equipment

Rental equipment consists of the following:

	December 31
	2002	2001
	(In thousands)
Rental equipment	$2,682,258	$2,485,573
Less accumulated depreciation	(836,583)	(738,391)

Rental equipment, net	$1,845,675	$1,747,182

7.    Property and Equipment

Property and equipment consist of the following:

	December 31
	2002	2001
	(In thousands)
Land	$46,623	$45,050
Buildings	94,842	91,097
Transportation equipment	278,853	247,548
Machinery and equipment	45,086	47,672
Furniture and fixtures	73,722	61,573
Leasehold improvements	70,545	61,194

	609,671	554,134
Less accumulated depreciation and amortization	(184,319)	(144,081)

Property and equipment, net	$425,352	$410,053

8.    Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31
	2002	2001
	(In thousands)
Accrued incentive compensation	$30,397	$40,412
Accrued insurance	22,226	18,559
Accrued interest	49,639	47,671
Restructuring accrual	27,115	7,010
Other	57,702	61,035

	$187,079	$174,687

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Debt

Debt consists of the following:

	December 31
	2002	2001
	(In thousands)
Credit Facility, interest payable at a weighted average rate of 5.3% and 4.5% at December 31, 2002 and 2001, respectively	$45,332	$71,259
Term Loan, interest payable at 4.8% and at 5.3% at December 31, 2002 and 2001, respectively	639,033	744,375
9 1/2% Senior Subordinated Notes, interest payable semi-annually	200,000	200,000
8.8% Senior Subordinated Notes, interest payable semi-annually	202,153	201,653
9 1/4% Senior Subordinated Notes, interest payable semi-annually	300,000	300,000
9% Senior Subordinated Notes, interest payable semi-annually	250,000	250,000
10 3/4% Senior Notes, interest payable semi-annually	653,795	450,000
Receivables securitization, interest payable at 2.2% and 2.6% at December 31, 2002 and 2001, respectively	160,501	201,518
Other debt, including capital leases, interest payable at various rates ranging from 5.5% to 10% and 5.3% to 10% at December 31, 2002 and 2001, respectively, due through 2005	61,984	40,717

	$2,512,798	$2,459,522

Refinancing Transaction in 2002.    On December 24, 2002, URI issued an additional $210.0 million aggregate principal amount of its 10 3/4% Senior Notes (the “new 10 3/4% Notes”) which are due April 15, 2008 for approximately $203.8 million. The net proceeds from the sale of the new 10 3/4% Notes were approximately $199.4 million (after deducting the initial purchasers’ discount and offering expenses). The new 10 3/4% Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URI’s domestic subsidiaries. The new 10 3/4% Notes mature on April 15, 2008 and may be redeemed by URI on or after April 15, 2005, at specified redemption prices that range from 105.375% in 2005 to 100.0% in 2007 and thereafter. In addition, on or prior to April 15, 2004, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding new 10 3/4% Notes at a redemption price of 110.75%. The indenture governing the new 10 3/4% Notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) the Company’s ability to consolidate, merge or sell all or substantially all of its assets. The Company used the net proceeds from the new 10 3/4% Notes to (i) permanently repay approximately $99.7 million of outstanding indebtedness under the Company’s existing term loan and (ii) repay approximately $99.7 million of outstanding borrowings under the revolving credit facility. As a result of the refinancing, the Company recorded in other (income) expense a charge of approximately $1.6 million ($0.9 million, net of tax) related to the write-off of financing fees.

In September and December 2002, the Company entered into amendments to the agreement governing its revolving credit facility and term loan. These amendments, among other things, (i) increased the aggregate amount of the credit facility that is available in the form of letters of credit, (ii) reduced the minimum interest coverage ratio that the Company is required to maintain for the period July 1, 2002 through December 31, 2004, (iii) changed certain definitions for purposes of measuring the Company’s compliance with its financial covenants under the credit agreement and (iv) reduced the maximum borrowings available under the Company’s revolving credit facility by $100.0 million.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Refinancing Transaction in 2001.    In April 2001, the Company obtained a new senior secured credit facility and issued $450.0 million in 10 3/4% senior notes. The senior secured credit facility is comprised of a revolving credit facility and a term loan. The proceeds from the senior secured credit facility and senior notes were used to refinance outstanding secured indebtedness of approximately $1,664.5 million and obligations under a synthetic lease of $31.2 million. As a result of the refinancing, the Company recorded an extraordinary charge of approximately $18.1 million ($11.3 million, net of tax), primarily related to the write-off of financing fees, and a charge of approximately $7.8 million recorded in other (income) expense, net related to refinancing costs of the synthetic lease.

Revolving Credit Facility.    The revolving credit facility enables URI to borrow up to $650 million on a revolving basis and enables one of its Canadian subsidiaries to borrow up to $50 million (provided that the aggregate borrowings of URI and the Canadian subsidiary may not exceed $650 million). Up to $175 million of the revolving credit facility is available in the form of letters of credit ($111.6 million outstanding as of December 31, 2002). The revolving credit facility will mature and terminate on October 20, 2006.

As of December 31, 2002, borrowings under the revolving credit facility accrue interest, at the Company’s option, at either (A) the ABR Rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) the Chase Manhattan Bank’s prime rate) plus a margin of 1.50% or (B) an adjusted LIBOR rate plus a margin of 2.50%. The above interest rate margins are adjusted quarterly based on the Company’s financial leverage ratio, up to maximum margins of 1.75% and 2.75%, for revolving loans based on the ABR rate and the adjusted LIBOR rate, respectively, and down to minimum margins of 0.75% and 1.75%, for revolving loans based on the ABR rate and the adjusted LIBOR rate, respectively.

As of December 31, 2002, borrowings by the Canadian subsidiary under the revolving credit facility accrue interest, at such subsidiary’s option, at either (X) the Prime rate (which is equal to the Chase Manhattan Bank of Canada’s prime rate) plus a margin of 1.50% or (Y) the B/A rate (which is equal to the Chase Manhattan Bank of Canada’s B/A rate) plus a margin of 2.50%. The above interest rate margins are adjusted quarterly based on the Company’s financial leverage ratio, up to maximum margins of 1.75% and 2.75%, for revolving loans based on the Prime rate and the B/A rate, respectively, and down to minimum margins of 0.75% and 1.75%, for revolving loans based on the Prime rate and the B/A rate, respectively. If at any time an event of default exists, the interest rate applicable to each loan will increase by 2% per annum.

The Company is also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the revolving credit facility.

Term Loan.    On April 20, 2001, URI obtained a $750 million term loan. Amounts repaid in respect of the term loan may not be reborrowed. URI must repay the principal of the term loan in installments. After giving effect to the prepayment of approximately $99.7 million of the term loan described above, remaining principal installments are: (i) on December 31, 2006, URI must repay approximately $107.5 million and (ii) on the last day of each calendar quarter thereafter up to and including September 30, 2007, URI must repay approximately $177.2 million.

Borrowings under the term loan accrue interest, at URI’s option, at either (a) the ABR rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% or (ii) the Chase Manhattan Bank’s prime rate) plus a margin of 2.0%, or (b) an adjusted LIBOR rate plus a margin of 3.0%.

Covenants.    The agreements governing the senior secured credit facility contain certain covenants that require the Company to, among other things, satisfy certain financial tests relating to: (a) the ratio of senior debt

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to cash flow, (b) minimum interest coverage ratio, (c) the ratio of funded debt to cash flow, and (d) the ratio of senior debt to tangible assets. These agreements also contain various other covenants that restrict the Company’s ability to, among other things, (i) incur additional indebtedness, (ii) permit liens to attach to its assets, (iii) pay dividends or make other restricted payments on its common stock and certain other securities, and (iv) make acquisitions unless certain financial conditions are satisfied.

Guarantees and Security.    URI’s obligations under the senior secured facility are, subject to limited exceptions, (i) guaranteed by Holdings and URI’s United States subsidiaries and (ii) secured by substantially all of URI’s assets, the stock of URI and the stock of Holding’s other United States subsidiaries and a portion of the stock of Holding’s Canadian subsidiaries. The obligations of the Canadian subsidiary that may borrow under the revolving credit facility are guaranteed by the Company’s other Canadian subsidiaries and are secured by substantially all of the assets of this Canadian subsidiary and the stock of its subsidiaries.

10 3/4% Senior Notes.    In April 2001, URI issued $450 million aggregate principal amount of 10 3/4% Senior Notes (the “10 3/4% Notes”) which are due April 15, 2008. The net proceeds from the sale of the 10 3/4% Notes were approximately $439.9 million (after deducting the initial purchasers’ discount and offering expenses). The 10 3/4% Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URI’s domestic subsidiaries. The 10 3/4% Notes mature on April 15, 2008 and may be redeemed by URI on or after April 15, 2005, at specified redemption prices that range from 105.375% in 2005 to 100.0% in 2007 and thereafter. In addition, on or prior to April 15, 2004, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 10 3/4% Notes at a redemption price of 110.75%. The indenture governing the 10 3/4% Notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) the Company’s ability to consolidate, merge or sell all or substantially all of its assets. The amounts shown for the 10 3/4% Notes in the debt table above include the amount outstanding from the issuance of the new 10 3/4% Notes.

Senior Subordinated Notes.    The senior subordinated notes shown in the debt table above were issued by URI, are unsecured, and are guaranteed by, subject to limited exceptions, URI’s domestic subsidiaries. The 9 1/2% Senior Subordinated Notes mature on June 1, 2008 and may be redeemed by URI on or after June 1, 2003, at specified redemption prices that range from 104.75% in 2003 to 100.0% in 2006 and thereafter. The 8.80% Senior Subordinated Notes mature on August 15, 2008 and may be redeemed by URI on or after August 15, 2003, at specified redemption prices that range from 104.4% in 2003 to 100.0% in 2006 and thereafter. The 9 1/4% Senior Subordinated Notes mature on January 15, 2009 and may be redeemed by URI on or after June 15, 2004, at specified redemption prices that range from 104.625% in 2004 to 100.0% in 2007 and thereafter. The 9% Senior Subordinated Notes mature on April 1, 2009 and may be redeemed by URI on or after April 1, 2004, at specified redemption prices that range from 104.5% in 2004 to 100.0% in 2007 and thereafter.

The indentures governing URI’s senior subordinated notes contain certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales, and (viii) the Company’s ability to consolidate, merge or sell all or substantially all of its assets.

Receivables Securitization.    The Company has an accounts receivable securitization facility under which one of its subsidiaries can borrow up to $250 million against a collateral pool of accounts receivable. The borrowings under the facility and the receivables in the collateral pool are included in the liabilities and assets, respectively, reflected on the Company’s consolidated balance sheet. Key terms of this facility include: (i) borrowings may be made only to the extent that the face amount of the receivables in the collateral pool exceeds the outstanding loans by a specified amount, (ii) the facility is structured so that the receivables in the collateral

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pool are the lenders’ only source of repayment, (iii) prior to expiration or early termination of the facility, amounts collected on the receivables may, subject to certain conditions, be retained by the borrower, provided that the remaining receivables in the collateral pool are sufficient to secure the then outstanding borrowings, and (iv) after expiration or early termination of the facility, the Company will repay the borrowings.

As of December 31, 2002, (i) the outstanding borrowings under the facility were approximately $160.5 million and (ii) the aggregate face amount of the receivables in the collateral pool was approximately $346.8 million. The agreement governing this facility, which was amended in June 2001, contemplates that the term of the facility may extend for up to three years from the date of the amended facility. However, on each anniversary of such date, the consent of the lender is required for the facility to renew for the next year. The next anniversary date is in June 2003. The Company plans to seek the lenders’ approval for renewal. However, the Company cannot be certain it will be able to obtain such renewal with comparable terms or at all.

Interest Rate Swap Agreements.    As of December 31, 2002, the Company had outstanding interest rate swap agreements that convert $200 million of its variable rate term loan to a fixed rate instrument through 2003. These swap agreements are designated as cash flow hedges. Changes in the fair values of the Company’s cash flow hedges are recorded in other comprehensive income and reclassified into earnings in the same periods during which the hedged transactions affect earnings. The Company also had outstanding interest rate swap agreements that convert $300 million of its fixed rate 9 1/4% Notes to a floating rate instrument through 2009. These swap agreements are designated as fair value hedges. Changes in the fair values of the Company’s fair value hedges, as well as the offsetting fair value changes in the hedged items, are recorded on the statement of operations. The Company estimates the amount that will be reclassified into earnings in 2003 is approximately $2.1 million. There is no ineffectiveness related to the Company’s hedges.

Maturities.    Maturities of the Company’s debt for each of the next five years at December 31, 2002 are as follows (in thousands):

2003	$183,419
2004	26,554
2005	6,068
2006	152,802
2007	531,563
Thereafter	1,612,392

The maturities in 2003 are comprised primarily of amounts outstanding under the accounts receivable securitization facility. As described above, the annual renewal of the Company’s accounts receivable securitization facility requires the lenders’ consent. If the Company does not obtain this consent, then the facility will terminate in June 2003 and the Company will repay the borrowings thereunder.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes

The provision for federal, state and provincial income taxes is as follows:

	Year ended December 31
	2002	2001	2000
	(In thousands)
Domestic federal:
Current			$10,419
Deferred	$3,963	$81,507	97,756

	3,963	81,507	108,175
Domestic state:
Current	1,057	1,978	3,587
Deferred	(1,825)	4,570	6,815

	(768)	6,548	10,402

Total domestic	3,195	88,055	118,577
Foreign federal:
Current	1,529	1,626	1,061
Deferred	2,109	1,603	3,590

	3,638	3,229	4,651
Foreign provincial:
Current			774
Deferred	1,269	693	1,119

	1,269	693	1,893

Total foreign	4,907	3,922	6,544

	$8,102	$91,977	$125,121

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to income before provision for income taxes and extraordinary item is as follows:

	Year ended December 31
	2002	2001	2000
	(In thousands)
Computed tax at statutory tax rate	$(35,483)	$75,064	$105,524
State income taxes, net of federal tax benefit	(499)	4,256	6,762
Non-deductible expenses	41,871	13,072	9,992
Other	2,213	(415)	2,843

	$8,102	$91,977	$125,121

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred income tax assets (liabilities) are as follows:

	December 31
	2002	2001
	(In thousands)
Property and equipment	$(539,431)	$(431,515)
Intangibles	32,799	(48,163)
Reserves and allowances	57,057	38,767
Net operating loss and credit carryforwards	221,905	140,455
Other	2,083	3,432

	$(225,587)	$(297,024)

The current and deferred tax assets and liabilities at December 31, 2002 include the effects of certain reclassifications related to differences between the income tax provisions and tax returns for prior years. These reclassifications had no effect on net income.

For financial reporting purposes, income before income taxes and extraordinary items for the Company’s foreign subsidiaries was $9.2 million, $8.6 million and $15.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, unremitted earnings (deficit) of foreign subsidiaries were approximately $(1.7) million and $27.6 million, respectively. Since it is the Company’s intention to indefinitely reinvest these earnings, no United States taxes have been provided. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.

The Company has net operating loss carryforwards (“NOL’s”) of $564.2 million for federal income tax purposes that expire through 2022.

11.	Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust and Series A, B, C and D Preferred Stock

Trust Securities.    In August 1998, a subsidiary trust (the “Trust”) of Holdings issued and sold in a private offering (the “Preferred Securities Offering”) $300.0 million of 30 year, 6 1/2% Convertible Quarterly Income Preferred Securities (the “Preferred Securities”). The Trust used the proceeds from the Preferred Securities Offering to purchase 6 1/2% convertible subordinated debentures due 2028 (the “Debentures”) from Holdings which resulted in Holdings receiving all of the net proceeds of the Preferred Securities Offering. Holdings in turn contributed the net proceeds of the Preferred Securities Offering to URI. The Preferred Securities are non-voting securities, carry a liquidation value of $50 per security and are convertible into the Company’s common stock at an initial rate of 1.146 shares per security (equivalent to an initial conversion price of $43.63 per share). They are convertible at any time at the holders’ option and are redeemable, at the Company’s option, after three years, subject to certain conditions.

Holders of the Preferred Securities are entitled to preferential cumulative cash distributions from the Trust at an annual rate of 6 1/2% of the liquidation value, accruing from the original issue date and payable quarterly in arrears beginning February 1, 1999. The distribution rate and dates correspond to the interest rate and payment dates on the Debentures. Holdings may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the maturity date of the Debentures. If interest payments on the Debentures are deferred, so are the payments on the Preferred Securities. Under this circumstance, Holdings will be prohibited from paying dividends on any of its capital stock or making payments with respect to its debt that rank pari passu with or junior to the Debentures.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Holdings has executed a guarantee with regard to payment of the Preferred Securities to the extent that the Trust has sufficient funds to make the required payments.

Series A Preferred and Series B Preferred.    The Company sold 300,000 shares of its Series A Preferred on January 7, 1999 and sold 150,000 shares of its Series B Preferred on September 30, 1999. On September 28, 2001, the Company entered into an agreement effecting (a) the exchange of the outstanding Series A Preferred for an equal number of shares of Series C Preferred and (b) the exchange of the outstanding Series B Preferred for an equal number of shares of Series D Preferred.

Series C Preferred and Series D Preferred.    There are 300,000 shares of the Company’s Series C Preferred outstanding and 150,000 shares of the Company’s Series D Preferred outstanding. The Series D Preferred includes 105,252 shares designated as Class D-1 and 44,748 shares designated as Class D-2. The rights of the two classes of Series D Preferred are substantially the same, except that only the Class D-1 has the voting rights described below.

Principal terms of the Series C Preferred and Series D Preferred include the following (subject to the special provisions described below that will apply in the event of certain Non-Approved Change of Control transactions): (i) each share is entitled to a liquidation preference of $1,000 per share; (ii) at holder’s option, each share of Series C Preferred is convertible into 40 shares of common stock subject to adjustment (representing a conversion price of $25 per share based on the liquidation preference) and each share of Series D Preferred is convertible into 33 1/3 shares of common stock subject to adjustment (representing a conversion price of $30 per share based on the liquidation preference); (iii) the holders of the Series C Preferred and Series D Preferred (on an as converted basis) and the holders of the common stock vote together as a single class on all matters (except that the Series C Preferred may vote as a separate class as described in the next clause); (iv) the holders of the Series C Preferred, voting separately as a single class, may elect two directors (subject to reduction to one, if the shares of Series C Preferred owned by specified holders cease to represent, on an as converted basis, at least eight million shares of common stock, and reduction to zero, if such shares of Series C Preferred cease to represent at least four million shares of common stock), (v) there are no stated dividends on the Series C Preferred or Series D Preferred, but the Series C Preferred and Series D Preferred, on an as converted basis, will participate in any dividends declared on the common stock, (vi) upon the occurrence of specified change of control transactions, other than a Non-Approved Change of Control (as defined below), the Company must offer to redeem the Series C Preferred and Series D Preferred at a price per share equal to the liquidation preference plus an amount equal to 6.25% of the liquidation preference compounded annually from the date of the issuance of the Series A Preferred, in the case of the Series C Preferred, and the date of the issuance of the Series B Preferred, in the case of the Series D Preferred, to the redemption date, (vii) if the Company issues for cash common stock (or a series of preferred stock convertible into common stock) and the price for the common stock is below the conversion price of the Series C Preferred, then the Company must offer to repurchase a specified portion of the outstanding Series C Preferred at the price per share set forth in the preceding clause, and (viii) if the Company issues for cash common stock (or a series of preferred stock convertible into common stock) for a price for the common stock below the conversion price of the Series D Preferred, then the Company must offer to repurchase a specified portion of the outstanding Series D Preferred at the price per share specified in the second preceding clause.

Special Rights of Series C Preferred and Series D Preferred Upon Non-Approved Change of Control.    In general, a Non-Approved Change of Control transaction is a change of control transaction that the Board of Directors (the “Board”) has disapproved and which the Board has not facilitated by such actions as weakening or eliminating the Company’s Stockholder Rights Plan. If a Non-Approved Change of Control occurs, and the Board does not offer the holders of the Series C Preferred and Series D Preferred essentially the same redemption

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rights that apply to an Approved Change of Control transaction: (i) the holders of the Series C Preferred would elect a majority of the Board for a specified period, (ii) the holders of the Series C Preferred and Series D Preferred would be entitled to an additional 6.25% return on the liquidation preference, compounded annually from January 1999 for the Series C Preferred and from September 1999 for the Series D Preferred, (iii) after the holders of the common stock receive an amount equivalent to the liquidation preference, the holders of the Series C Preferred and Series D Preferred would share with the holders of the common stock, on an as converted basis, in any remaining amounts available for distribution, and (iv) the Series C Preferred and Series D Preferred would accrue dividends at a maximum annual rate, compounded annually, equal to 18% of the liquidation preference.

12.    Capital Stock

Warrants.    As of December 31, 2002 there are outstanding warrants to purchase an aggregate of 7,144,298 shares of common stock. The weighted average exercise price of the warrants is $11.76 per share. The warrants may be exercised through 2011 and there were 7,116,930 warrants exercisable as of December 31, 2002.

Common Stock.    The Company has a share repurchase program to acquire up to $200 million of its issued and outstanding common stock. Share repurchases under the program may be made from time to time, subject to certain restrictions under the Company’s credit agreements, continuing through May 2003. The Company repurchased and retired 1,066,641 and 1,350,600 shares of common stock during 2002 and 2001, respectively.

2001 Senior Stock Plan.    In June 2001, the Company’s shareholders approved the adoption of the 2001 Senior Stock Plan. This plan provides for the awarding of common stock and other equity-linked awards to our officers and directors. The maximum number of shares of common stock that can be issued under the plan is 4,000,000. The Company records each share that is awarded under this plan at an amount not less than 100% of the fair market value per share at the date of the award. No shares may be awarded under this plan after June 5, 2011. As of December 31, 2002, 2,026,592 shares had been awarded under this plan at a weighted-average price of $23.79 per share with vesting periods up to ten years. Determinations concerning the persons to receive awards, the form, amount and timing of such awards and terms and provisions of such awards are made by the Board (or a committee appointed by the Board).

2001 Stock Plan.    In March 2001, the Company adopted the 2001 Stock Plan. This plan provides for the awarding of common stock and other equity-linked awards to certain employees (other than officers and directors) and others who render services to the Company. The maximum number of shares of common stock that can be issued under the plan is 2,000,000. The Company records each share that is awarded under this plan at an amount not less than 100% of the fair market value per share at the date of the award. No shares may be awarded under this plan after March 23, 2011. As of December 31, 2002, 1,370,837 shares had been awarded under this plan at a weighted-average price of $17.14 per share with vesting periods up to three years. Determinations concerning the persons to receive awards, the form, amount and timing of such awards and terms and provisions of such awards are made by the Board (or a committee appointed by the Board).

The Company records the issuance of common shares at the quoted market price on the date of the grants. Amortization of deferred compensation is then recognized on a straight-line basis over the related vesting period. Amortization expense recognized for the years ended December 31, 2002 and 2001 for the awards of the above stock plans was approximately $11.4 million and $6.2 million, respectively.

1997 Stock Option Plan.    The Company’s 1997 Stock Option Plan provides for the granting of options to purchase not more than an aggregate of 5,000,000 shares of common stock. Some or all of such options may be “incentive stock options” within the meaning of the Internal Revenue Code. All officers, directors and employees

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Company and other persons who perform services on behalf of the Company are eligible to participate in this plan. Each option granted pursuant to this plan must provide for an exercise price per share that is at least equal to the fair market value per share of common stock on the date of grant. No options may be granted under this plan after August 31, 2007. As of December 31, 2002 and 2001, options to purchase an aggregate of 4,033,030 shares and 4,845,783 shares of common stock, respectively, were outstanding under this plan. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board (or by a committee appointed by the Board).

1998 Stock Option Plan.    The Company’s 1998 Stock Option Plan provides for the granting of options to purchase not more than an aggregate of 4,200,000 shares of common stock. Some or all of the options issued under the 1998 Stock Option Plan may be “incentive stock options” within the meaning of the Internal Revenue Code. All officers and directors of the Company and its subsidiaries are eligible to participate in the 1998 Stock Option Plan. Each option granted pursuant to the 1998 Stock Option Plan must provide for an exercise price per share that is at least equal to the fair market value per share of common stock on the date of grant. No options may be granted under the 1998 Stock Option Plan after August 20, 2008. As of December 31, 2002 and 2001, options to purchase an aggregate of 2,250,000 shares and 3,686,667 shares of common stock, respectively, were outstanding pursuant to this plan to executive officers and directors. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board (or by a committee appointed by the Board).

1998 Supplemental Stock Option Plan.    The Company has adopted a stock option plan pursuant to which options, for up to an aggregate of 5,600,000 shares of common stock, may be granted to employees who are not officers or directors and to consultants and independent contractors who perform services for the Company or its subsidiaries. As of December 31, 2002 and 2001, options to purchase an aggregate of 4,752,565 shares and 5,342,097 shares of common stock, respectively, were outstanding pursuant to this plan. The exercise price of each option, the period during which each option may be exercised and other terms and conditions of each option are determined by the Board (or by a committee appointed by the Board).

1997 Performance Award Plan.    Effective February 20, 1997, U.S. Rentals adopted the 1997 Performance Award Plan under which stock options and other awards could be granted to key employees and directors at prices and terms established by U.S. Rentals at the date of grant. The options expire in 2007. As a result of the merger, all outstanding options to purchase shares of U.S. Rentals common stock became fully vested and were converted into options to purchase the Company’s common stock. As of December 31, 2002 and 2001, options to purchase an aggregate of 1,561,123 shares and 2,547,467 shares of common stock, respectively, were outstanding pursuant to this plan.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the transactions within the Company’s stock option plans follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 1999	15,653,242	20.86
Granted	1,921,125	16.56
Exercised	(26,307)	16.91
Canceled	(451,965)	27.03

Outstanding at December 31, 2000	17,096,095	20.23
Granted	633,400	19.78
Exercised	(715,143)	14.24
Canceled	(592,338)	23.94

Outstanding at December 31, 2001	16,422,014	20.22
Granted	722,550	11.94
Exercised	(3,735,666)	17.32
Canceled	(812,180)	25.03

Outstanding at December 31, 2002	12,596,718	$20.20

Exercisable at December 31, 2002	10,693,526	$21.02

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Amount Exercisable	Weighted Average Exercise Price
$10.00-$15.00	3,237,029	6.6 years	$12.17	2,490,731	$12.49
15.01-20.00	1,807,765	7.4 years	16.38	999,953	16.68
20.01-25.00	5,285,578	5.3 years	21.78	5,023,161	21.73
25.01-30.00	1,176,597	6.3 years	27.35	1,089,932	27.27
30.01-50.00	1,089,749	5.7 years	34.97	1,089,749	34.97

	12,596,718	6.1 years	20.20	10,693,526	21.02

At December 31, 2002 there are (i) 7,144,298 shares of common stock reserved for the exercise of warrants, (ii) 12,596,718 shares of common stock reserved for issuance pursuant to options granted and that may be granted in the future under the Company’s stock option plans, (iii) 5,192,526 shares of common stock reserved for the issuance of outstanding preferred securities of a subsidiary trust, (iv) 17,000,000 shares of common stock reserved for the issuance of Series C and Series D preferred stock, and (v) 203,495 shares of common stock reserved for the conversion of convertible debt.

Stockholders’ Rights Plan.    The Company adopted a Stockholders’ Rights Plan on September 28, 2001 (with a record date of October 19, 2001). This plan and other provisions of the Company’s charter and bylaws may have the effect of deferring hostile takeovers or delaying or preventing changes in control or management of the Company, including transactions in which the shareholders of the Company might otherwise receive a premium for their shares over then current market prices. The rights expire on September 27, 2011.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Comprehensive Income

The following table sets forth the components of the Company’s accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Derivatives Qualifying as Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 1999	$317		$317
2000 activity	(7,264)		(7,264)

Balance at December 31, 2000	(6,947)		(6,947)
2001 activity	(16,137)	$(7,043)	(23,180)

Balance at December 31, 2001	(23,084)	(7,043)	(30,127)
2002 activity	2,484	795	3,279

Balance at December 31, 2002	$(20,600)	$(6,248)	$(26,848)

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
	2002	2001	2000
	(In thousands, except share and per share data)
Numerator:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(109,486)	$122,573	$176,375
Plus: preferred dividends of a subsidiary trust, net of taxes			11,406

Income (loss) available to common stockholders	$(109,486)	$122,573	$187,781

Denominator:
Denominator for basic earnings per share-weighted-average shares	75,787,693	72,141,128	71,069,174
Effect of dilutive securities:
Employee stock options	1,162,530	1,507,820	1,517,015
Warrants	2,780,047	3,738,239	2,791,387
Series A Preferred			12,000,000
Series B Preferred			5,000,000
Series C Preferred	12,000,000	12,000,000
Series D Preferred	5,000,000	5,000,000
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust			6,876,003

Denominator for dilutive earnings per share—adjusted weighted-average shares	96,730,270	94,387,187	99,253,579

Earnings (loss) per share-basic:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(1.45)	$1.70	$2.48
Extraordinary item, net		0.16
Cumulative effect of change in accounting principle, net	(3.80)

Net income (loss)	$(5.25)	$1.54	$2.48

Earnings (loss) per share-diluted:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(1.45)	$1.30	$1.89
Extraordinary item, net		0.12
Cumulative effect of change in accounting principle, net	(3.80)

Net income (loss)	$(5.25)	$1.18	$1.89

The diluted share base for years where the numerator represents a loss excludes incremental weighted shares for the above-captioned “-Effect of dilutive securities” due to their antidilutive effect.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Commitments and Contingencies

Operating Leases

The Company leases rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require the Company to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rentals. Future minimum lease payments, by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2002:

	Real Estate Leases	Rental Equipment Leases	Other Equipment Leases
	(In thousands)
2003	$68,068	$110,642	$21,873
2004	63,613	88,189	15,847
2005	55,650	82,325	5,239
2006	50,574	246,719	2,063
2007	46,383	39,927	1,072
Thereafter	108,093		357

	$392,381	$567,802	$46,451

As part of certain of its equipment operating leases, the Company guarantees that the value of the equipment at the end of the lease term will not be less than a specified projected residual value. The use of these guarantees helps to lower the Company’s monthly operating lease payments. The Company believes that the projected residual values are reasonable and, accordingly, that it is not likely to incur material obligations pursuant to such guarantees. However, the Company cannot be certain that the actual residual values will not turn out to be significantly below the projected values that the Company guaranteed. The Company’s maximum potential liability under these guarantees is $231.6 million, which represents the aggregate amount that it would be required to pay if the residual value was zero for all equipment subject to such guarantees. In conformity with applicable accounting standards, this potential liability is not recorded on the Company’s balance sheet.

The Company was the seller-lessee in sale-leaseback transactions with unrelated third parties in which it sold rental equipment for aggregate proceeds of $3.4 million in 2002, rental equipment and real estate for aggregate proceeds of $51.0 million in 2001, and rental equipment for aggregate proceeds of $218.8 million in 2000. For the 2002 transactions, the Company leased back the rental equipment for a minor period of one to eight months. For the 2001 transactions, the Company leased back the real estate over a 10-year period and the rental equipment for a minor period of one to eight months. For the 2000 transactions, the Company leased back a portion of the rental equipment for a minor period of one to eight months, and the balance over a five-year period. The total gains related to these transactions in 2002, 2001, and 2000 were, respectively, approximately $1.5 million of which none was deferred, $21.6 million of which $1.4 million was deferred, and approximately $16.5 million of which $4.0 million was deferred. The deferred gains are amortized over the respective lease periods on a straight-line basis.

Rent expense under all non-cancelable real estate, rental equipment and other equipment operating leases totaled $185.0 million, $170.9 million, and $137.3 million for the years ended December 31, 2002, 2001, and 2000, respectively. The Company’s real estate leases provide for varying terms, including leases subject to customary escalation clauses, and include 43 leases that are on a month-to-month basis and 36 leases that provide for a remaining term of less than one year and do not provide a renewal option.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards

The Company has granted to employees other than executive officers and directors approximately 1,165,000 shares of restricted stock that contain the following provisions. The shares vest in 2004, 2005 or 2006 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. The grants provide that the Company will pay to employees who vest in their restricted stock, and who sell their restricted stock within five trading days after vesting, a maximum aggregate amount for all these employees of approximately $300,000 for each dollar by which the per share proceeds of these sales are less than $27.26 but more than $15.17, a maximum aggregate amount for all these employees of approximately $500,000 for each dollar by which the per share proceeds of these sales are less than $15.17 but more than $9.18, and a maximum aggregate amount for all these employees of approximately $1,165,000 for each dollar by which the per share proceeds of these sales are less than $9.18.

Employee Benefit Plans

The Company currently sponsors one defined contribution 401(k) retirement plan which is subject to the provisions of ERISA. The Company also sponsors a deferred profit sharing plan for the benefit of the full-time employees of its Canadian subsidiaries. Under these plans, the Company matches a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $5.2 million, $6.0 million, and $6.2 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Legal and Insurance Matters

The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defenses, reserves, or insurance coverage with respect to these matters so that the ultimate resolution will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company had accrued $22.2 million and $28.3 million at December 31, 2002 and 2001, respectively, to cover the uninsured portion of estimated costs arising from these pending claims and other potential unasserted claims.

Environmental Matters

The Company and its operations are subject to various laws and related regulations governing environmental matters. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as investigation of property damage. The Company incurs ongoing expenses associated with the removal of underground storage tanks and the performance of appropriate remediation at certain of its locations. The Company believes that such removal and remediation will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

16.    Segment Information

Each of the Company’s branch locations is an operating segment which consists of the rental and sales of equipment and related merchandise and parts. Certain of the Company’s branches also provide specialty traffic control services as a product line. Of the total revenues for these branches, the amount of revenue attributable to such traffic control services was $291.6 million, $272.2 million, and $245.0 million during the years ended December 31, 2002, 2001, and 2000, respectively. All of the Company’s branches have been aggregated into one reportable segment because they offer similar products and services in similar markets and the factors determining strategic decisions are comparable.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company operates in the United States, Canada and Mexico. Revenues are attributable to countries based upon the location of the customers. Geographic area information for the years ended December 31, 2002, 2001, and 2000 is as follows:

	Year ended December 31
	2002	2001	2000
	(In thousands)
Revenues from external customers
Domestic	$2,658,969	$2,740,694	$2,753,266
Foreign	162,020	145,911	165,595

Total revenues from external customers	$2,820,989	$2,886,605	$2,918,861

Rental equipment, net
Domestic	$1,713,406	$1,630,411	$1,604,191
Foreign	132,269	116,771	128,644

Total consolidated rental equipment, net	$1,845,675	$1,747,182	$1,732,835

Property and equipment, net
Domestic	$409,785	$393,541	$405,873
Foreign	15,567	16,512	16,366

Total consolidated property and equipment, net	$425,352	$410,053	$422,239

Goodwill and other intangible assets, net
Domestic	$1,588,066	$2,086,481	$2,092,882
Foreign	122,946	121,220	134,126

Total consolidated goodwill and other intangible assets, net	$1,711,012	$2,207,701	$2,227,008

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Quarterly Financial Information (Unaudited)

Selected Financial Data

The following table of quarterly financial information has been prepared from unaudited financial statements of the Company, and reflects adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
For the year ended December 31, 2002:
Total revenues	$598,965	$744,759	$783,103	$694,162
Gross profit	179,208	253,262	245,747	208,060
Goodwill impairment				247,913
Restructuring charge				28,262
Income (loss) before cumulative effect of change in accounting principle	7,584	51,114	40,767	(208,951)
Cumulative effect of change in accounting principle	(288,339)
Net income (loss)	(280,755)	51,114	40,767	(208,951)
Basic earnings (loss) before cumulative effect of change in accounting principle per share	$0.10	$0.67	$0.53	$(2.73)
Diluted earnings (loss) before cumulative effect of change in accounting principle per share	0.08	0.51	0.43	(2.73)

For the year ended December 31, 2001:
Total revenues	$619,104	$768,013	$795,483	$704,005
Gross profit	202,567	286,063	305,242	245,598
Restructuring charge		28,922
Income before extraordinary item	3,412	24,935	62,052	32,174
Extraordinary item		11,317
Net income	3,412	13,618	62,052	32,174
Basic earnings before extraordinary item per share	$0.05	$0.35	$0.85	$0.45
Diluted earnings before extraordinary item per share	0.04	0.26	0.63	0.34

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

Certain indebtedness of URI, a wholly owned subsidiary of Holdings (the “Parent”), is guaranteed by URI’s United States subsidiaries (the “guarantor subsidiaries”) and, in certain cases, also by Parent. However, this indebtedness is not guaranteed by URI’s foreign subsidiaries (the “non-guarantor subsidiaries”). The guarantor subsidiaries are all wholly-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
ASSETS
Cash and cash equivalents			$16,908	$2,323		$19,231
Accounts receivable, net		$7,354	426,733	32,109		466,196
Intercompany receivable (payable)		604,962	(422,624)	(182,338)
Inventory		36,602	50,450	4,746		91,798
Prepaid expenses and other assets		42,158	79,323	1,326	$8,486	131,293
Rental equipment, net		1,003,791	709,615	132,269		1,845,675
Property and equipment, net	$25,765	137,713	246,307	15,567		425,352
Investment in subsidiaries	1,532,290	2,216,629			(3,748,919)
Intangible assets, net		243,529	1,344,537	122,946		1,711,012

	$1,558,055	$4,292,738	$2,451,249	$128,948	$(3,740,433)	$4,690,557

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable		$50,931	$139,922	$16,185		$207,038
Debt	$226,550	2,454,119	711	57,968	$(226,550)	2,512,798
Deferred taxes		226,392	(805)			225,587
Accrued expenses and other liabilities		58,968	115,430	8,699	3,982	187,079

Total liabilities	226,550	2,790,410	255,258	82,852	(222,568)	3,132,502
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust					226,550	226,550
Stockholders’ equity:
Preferred stock	5					5
Common stock	765					765
Additional paid-in capital	1,341,290	1,562,410	1,901,936	68,395	(3,532,741)	1,341,290
Deferred compensation	(52,988)					(52,988)
Retained earnings	69,281	(53,830)	294,055	(1,703)	(238,522)	69,281
Accumulated other comprehensive loss	(26,848)	(6,252)		(20,596)	26,848	(26,848)

Total stockholders’ equity	1,331,505	1,502,328	2,195,991	46,096	$(3,744,415)	1,331,505

	$1,558,055	$4,292,738	$2,451,249	$128,948	$(3,740,433)	$4,690,557

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals		$905,752	$1,133,860	$115,069		$2,154,681
Sales of rental equipment		98,156	61,577	16,446		176,179
Sales of equipment and merchandise and other revenues		237,603	222,021	30,505		490,129

Total revenues		1,241,511	1,417,458	162,020		2,820,989
Cost of revenues:
Cost of equipment rentals, excluding depreciation		419,854	661,794	55,961		1,137,609
Depreciation of rental equipment		152,163	151,619	21,766		325,548
Cost of rental equipment sales		62,689	44,037	10,095		116,821
Cost of equipment and merchandise sales and other operating costs		174,721	157,379	22,634		354,734

Total cost of revenues		809,427	1,014,829	110,456		1,934,712

Gross profit		432,084	402,629	51,564		886,277
Selling, general and administrative expenses		191,584	222,437	24,897		438,918
Goodwill impairment		81,494	159,802	6,617		247,913
Restructuring charge		8,362	17,962	1,938		28,262
Non-rental depreciation and amortization	$8,938	25,716	21,909	2,738		59,301

Operating income (loss)	(8,938)	124,928	(19,481)	15,374		111,883
Interest expense	18,206	183,882	7,567	4,512	$(18,206)	195,961
Preferred dividends of a subsidiary trust					18,206	18,206
Other (income) expense, net		12,874	(15,435)	1,661		(900)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(27,144)	(71,828)	(11,613)	9,201		(101,384)
Provision (benefit) for income taxes	(10,586)	(12,366)	26,195	4,859		8,102

Income (loss) before cumulative effect of change in accounting principle and equity in net earnings of subsidiaries	(16,558)	(59,462)	(37,808)	4,342		(109,486)
Cumulative effect of change in accounting principle		(86,598)	(168,078)	(33,663)		(288,339)

Income (loss) before equity in net earnings of subsidiaries	(16,558)	(146,060)	(205,886)	(29,321)		(397,825)
Equity in net loss of subsidiaries	(381,267)	(235,207)			616,474

Net income (loss)	$(397,825)	$(381,267)	$(205,886)	$(29,321)	$616,474	$(397,825)

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2001

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$907,070	$1,201,439	$104,391		$2,212,900
Sales of rental equipment		63,612	70,331	13,158		147,101
Sales of equipment and merchandise and other revenues		244,020	254,222	28,362		526,604

Total revenues		1,214,702	1,525,992	145,911		2,886,605

Cost of revenues:
Cost of equipment rentals, excluding depreciation		376,634	626,867	50,134		1,053,635
Depreciation of rental equipment		150,619	149,868	20,476		320,963
Cost of rental equipment sales		38,702	42,088	7,952		88,742
Cost of equipment and merchandise sales and other operating costs		177,659	185,223	20,913		383,795

Total cost of revenues		743,614	1,004,046	99,475		1,847,135

Gross profit		471,088	521,946	46,436		1,039,470
Selling, general and administrative expenses		192,640	224,707	24,404		441,751
Restructuring charge		8,877	17,096	2,949		28,922
Non-rental depreciation and amortization	$7,862	42,012	51,014	5,875		106,763

Operating income (loss)	(7,862)	227,559	229,129	13,208		462,034
Interest expense	19,500	211,220	7,834	2,509	$(19,500)	221,563
Preferred dividends of a subsidiary trust					19,500	19,500
Other (income) expense, net		25,586	(21,202)	2,037		6,421

Income (loss) before provision (benefit) for income taxes and extraordinary item	(27,362)	(9,247)	242,497	8,662		214,550
Provision (benefit) for income taxes	(11,355)	(1,226)	100,636	3,922		91,977

Income (loss) before extraordinary item and equity in net earnings of subsidiaries	(16,007)	(8,021)	141,861	4,740		122,573
Extraordinary item		11,317				11,317

Income (loss) before equity in net earnings of subsidiaries	(16,007)	(19,338)	141,861	4,740		111,256
Equity in net earnings of subsidiaries	127,263	146,601			(273,864)

Net income	$111,256	$127,263	$141,861	$4,740	$(273,864)	$111,256

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2000

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$851,541	$1,094,613	$110,529		$2,056,683
Sales of rental equipment		145,519	178,576	23,583		347,678
Sales of equipment and merchandise and other revenues		253,798	229,219	31,483		514,500

Total revenues		1,250,858	1,502,408	165,595		2,918,861

Cost of revenues:
Cost of equipment rentals, excluding depreciation		364,047	494,350	49,080		907,477
Depreciation of rental equipment		152,640	155,239	20,252		328,131
Cost of rental equipment sales		87,161	106,617	14,404		208,182
Cost of equipment and merchandise sales and other operating costs		197,190	164,186	25,125		386,501

Total cost of revenues		801,038	920,392	108,861		1,830,291

Gross profit		449,820	582,016	56,734		1,088,570
Selling, general and administrative expenses		184,135	245,431	24,764		454,330
Non-rental depreciation and amortization	$7,718	33,692	39,618	5,273		86,301

Operating income (loss)	(7,718)	231,993	296,967	26,697		547,939
Interest expense	19,500	217,904	135	10,740	$(19,500)	228,779
Preferred dividends of a subsidiary trust					19,500	19,500
Other (income) expense, net		2,129	(4,285)	320		(1,836)

Income (loss) before provision (benefit) for income taxes	(27,218)	11,960	301,117	15,637		301,496
Provision (benefit) for income taxes	(11,295)	4,908	124,964	6,544		125,121

Income (loss) before equity in net earnings of subsidiaries	(15,923)	7,052	176,153	9,093		176,375
Equity in net earnings of subsidiaries	192,298	185,246			$(377,544)

Net income	$176,375	$192,298	$176,153	$9,093	$(377,544)	$176,375

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2002

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(13,231)	$387,190	$111,072	$28,536	$4,342	$517,909
Cash flows from investing activities:
Purchases of rental equipment		(302,417)	(150,864)	(38,978)		(492,259)
Purchases of property and equipment	(4,975)	(9,088)	(23,054)	(1,482)		(38,599)
Proceeds from sales of rental equipment		98,156	61,577	16,446		176,179
Capital contributed to subsidiary	(63,755)				63,755
Purchases of other companies		(172,583)				(172,583)
Deposits on rental equipment purchases		(4,644)				(4,644)
In-process acquisition costs					(4,342)	(4,342)

Net cash used in investing activities	(68,730)	(390,576)	(112,341)	(24,014)	59,413	(536,248)
Cash flows from financing activities:
Proceeds from debt		505,567	82	2,667		508,316
Payments of debt	(38,111)	(483,081)	(1,703)	(6,944)	38,111	(491,728)
Proceeds from sale-leaseback
Payments of financing costs		(6,197)				(6,197)
Capital contributions by parent		63,755			(63,755)
Dividend distributions to parent		(83,043)			83,043
Shares repurchased and retired	(26,726)					(26,726)
Proceeds from the exercise of common stock options	63,755					63,755
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust repurchased and retired					(38,111)	(38,111)
Proceeds from dividends from subsidiary	83,043				(83,043)

Net cash provided by (used in) financing activities	81,961	(2,999)	(1,621)	(4,277)	(63,755)	9,309
Effect of foreign exchange rates				935		935

Net increase (decrease) in cash and cash equivalents		(6,385)	(2,890)	1,180		(8,095)
Cash and cash equivalents at beginning of period		6,385	19,798	1,143		27,326

Cash and cash equivalents at end of period			$16,908	$2,323		$19,231

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,946	$181,045	$1,232	$10,976		$212,199
Cash paid for income taxes, net of refunds		$(3,115)		$1,661		$(1,454)

Supplemental disclosure of non-cash investing and financing activities:
Conversion of operating leases to capital leases		$31,451				$31,451
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired		$172,222				$172,222
Liabilities assumed		(4,705)				(4,705)

		167,517				167,517
Due to seller and other payments		5,066				5,066

Net cash paid		$172,583				$172,583

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2001

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(16,826)	$622,289	$97,695	$(8,933)	$2,485	$696,710
Cash flows from investing activities:
Purchases of rental equipment		(277,032)	(148,125)	(24,613)		(449,770)
Purchases of property and equipment	(2,674)	(13,159)	(28,214)	(3,501)		(47,548)
Proceeds from sales of rental equipment		63,612	70,331	13,158		147,101
Capital contributed to subsidiary	(10,417)				10,417
Purchases of other companies		(53,565)		(1,273)		(54,838)
Payments of contingent purchase price		(2,103)				(2,103)
In-process acquisition costs					(2,485)	(2,485)

Net cash used in investing activities	(13,091)	(282,247)	(106,008)	(16,229)	7,932	(409,643)
Cash flows from financing activities:
Proceeds from debt		2,008,644	65	44,758		2,053,467
Payments of debt		(2,292,186)	(1,687)	(6,634)		(2,300,507)
Proceeds from sale-leaseback		12,435				12,435
Payments of financing costs		(28,709)		(333)		(29,042)
Capital contributions by parent		10,417			(10,417)
Dividend distributions to parent		(44,258)			44,258
Shares repurchased and retired	(24,758)					(24,758)
Proceeds from the exercise of common stock options	10,417					10,417
Proceeds from dividends from subsidiary	44,258				(44,258)

Net cash provided by (used in) financing activities	29,917	(333,657)	(1,622)	37,791	(10,417)	(277,988)
Effect of foreign exchange rates				(16,137)		(16,137)

Net increase (decrease) in cash and cash equivalents		6,385	(9,935)	(3,508)		(7,058)
Cash and cash equivalents at beginning of period			29,733	4,651		34,384

Cash and cash equivalents at end of period		$6,385	$19,798	$1,143		$27,326

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,500	$197,315	$10,561	$3,009		$230,385
Cash paid for income taxes, net of refunds		$(31,122)		$323		$(30,799)
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired		$20,264		$1,201		$21,465
Liabilities assumed		(4,468)		(144)		(4,612)
Less:
Amounts paid through issuance of debt		(600)				(600)

		15,196		1,057		16,253
Due to seller and other payments		38,369		216		38,585

Net cash paid		$53,565		$1,273		$54,838

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2000

	Parent	URI		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Net cash provided by (used in) operating activities	$(6,429)		$243,759	$227,855	$43,066	$4,470	$512,721
Cash flows from investing activities:
Purchases of rental equipment			(489,259)	(283,488)	(35,457)		(808,204)
Purchases of property and equipment	(13,071)		(34,477)	(102,510)	(3,712)		(153,770)
Proceeds from sales of rental equipment			145,519	178,576	23,583		347,678
Proceeds from sale of businesses			16,246	3,000			19,246
Payments of contingent purchase price			(3,030)	(13,236)			(16,266)
Purchases of other companies			(337,257)		(10,080)		(347,337)
Capital contributed to subsidiary	(331)					331
In-process acquisition costs						(4,285)	(4,285)

Net cash used in investing activities	(13,402)		(702,258)	(217,658)	(25,666)	(3,954)	(962,938)
Cash flows from financing activities:
Shares repurchased and retired	(30,950)						(30,950)
Dividend distributions to parent			(50,450)			50,450
Proceeds from debt			452,912	3,290			456,202
Repayments of debt			(125,238)	(168)	(9,193)		(134,599)
Proceeds from sale-leaseback			193,478				193,478
Payments of financing costs			(16,223)			(185)	(16,408)
Capital contributions by parent			331			(331)
Proceeds from the exercise of stock options	331						331
Proceeds from dividends from subsidiary	50,450					(50,450)

Net cash provided by (used in) financing activities	19,831		454,810	3,122	(9,193)	(516)	468,054
Effect of foreign exchange rates					(7,264)		(7,264)

Net increase (decrease) in cash and cash equivalents			(3,689)	13,319	943		10,573
Cash and cash equivalents at beginning of period			3,689	16,414	3,708		23,811

Cash and cash equivalents at end of period		$		$29,733	$4,651		$34,384

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,500		$218,346	$135	$10,782		$248,763
Cash paid for income taxes			$19,833		$3,913		$23,746
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired			$518,167		$11,037		$529,204
Liabilities assumed			(132,163)		(957)		(133,120)
Less:
Amounts paid in common stock of parent			(10,000)				(10,000)
Amounts paid through issuance of debt			(65,500)				(65,500)

			310,504		10,080		320,584
Due to seller and other payments			26,753				26,753

Net cash paid			$337,257		$10,080		$347,337

REPORT OF INDEPENDENT AUDITORS

Board	of Directors
United	Rentals, Inc. (Parent Company of United Rentals (North America), Inc.)

We have audited the accompanying consolidated balance sheets of United Rentals (North America), Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the management of United Rentals (North America), Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals (North America), Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/    ERNST & YOUNG LLP

MetroPark, New Jersey

February 20, 2003

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2001
	(In thousands, except share data)
Assets
Cash and cash equivalents	$19,231	$27,326
Accounts receivable, net of allowance for doubtful accounts of $48,542 and $47,744 in 2002 and 2001, respectively	466,196	450,273
Inventory	91,798	85,764
Prepaid expenses and other assets	122,807	124,398
Rental equipment, net	1,845,675	1,747,182
Property and equipment, net	399,587	383,260
Goodwill, net	1,705,191	2,199,774
Other intangible assets, net	5,821	7,927

	$4,656,306	$5,025,904

Liabilities and Stockholder’s Equity
Liabilities:
Accounts payable	$207,038	$204,773
Debt	2,512,798	2,459,522
Deferred taxes	225,587	297,024
Accrued expenses and other liabilities	209,728	166,154

Total liabilities	3,155,151	3,127,473
Commitments and contingencies
Stockholder’s equity:
Common stock—$.01 par value, 3,000 shares authorized, 1,000 shares issued and outstanding
Additional paid-in capital	1,581,833	1,518,078
Retained earnings	(53,830)	410,480
Accumulated other comprehensive loss	(26,848)	(30,127)

Total stockholder’s equity	1,501,155	1,898,431

	$4,656,306	$5,025,904

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2002	2001	2000
	(In thousands)
Revenues:
Equipment rentals	$2,154,681	$2,212,900	$2,056,683
Sales of rental equipment	176,179	147,101	347,678
Sales of equipment and merchandise and other revenues	490,129	526,604	514,500

Total revenues	2,820,989	2,886,605	2,918,861
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,137,609	1,053,635	907,477
Depreciation of rental equipment	325,548	320,963	328,131
Cost of rental equipment sales	116,821	88,742	208,182
Cost of equipment and merchandise sales and other operating costs	354,734	383,795	386,501

Total cost of revenues	1,934,712	1,847,135	1,830,291

Gross profit	886,277	1,039,470	1,088,570
Selling, general and administrative expenses	438,918	441,751	454,330
Goodwill impairment	247,913
Restructuring charge	28,262	28,922
Non-rental depreciation and amortization	50,363	98,901	78,583

Operating income	120,821	469,896	555,657
Interest expense	195,961	221,563	228,779
Other (income) expense, net	(900)	6,421	(1,836)

Income (loss) before provision for income taxes, extraordinary item and cumulative effect of change in accounting principle	(74,240)	241,912	328,714
Provision for income taxes	18,688	103,332	136,416

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(92,928)	138,580	192,298
Extraordinary item, net of tax benefit		11,317
Cumulative effect of change in accounting principle	(288,339)

Net income (loss)	$(381,267)	$127,263	$192,298

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount
	(In thousands except share amounts)
Balance, December 31, 1999	1,000		$1,507,330	$185,627		$317
Comprehensive income:
Net income				192,298	$192,298
Other comprehensive income:
Foreign currency translation adjustments					(7,264)	(7,264)

Comprehensive income					$185,034

Contributed capital from parent			331
Dividend distributions to parent				(50,450)

Balance, December 31, 2000	1,000		1,507,661	327,475		(6,947)
Comprehensive income:
Net income				127,263	$127,263
Other comprehensive income:
Foreign currency translation adjustments					(16,137)	(16,137)
Cumulative effect on equity of adopting FAS 133, net of tax of $1,784					(2,516)	(2,516)
Derivatives qualifying as hedges, net of tax $3,212					(4,527)	(4,527)

Comprehensive income					$104,083

Contributed capital from parent			10,417
Dividend distributions to parent				(44,258)

Balance, December 31, 2001	1,000		$1,518,078	$410,480		$(30,127)
Comprehensive loss:
Net loss				(381,267)	$(381,267)
Other comprehensive income
Foreign currency translation adjustments					2,484	2,484
Derivatives qualifying as hedges, net of tax					795	795

Comprehensive loss					$(377,988)

Contributed capital from parent			63,755
Dividend distributions to parent				(83,043)

Balance, December 31, 2002	1,000		$1,581,833	$(53,830)		$(26,848)

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2002	2001	2000
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(381,267)	$127,263	$192,298
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	376,244	419,864	406,714
Gain on sales of rental equipment	(59,359)	(58,359)	(139,496)
Gain on sale of businesses			(4,084)
Restructuring charge	2,497	10,893
Goodwill impairment	247,913
Extraordinary item		18,076
Cumulative effect of change in accounting principle, net	288,339
Deferred taxes	5,871	100,683	109,280
Changes in operating assets and liabilities:
Accounts receivable	(6,949)	24,888	8,613
Inventory	21,189	87,084	69,706
Prepaid expenses and other assets	3,601	11,657	(77,579)
Accounts payable	2,252	(58,713)	14,290
Accrued expenses and other liabilities	26,467	27,715	(65,062)

Net cash provided by operating activities	526,798	711,051	514,680

Cash Flows From Investing Activities:
Purchases of rental equipment	(492,259)	(449,770)	(808,204)
Purchases of property and equipment	(33,624)	(44,874)	(140,699)
Proceeds from sales of rental equipment	176,179	147,101	347,678
Proceeds from sale of businesses			19,246
Purchases of other companies	(172,583)	(54,838)	(347,337)
Payments of contingent purchase price		(2,103)	(16,266)
Deposits on rental equipment purchases	(4,644)

Net cash used in investing activities	(526,931)	(404,484)	(945,582)

Cash Flows From Financing Activities:
Capital contributions by Parent	63,755	10,417	331
Proceeds from debt	508,316	2,053,467	456,202
Payments on debt	(491,728)	(2,300,507)	(134,599)
Proceeds from sale-leaseback		12,435	193,478
Dividend distributions to Parent	(83,043)	(44,258)	(50,450)
Payments of financing costs	(6,197)	(29,042)	(16,223)

Net cash (used in) provided by financing activities	(8,897)	(297,488)	448,739
Effect of foreign exchange rates	935	(16,137)	(7,264)

Net increase (decrease) in cash and cash equivalents	(8,095)	(7,058)	10,573
Cash and cash equivalents at beginning of year	27,326	34,384	23,811

Cash and cash equivalents at end of year	$19,231	$27,326	$34,384

Supplemental disclosure of cash flow information:
Cash paid for interest	$193,253	$210,885	$229,263
Cash paid for taxes, net of refunds	$(1,454)	$(30,799)	$23,746
Supplemental schedule of non cash investing and financing activities:
Conversion of operating leases to capital leases	$31,451
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$172,222	$21,465	$529,204
Liabilities assumed	(4,705)	(4,612)	(133,120)
Less:
Amounts paid in common stock of the parent			(10,000)
Amounts paid through issuance of debt		(600)	(65,500)

	167,517	16,253	320,584
Due to seller and other payments	5,066	38,585	26,753

Net cash paid	$172,583	$54,838	$347,337

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

United Rentals (North America), Inc., (“URI”) and subsidiaries is a wholly owned subsidiary of United Rentals, Inc., which is principally a holding company (“Holdings” or “Parent”). Holdings was incorporated in July 1998 and became the parent of URI on August 5, 1998, pursuant to the reorganization of the legal structure of URI. Prior to such reorganization, the name of URI was United Rentals, Inc. References herein to the “Company” refer to URI and its subsidiaries.

Certain footnotes are not provided for the accompanying financial statements as the information in Notes 1 through 10, 12, 13 and 15 through 17 to the consolidated financial statements of United Rentals, Inc. included elsewhere in this report is substantially equivalent to that required for the consolidated financial statements of URI and its subsidiaries. Earnings per share data is not provided for the operating results of URI and subsidiaries, as they are wholly owned subsidiaries of Holdings. URI’s various credit agreements and debt instruments place restrictions on its ability to transfer funds to its shareholder.

Holdings provides certain services to URI in connection with its operations. These services principally include: (i) senior management services, (ii) finance related services and support, (iii) information technology systems and support and (iv) acquisition related services. In addition, Holdings leases certain equipment and real property that are made available for use by URI and its subsidiaries. URI has made, and expects to continue to make, certain payments to Holdings in respect of the services provided by Holdings to the Company. The expenses relating to URI’s payments to Holdings are reflected on URI’s financial statements as selling, general and administrative expenses. In addition, although not legally obligated to do so, URI has in the past made, and expects that it will in the future make, distributions to Holdings for, among other things, enabling Holdings to pay dividends on its preferred securities.

2.    Capital Stock and Contributions

At December 31, 2002, the Company had authorized 3,000 shares of its $0.01 par value common stock of which 1,000 shares were issued and outstanding. All of the issued and outstanding common shares of URI are owned by its Parent.

Pursuant to the reorganization described in Note 1, the net proceeds from the Company’s initial public offering completed in December 1997 and the public offering completed in March 1998 have been reflected as Contributed Capital from the Parent in the accompanying statement of stockholder’s equity. Holdings also contributed the net proceeds from the issuance of redeemable convertible preferred securities in August 1998 to URI. During 1999, Holdings contributed the net proceeds from the issuance of common stock in a public offering and the net proceeds from the issuance of perpetual convertible preferred stock to URI.

3.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

Certain indebtedness of URI is guaranteed by URI’s United States subsidiaries (the “guarantor subsidiaries”) but is not guaranteed by URI’s foreign subsidiaries (the “non-guarantor subsidiaries”). The guarantor subsidiaries are all wholly-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such

UNITED RENTALS (NORTH AMERICA), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information would not be material to investors. However, condensed consolidating financial information as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, are presented. The condensed consolidating financial information of URI and its subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS

Cash and cash equivalents		$16,908	$2,323		$19,231
Accounts receivable, net	$7,354	426,733	32,109		466,196
Intercompany receivable (payable)	604,962	(422,624)	(182,338)
Inventory	36,602	50,450	4,746		91,798
Prepaid expenses and other assets	42,158	79,323	1,326		122,807
Rental equipment, net	1,003,791	709,615	132,269		1,845,675
Property and equipment, net	137,713	246,307	15,567		399,587
Investment in subsidiaries	2,216,629			$(2,216,629)
Intangible assets, net	243,529	1,344,537	122,946		1,711,012

	$4,292,738	$2,451,249	$128,948	$(2,216,629)	$4,656,306

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Accounts payable	$50,931	$139,922	$16,185		$207,038
Debt	2,454,119	711	57,968		2,512,798
Deferred taxes	226,392	(805)			225,587
Accrued expenses and other liabilities	58,968	115,430	8,699	$26,631	209,728

Total liabilities	2,790,410	255,258	82,852	26,631	3,155,151
Commitments and contingencies
Stockholder’s equity:
Common stock
Additional paid-in capital	1,562,410	1,901,936	68,395	(1,950,908)	1,581,833
Retained earnings	(53,830)	294,055	(1,703)	(292,352)	(53,830)
Accumulated other comprehensive loss	(6,252)		(20,596)		(26,848)

Total stockholder’s equity	1,502,328	2,195,991	46,096	(2,243,260)	1,501,155

	$4,292,738	$2,451,249	$128,948	$(2,216,629)	$4,656,306

UNITED RENTALS (NORTH AMERICA), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2001

	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS
Cash and cash equivalents	$6,385	$19,798	$1,143		$27,326
Accounts receivable, net	7,142	418,260	24,871		450,273
Intercompany receivable (payable)	89,612	39,548	(129,160)
Inventory	36,335	46,410	3,019		85,764
Prepaid expenses and other assets	57,764	64,699	1,935		124,398
Rental equipment, net	885,442	744,969	116,771		1,747,182
Property and equipment, net	135,240	231,508	16,512		383,260
Investment in subsidiaries	2,414,710			$(2,414,710)
Intangible assets, net	855,360	1,231,121	121,220		2,207,701

	$4,487,990	$2,796,313	$156,311	$(2,414,710)	$5,025,904

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable	$38,436	$155,029	$11,308		$204,773
Debt	2,193,380	203,896	62,246		2,459,522
Deferred taxes	296,974	50			297,024
Accrued expenses and other liabilities	57,108	96,793	12,253		166,154

Total liabilities	2,585,898	455,768	85,807		3,127,473
Commitments and contingencies Stockholder’s equity:
Common stock
Additional paid-in capital	1,498,655	1,840,604	65,970	$(1,887,151)	1,518,078
Retained earnings	410,480	499,941	27,618	(527,559)	410,480
Accumulated other comprehensive loss	(7,043)		(23,084)		(30,127)

Total stockholder’s equity	1,902,092	2,340,545	70,504	(2,414,710)	1,898,431

	$4,487,990	$2,796,313	$156,311	$(2,414,710)	$5,025,904

UNITED RENTALS (NORTH AMERICA), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002

	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals	$905,752	$1,133,860	$115,069		$2,154,681
Sales of rental equipment	98,156	61,577	16,446		176,179
Sales of equipment and merchandise and other revenues	237,603	222,021	30,505		490,129

Total revenues	1,241,511	1,417,458	162,020		2,820,989
Cost of revenues:
Cost of equipment rentals, excluding depreciation	419,854	661,794	55,961		1,137,609
Depreciation of rental equipment	152,163	151,619	21,766		325,548
Cost of rental equipment sales	62,689	44,037	10,095		116,821
Cost of equipment and merchandise sales and other operating costs	174,721	157,379	22,634		354,734

Total cost of revenues	809,427	1,014,829	110,456		1,934,712

Gross profit	432,084	402,629	51,564		886,277
Selling, general and administrative expenses	191,584	222,437	24,897		438,918
Goodwill impairment	81,494	159,802	6,617		247,913
Restructuring charge	8,362	17,962	1,938		28,262
Non-rental depreciation and amortization	25,716	21,909	2,738		50,363

Operating income	124,928	(19,481)	15,374		120,821
Interest expense	183,882	7,567	4,512		195,961
Other (income) expense, net	12,874	(15,435)	1,661		(900)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(71,828)	(11,613)	9,201		(74,240)
Provision (benefit) for income taxes	(12,366)	26,195	4,859		18,688

Income (loss) before cumulative effect of change in accounting principle and equity in net earnings of subsidiaries	(59,462)	(37,808)	4,342		(92,928)
Cumulative effect of change in accounting principle, net of tax	(86,598)	(168,078)	(33,663)		(288,339)

Income (loss) before equity in net earnings of subsidiaries	(146,060)	(205,886)	(29,321)		(381,267)
Equity in net loss of subsidiaries	(235,207)			$235,207

Net income (loss)	$(381,267)	$(205,886)	$(29,321)	$235,207	$(381,267)

UNITED RENTALS (NORTH AMERICA), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2001

	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals	$907,070	$1,201,439	$104,391		$2,212,900
Sales of rental equipment	63,612	70,331	13,158		147,101
Sales of equipment and merchandise and other revenues	244,020	254,222	28,362		526,604

Total revenues	1,214,702	1,525,992	145,911		2,886,605
Cost of revenues:
Cost of equipment rentals, excluding depreciation	376,634	626,867	50,134		1,053,635
Depreciation of rental equipment	150,619	149,868	20,476		320,963
Cost of rental equipment sales	38,702	42,088	7,952		88,742
Cost of equipment and merchandise sales and other operating costs	177,659	185,223	20,913		383,795

Total cost of revenues	743,614	1,004,046	99,475		1,847,135

Gross profit	471,088	521,946	46,436		1,039,470
Selling, general and administrative expenses	192,640	224,707	24,404		441,751
Restructuring charge	8,877	17,096	2,949		28,922
Non-rental depreciation and amortization	42,012	51,014	5,875		98,901

Operating income	227,559	229,129	13,208		469,896
Interest expense	211,220	7,834	2,509		221,563
Other (income) expense, net	25,586	(21,202)	2,037		6,421

Income (loss) before provision (benefit) for income taxes and extraordinary item	(9,247)	242,497	8,662		241,912
Provision (benefit) for income taxes	(1,226)	100,636	3,922		103,332

Income (loss) before extraordinary item and equity in net earnings of subsidiaries	(8,021)	141,861	4,740		138,580
Extraordinary item	11,317				11,317

Income (loss) before equity in net earnings of subsidiaries	(19,338)	141,861	4,740		127,263
Equity in net earnings of subsidiaries	146,601			$(146,601)

Net income	$127,263	$141,861	$4,740	$(146,601)	$127,263

UNITED RENTALS (NORTH AMERICA), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2000

	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals	$851,541	$1,094,613	$110,529		$2,056,683
Sales of rental equipment	145,519	178,576	23,583		347,678
Sales of equipment and merchandise and other revenues	253,798	229,219	31,483		514,500

Total revenues	1,250,858	1,502,408	165,595		2,918,861
Cost of revenues:
Cost of equipment rentals, excluding depreciation	364,047	494,350	49,080		907,477
Depreciation of rental equipment	152,640	155,239	20,252		328,131
Cost of rental equipment sales	87,161	106,617	14,404		208,182
Cost of equipment and merchandise sales and other operating costs	197,190	164,186	25,125		386,501

Total cost of revenues	801,038	920,392	108,861		1,830,291

Gross profit	449,820	582,016	56,734		1,088,570
Selling, general and administrative expenses	184,135	245,431	24,764		454,330
Non-rental depreciation and amortization	33,692	39,618	5,273		78,583

Operating income	231,993	296,967	26,697		555,657
Interest expense	217,904	135	10,740		228,779
Other (income) expense, net	2,129	(4,285)	320		(1,836)

Income before provision for income taxes	11,960	301,117	15,637		328,714
Provision for income taxes	4,908	124,964	6,544		136,416

Income before equity in net earnings of subsidiaries	7,052	176,153	9,093		192,298
Equity in net earnings of subsidiaries	185,246			$(185,246)

Net income	$192,298	$176,153	$9,093	$(185,246)	$192,298

UNITED RENTALS (NORTH AMERICA), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2002

	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net cash provided by operating activities	$387,190	$111,072	$28,536		$526,798
Cash flows from investing activities:
Purchases of rental equipment	(302,417)	(150,864)	(38,978)		(492,259)
Purchases of property and equipment	(9,088)	(23,054)	(1,482)		(33,624)
Proceeds from sales of rental equipment	98,156	61,577	16,446		176,179
Purchases of other companies	(172,583)				(172,583)
Deposits on rental equipment purchases	(4,644)				(4,644)

Net cash used in investing activities	(390,576)	(112,341)	(24,014)		(526,931)
Cash flows from financing activities:
Dividend distributions to parent	(83,043)				(83,043)
Proceeds from debt	505,567	82	2,667		508,316
Repayments of debt	(483,081)	(1,703)	(6,944)		(491,728)
Payments of financing costs	(6,197)				(6,197)
Capital contributions by parent	63,755				63,755

Net cash provided by (used in) financing activities	(2,999)	(1,621)	(4,277)		(8,897)
Effect of foreign exchange rates			935		935

Net increase (decrease) in cash and cash equivalents	(6,385)	(2,890)	1,180		(8,095)
Cash and cash equivalents at beginning of period	6,385	19,798	1,143		27,326

Cash and cash equivalents at end of period		$16,908	$2,323		$19,231

Supplemental disclosure of cash flow information:
Cash paid for interest	$181,045	$1,232	$10,976		$193,253
Cash paid for income taxes	$(3,115)		$1,661		$(1,454)

Supplemental disclosure of non-cash investing and financing activities:
Conversion of operating leases to capital leases	$31,451				$31,451
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$172,222				$172,222
Liabilities assumed	(4,705)				(4,705)

	167,517				167,517
Due to seller and other payments	5,066				5,066

Net cash paid	$172,583				$172,583

UNITED RENTALS (NORTH AMERICA), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2001

	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net cash provided by operating activities	$622,289	$97,695	$(8,933)		$711,051
Cash flows from investing activities:
Purchases of rental equipment	(277,032)	(148,125)	(24,613)		(449,770)
Purchases of property and equipment	(13,159)	(28,214)	(3,501)		(44,874)
Proceeds from sales of rental equipment	63,612	70,331	13,158		147,101
Payments of contingent purchase price	(2,103)				(2,103)
Purchases of other companies	(53,565)		(1,273)		(54,838)

Net cash used in investing activities	(282,247)	(106,008)	(16,229)		(404,484)
Cash flows from financing activities:
Dividend distributions to parent	(44,258)				(44,258)
Proceeds from debt	2,008,644	65	44,758		2,053,467
Repayments of debt	(2,292,186)	(1,687)	(6,634)		(2,300,507)
Proceeds from sale-leaseback	12,435				12,435
Payments of financing costs	(28,709)		(333)		(29,042)
Capital contributions by parent	10,417				10,417

Net cash provided by (used in) financing activities	(333,657)	(1,622)	37,791		(297,488)
Effect of foreign exchange rates			(16,137)		(16,137)

Net increase (decrease) in cash and cash equivalents	6,385	(9,935)	(3,508)		(7,058)
Cash and cash equivalents at beginning of period		29,733	4,651		34,384

Cash and cash equivalents at end of period	$6,385	$19,798	$1,143		$27,326

Supplemental disclosure of cash flow information:
Cash paid for interest	$197,315	$10,561	$3,009		$210,885
Cash paid for income taxes	$(31,122)		$323		$(30,799)
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$20,264		$1,201		$21,465
Liabilities assumed	(4,468)		(144)		(4,612)
Less:
Amounts paid through issuance of debt	(600)				(600)

	15,196		1,057		16,253
Due to seller and other payments	38,369		216		38,585

Net cash paid	$53,565		$1,273		$54,838

UNITED RENTALS (NORTH AMERICA), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2000

	URI		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net cash provided by operating activities		$243,759	$227,855	$43,066		$514,680
Cash flows from investing activities:
Purchases of rental equipment		(489,259)	(283,488)	(35,457)		(808,204)
Purchases of property and equipment		(34,477)	(102,510)	(3,712)		(140,699)
Proceeds from sales of rental equipment		145,519	178,576	23,583		347,678
Proceeds from sale of businesses		16,246	3,000			19,246
Payments of contingent purchase price		(3,030)	(13,236)			(16,266)
Purchases of other companies		(337,257)		(10,080)		(347,337)

Net cash used in investing activities		(702,258)	(217,658)	(25,666)		(945,582)
Cash flows from financing activities:
Dividend distributions to parent		(50,450)				(50,450)
Proceeds from debt		452,912	3,290			456,202
Repayments of debt		(125,238)	(168)	(9,193)		(134,599)
Proceeds from sale-leaseback		193,478				193,478
Payments of financing costs		(16,223)				(16,223)
Capital contributions by parent		331				331

Net cash provided by (used in) financing activities		454,810	3,122	(9,193)		448,739
Effect of foreign exchange rates				(7,264)		(7,264)

Net increase (decrease) in cash and cash equivalents		(3,689)	13,319	943		10,573
Cash and cash equivalents at beginning of period		3,689	16,414	3,708		23,811

Cash and cash equivalents at end of period	$		$29,733	$4,651		$34,384

Supplemental disclosure of cash flow information:
Cash paid for interest		$218,346	$135	$10,782		$229,263
Cash paid for income taxes		$19,833		$3,913		$23,746
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired		$518,167		$11,037		$529,204
Liabilities assumed		(132,163)		(957)		(133,120)
Less:
Amounts paid in common stock of parent		(10,000)				(10,000)
Amounts paid through issuance of debt		(65,500)				(65,500)

		310,504		10,080		320,584
Due to seller and other payments		26,753				26,753

Net cash paid		$337,257		$10,080		$347,337

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

Board of Directors

United Rentals, Inc.

We have audited the consolidated financial statements of United Rentals, Inc. as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 20, 2003, included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in Item 15(a)(2). These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

MetroPark, New Jersey

February 20, 2003

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UNITED RENTALS, INC.

CONDENSED BALANCE SHEET

	December 31
	2002	2001
	(in thousands)
ASSETS
Property and equipment, net	$25,765	$26,793
Investment in and advances to subsidiaries	1,532,290	1,904,000

	$1,558,055	$1,930,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Debt	$226,550	$300,000
Accrued expenses and other liabilities		5,283

Total liabilities	226,550	305,283

Commitments and contingencies

Stockholders’ equity:
Preferred stock	5	5
Common stock	765	734
Additional paid-in capital	1,341,290	1,243,586
Deferred compensation	(52,988)	(55,794)
Retained earnings	69,281	467,106
Accumulated other comprehensive loss	(26,848)	(30,127)

Total stockholders’ equity	1,331,505	1,625,510

	$1,558,055	$1,930,793

See accompanying notes.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UNITED RENTALS, INC.

CONDENSED STATEMENT OF OPERATIONS

	Year Ended December 31
	2002	2001	2000
	(In thousands)
Non-rental depreciation and amortization	$8,938	$7,862	$7,718

Operating loss	(8,938)	(7,862)	(7,718)
Interest expense	18,206	19,500	19,500

Loss before benefit for income taxes	(27,144)	(27,362)	(27,218)
Benefit for income taxes	10,586	11,355	11,295

Net loss before equity in earnings of subsidiaries	(16,558)	(16,007)	(15,923)
Equity in earnings (loss) of subsidiaries	(381,267)	127,263	192,298

Net income (loss)	$(397,825)	$111,256	$176,375

See accompanying notes.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UNITED RENTALS, INC.

CONDENSED CASH FLOW INFORMATION

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Net cash used in operating activities	$(13,231)	$(16,826)	$(6,429)
Cash flows from investing activities:
Purchase of property and equipment	(4,975)	(2,674)	(13,071)
Capital contributed to subsidiary	(63,755)	(10,417)	(331)

Net cash used in investing activities	(68,730)	(13,091)	(13,402)

Cash flows from financing activities:
Payments of debt	(38,111)
Shares repurchased and retired	(26,726)	(24,758)	(30,950)
Proceeds from the exercise of stock options	63,755	10,417	331
Proceeds from dividends from subsidiary	83,043	44,258	50,450

Net cash provided by financing activities	81,961	29,917	19,831

Net change in cash and cash equivalents
Cash and cash equivalents at beginning of period

Cash and cash equivalents at end of period

See accompanying notes.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

UNITED RENTALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation

United Rentals, Inc. is principally a holding company (“Holdings”) and conducts its operations primarily through its wholly owned subsidiary United Rentals (North America), Inc. (“URI”) and subsidiaries. In the parent company-only financial statements, Holdings investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Holdings share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent company-only financial statements should be read in conjunction with the Company’s consolidated financial statements.

2.    Debt

See Note 11 to the Consolidated Financial Statements for information concerning debt.

3.    Guarantee

See Note 11 to the Consolidated Financial Statements for information concerning the guarantee.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

UNITED RENTALS, INC.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Balance at End of Period
	(In thousands)
Year ended December 31, 2002:
Allowance for doubtful accounts	$47,744	$36,791	$(1,378	)(a)	$34,615	(d)	$48,542
Reserve for inventory obsolescence and shrinkage	9,395	10,586	910	(b)	14,433	(e)	6,458
Insurance reserves	18,559	105,957	6,232	(c)	108,522	(f)	22,226

Year ended December 31, 2001:
Allowance for doubtful accounts	$55,624	$31,194	$906	(a)	$39,980	(d)	$47,744
Reserve for inventory obsolescence and shrinkage	15,461	9,229	544	(b)	15,839	(e)	9,395
Insurance reserves	15,428	87,238			84,107	(f)	18,559

Year ended December 31, 2000:
Allowance for doubtful accounts	$58,376	$38,431	$14,791	(a)	$55,974	(d)	$55,624
Reserve for inventory obsolescence and shrinkage	16,782	9,124	11,302	(b)	21,747	(e)	15,461
Insurance reserves	22,750	63,728			71,050	(f)	15,428

(a)	Represents allowance for doubtful accounts established through acquisitions offset, in the case of 2002, for reductions to the allowance through purchase accounting.
(b)	Represents reserve for inventory obsolescence and shrinkage assumed through acquisitions.
(c)	Represents reclassification to other assets of receivable claims.
(d)	Represents write-offs of accounts, net of recoveries.
(e)	Represents write-offs of inventory items.
(f)	Represents payments.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the applicable information in the 2003 Proxy Statement, including the information set forth under the captions “Election of Directors” and “Compliance with Section 11(A) of the Securities Exchange Act of 1934”. The “2003 Proxy Statement” refers to the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, prior to April 30, 2003.

Item 11.    Executive and Director Compensation

The information required by this Item is incorporated by reference to the applicable information in the 2003 Proxy Statement, including the information set forth under the captions “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation”.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference to the applicable information in the 2003 Proxy Statement, including the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management”.

The Company has six equity compensation plans as of December 31, 2002. See note 12 to the Notes to Consolidated Financial Statements of the Company included in this report for additional information regarding these plans. The following table gives information about the Company’s equity compensation plans as of December 31, 2002.

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	9,870,745	$20.38	2,203,481
Equity compensation plans not approved by stockholders	6,123,402	$20.41	612,863

	15,994,147		2,816,344

The Company’s equity compensation plans that have not been approved by its stockholders are the 2001 Stock Plan and the 1998 Supplemental Stock Option Plan. For further information about these plans, see note 12 to the Notes to Consolidated Financial Statements of the Company included elsewhere in this report.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the applicable information in the 2003 Proxy Statement, including the information set forth under the caption “Certain Transactions”.

Item 14.    Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). This evaluation took place as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Consolidated Financial Statements:

Report of Independent Auditors

United Rentals, Inc. Consolidated Balance Sheets—December 31, 2002 and 2001

United Rentals, Inc. Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000

United Rentals, Inc. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000

United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

Report of Independent Auditors

United Rentals (North America), Inc. Consolidated Balance Sheets—December 31, 2002 and 2001

United Rentals (North America), Inc. Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000

United Rentals (North America), Inc. Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2002, 2001, and 2000

United Rentals (North America), Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules:

Report of Independent Auditors on Financial Statement Schedules

Schedule I Condensed Financial Information of Registrant

Schedule II Valuation and Qualifying Accounts

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3)  Exhibits

Exhibit Number	Description of Exhibit

2(a)

Amended and Restated Agreement and Plan of Merger dated as of August 31, 1998, among United Rentals, Inc., UR Acquisition Corporation and U.S. Rentals, Inc. (incorporated by reference to Exhibit 2 of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

3(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc., (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3(b)

Certificate of Amendment to the United Rentals, Inc. Amended and Restated Certificate of Incorporation dated September 29, 1998 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151)

3(c)	By-laws of United Rentals, Inc. (incorporated by reference to exhibit 3.2 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3(d)

Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(f) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3(e)

Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(g) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3(f)

Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3(g)

Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3(h)

Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3(i)	By-laws of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

4(a)	Form of certificate representing United Rentals, Inc. Common Stock (incorporated by reference to Exhibit 4 of United Rentals, Inc. Registration Statement on Form S-1, Registration No. 333-39117)

4(b)	Certificate of Trust of United Rentals Trust I (incorporated by reference to Exhibit 4(a) of the United Rentals, Inc. Registration Statement on Form S-1, Registration No. 333-64463)

4(c)

Amended and Restated Trust Agreement dated August 5, 1998 among United Rentals, Inc., The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein (incorporated by reference to Exhibit 10(ii) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4(d)

Indenture dated August 5, 1998 by and between United Rentals, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(hh) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

Exhibit Number	Description of Exhibit

4(e)

Guarantee Agreement dated August 5, 1998 between United Rentals, Inc. and The Bank of New York (incorporated by reference to Exhibit 10(jj) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4(f)

Form of Certificate representing 6 1/2% Convertible Quarterly Income Preferred Securities (incorporated by reference to Exhibit 4(e) of the United Rentals, Inc. Registration Statement on Form S-1, Registration No. 333-64463)

4(g)

Form of Certificate representing 6 1/2% Convertible Subordinated Debentures (incorporated by reference to Exhibit 4(f) of the United Rentals, Inc. Registration Statement on Form S-1, Registration No. 333-64463)

4(h)

Indenture dated May 22, 1998, among United Rentals (North America), Inc., the Guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4(b) of the Registration Statement on Form S-4 filed by United Rentals (North America), Inc., Registration No. 333-60467)

4(i)

Indenture dated August 12, 1998, among United Rentals (North America), Inc., the Guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 10(bb) of United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4(j)

Indenture dated December 15, 1998, among United Rentals (North America), Inc., the Guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 10(uu) to Amendment No. 1 to the United Rentals (North America), Inc. Registration Statement on Form S-4, No. 333-64227)

4(k)

Indenture dated March 23, 1999 among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to exhibit 4(q) of the United Rentals, Inc. Annual Report on Form 10-K for the Year Ended December 31, 1998)

4(l)

Indenture dated as of April 20, 2001 among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(b) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended March 31, 2001)

4(m)

Indenture dated as of December 24, 2002, among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to exhibit 4(a) of United Rentals (North America), Inc. Registration Statement on Form S-4, Registration No. 333-103744-09)

4(n)

Form of Registration Rights Agreement relating to the Series B Perpetual Convertible Preferred Stock between United Rentals, Inc. and Chase Equity Associates, LP (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

4(o)

Amended and Restated Registration Rights Agreement relating to Series A Perpetual Convertible Preferred Stock and Series B Perpetual Convertible Preferred Stock among United Rentals, Inc., Bradley S. Jacobs, Apollo Investment Fund IV, LP and Apollo Overseas Partners IV, LP (incorporated by reference to exhibit D of the United Rentals, Inc. Proxy Statement dated July 22, 1999)

4(p)

Registration Rights Agreement dated as of April 20, 2001, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to Exhibit 10(d) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended March 31, 2001)

Exhibit Number	Description of Exhibit

4(q)

Registration Rights Agreement dated as of December 24, 2002, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to exhibit 4(b) of United Rentals (North America), Inc. Registration Statement on Form S-4, Registration No. 333-103744-09)

10(a)

Amended and Restated Credit Agreement dated as of April 20, 2001 between United Rentals, Inc., United Rentals (North America), Inc., various financial institutions, and The Chase Manhattan Bank, as U.S. Administrative Agent (incorporated by reference to Exhibit 10(a) to United Rentals, Inc. Report on Form 10-Q for the quarterly period ended March 31, 2001)

10(b)*

First Amendment to the Amended and Restated Credit Agreement dated as of October 2, 2001, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (no.1), ULC, the lenders party thereto, JPMorgan Chase Bank, as U.S. administrative agent and J.P. Morgan Bank Canada, as Canadian administrative agent

10(c)

Second Amendment to the Amended and Restated Credit Agreement dated as of September 30, 2002, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (no.1), ULC, the lenders party thereto, JPMorgan Chase Bank, as U.S. administrative agent and J.P. Morgan Bank Canada, as Canadian administrative agent (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on October 1, 2002)

10(d)

Third Amendment to the Amended and Restated Credit Agreement dated as of December 17, 2002, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (no.1), ULC, the lenders party thereto, JPMorgan Chase Bank, as U.S. administrative agent and J.P. Morgan Bank Canada, as Canadian administrative agent (incorporated by reference to Exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed on December 26, 2002)

10(e)	Form of Warrant Agreement (incorporated by reference to exhibit 10(c) of United Rentals, Inc. Registration Statement on Form S-1, Registration No. 333-39117)‡(1)

10(f)	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to exhibit 10(f) of United Rentals, Inc. Registration Statement on Form S-1, Registration No. 333-39117)‡

10(g)	1997 Stock Option Plan (incorporated by reference to exhibit 10(b) of United Rentals, Inc. Registration Statement on Form S-1, Registration No. 333-39117)‡

10(h)	1998 Stock Option Plan of United Rentals, Inc. (incorporated by reference to Exhibit 99.1 to United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)‡

10(i)	1998 Supplemental Stock Option Plan of United Rentals, Inc. (incorporated by reference to Exhibit 4.6 to the United Rentals, Inc. Registration Statement on Form S-8, No. 333-70345)

10(j)	2001 Senior Stock Plan of United Rentals, Inc. (incorporated by reference to Appendix B to United Rentals, Inc. Definitive Proxy Statement dated April 30, 2001)‡

10(k)	2001 Stock Plan of United Rentals, Inc. (incorporated by reference to Exhibit 4.6 to United Rentals, Inc. Registration Statement on Form S-8, No. 333-60458)‡

10(l)	Deferred Compensation Plan for Directors of United Rentals, Inc. (incorporated by reference to exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2002)‡

10(m)

Employment Agreement with Bradley S. Jacobs, dated as of September 19, 1997 (incorporated by reference to exhibit 10(g) of United Rentals, Inc. Registration Statement on Form S-1, Registration No. 333-39117)‡

Exhibit Number	Description of Exhibit

10(n)

Amendment No. 1 to Employment Agreement with Bradley S. Jacobs, dated as of December 24, 1999 (incorporated by reference to exhibit 10(p) of the United Rentals Annual Report on Form 10-K for the year ended December 31, 1999)‡

10(o)

Employment Agreement with John N. Milne, dated as of September 19, 1997 (incorporated by reference to exhibit 10(h) of United Rentals, Inc. Registration Statement on Form S-1, Registration No. 333-39117)‡

10(p)

Amendment No. 1 to Employment Agreement with John N. Milne, dated as of December 24, 1999 (incorporated by reference to exhibit 10(r) of the United Rentals Annual Report on Form 10-K for the year ended December 31, 1999)‡

10(q)

Subscription Agreement dated November 14, 1997, from Wayland R. Hicks (Incorporated by reference to exhibit 10(r) of United Rentals, Inc. Registration Statement on Form S-1, Registration No. 333-39117)‡

10(r)	Agreement dated November 14, 1997, with Wayland R. Hicks (incorporated by reference to exhibit 10(s) of United Rentals, Inc., Registration Statement on Form S-1, Registration No. 333-39117)‡

10(s)

Amendment No. 1 to Employment Agreement with Wayland R. Hicks, dated as of December 24, 1999 (incorporated by reference to exhibit 10(y) of the United Rentals Annual Report on Form 10-K for the year ended December 31, 1999)‡

10(t)

Amendment No. 2 to Employment Agreement with Wayland R. Hicks, dated as of November 14, 2000 (incorporated by reference to exhibit 10(z) of the United Rentals Annual Report on Form 10-K for the year ended December 31, 2000)‡

10(u)

Employment Agreement with Michael J. Nolan, dated as of October 14, 1997 (incorporated by reference to exhibit 10(i) of United Rentals, Inc. Registration Statement on Form S-1, Registration No. 333-39117)‡

10(v)

Amendment No. 1 to Employment Agreement with Michael J. Nolan, dated as of December 24, 1999 (incorporated by reference to exhibit 10(t) of the United Rentals Annual Report on Form 10-K for the year ended December 31, 1999)‡

10(w)

Senior Restricted Stock Agreement with Bradley S. Jacobs, dated June 5, 2001 (incorporated by reference to Exhibit 10.1 of United Rentals, Inc. Registration Statement on Form S-3, Registration No. 333-64662)‡

10(x)

Senior Restricted Stock Agreement with Wayland R. Hicks, dated June 5, 2001 (incorporated by reference to Exhibit 10.2 of United Rentals, Inc. Registration Statement on Form S-3, Registration No. 333-64662)‡

10(y)

Senior Restricted Stock Agreement with John N. Milne, dated June 5, 2001 (incorporated by reference to Exhibit 10.3 of United Rentals, Inc. Registration Statement on Form S-3, Registration No. 333-64662)‡

10(z)

Senior Restricted Stock Agreement with Michael J. Nolan, dated June 5, 2001 (incorporated by reference to Exhibit 10.4 of United Rentals, Inc. Registration Statement on Form S-3, Registration No. 333-64662)‡

10(aa)

Preferred Stock Purchase Agreement dated December 21, 1998 between United Rentals, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (incorporated by reference to exhibit 10(y) of the United Rentals, Inc. Annual Report on Form 10-K for the Year Ended December 31, 1998)

10(bb)

Preferred Stock Purchase Agreement, Series B Perpetual Convertible Preferred Stock, dated June 28, 1999, among United Rentals, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P., together with an Amendment dated as of July 16, 1999 (incorporated by reference to exhibit C of the United Rentals, Inc. Proxy Statement dated July 22, 1999)

Exhibit Number	Description of Exhibit

10(cc)

Preferred Stock Purchase Agreement, Series B Perpetual Convertible Preferred Stock dated July 16, 1999 between United Rentals, Inc. and Chase Equity Associates, L.P. (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10(dd)

Purchase Agreement dated April 12, 2001 relating to the initial sale by United Rentals (North America), Inc. of $450 million aggregate principal amount of 10¾% Senior Notes due 2008 (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2001)

10(ee)*	Purchase Agreement dated December 17, 2002 relating to the initial sale by United Rentals (North America), Inc. of $210 million aggregate principal amount of 10¾% Senior Notes due 2008

10(ff)

Agreement dated September 28, 2001 among United Rentals, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., and Chase Equity Associates, L.P. relating to the exchange of Series A Perpetual Convertible Preferred Stock for Series C Perpetual Convertible Preferred Stock and the exchange of Series B Perpetual Convertible Preferred Stock for Series D Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 10 of the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

10(gg)

Purchase and Lock-Up Agreement among Richard D. Colburn and AYR Inc. and United Rentals, Inc., dated March 17, 2002 (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on March 18, 2002)

10(hh)

Purchase and Lock-Up Agreement between Colburn Music Fund and United Rentals, Inc., dated March 17, 2002 (incorporated by reference to Exhibit 99.2 of the United Rentals, Inc. Report on Form 8-K filed on March 18, 2002)

10(ii)

Underwriting Agreement dated March 19, 2002, among United Rentals, Inc., Bradley S. Jacobs, Bradley Jacobs LLC, John Milne, Michael Nolan, Wayland Hicks and Credit Suisse First Boston Corporation (incorporated by reference to exhibit 10(dd) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2001)

10(jj)

Amended and Restated Receivables Purchase Agreement dated as of June 26, 2001 among United Rentals, Inc., as collection agent, United Rentals Receivables LLC II, various financial institutions and Credit Lyonnais New York Branch, as agent. (incorporated by reference to exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2002)

10(kk)

Amendment No. 1 to Amended and Restated Receivables Purchase Agreement dated as of June 21, 2002 among United Rentals, Inc., as collection agent, United Rentals Receivables LLC II, various financial institutions and Credit Lyonnais New York Branch, as agent. (incorporated by reference to exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2002)

10(ll)

Amendment No. 2 and Waiver to Amended and Restated Receivables Purchase Agreement dated as of October 29, 2002 among United Rentals, Inc., as collection agent, United Rentals Receivables LLC II, various financial institutions and Credit Lyonnais New York Branch, as agent. (incorporated by reference to exhibit 10(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2002)

10(mm)

Purchase and Contribution Agreement dated as of December 21, 2000 among United Rentals (North America), Inc., various subsidiaries of United Rentals (North America), Inc., United Rentals Receivables LLC I and United Rentals, Inc., as collection agent. (incorporated by reference to exhibit 10(e) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2002)

Exhibit Number	Description of Exhibit

10(nn)

Amendment 1 to Purchase and Contribution Agreement dated as of January 9, 2001 among United Rentals (North America), Inc., various subsidiaries of United Rentals (North America), Inc., United Rentals Receivables LLC I and United Rentals, Inc., as collection agent. (incorporated by reference to exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2002)

10(oo)

Amendment 2 to Purchase and Contribution Agreement dated as of June 26, 2001 among United Rentals (North America), Inc., various subsidiaries of United Rentals (North America), Inc., United Rentals Receivables LLC I and United Rentals, Inc., as collection agent. (incorporated by reference to exhibit 10(g) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2002)

10(pp)

Purchase and Contribution Agreement dated as of December 21, 2000 among United Rentals Receivables LLC I, United Rentals Receivables LLC II and United Rentals, Inc., as collection agent. (incorporated by reference to exhibit 10(h) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2002)

10(qq)

Amendment 1 to Purchase and Contribution Agreement dated as of January 9, 2001 among United Rentals Receivables LLC I, United Rentals Receivables LLC II and United Rentals, Inc., as collection agent. (incorporated by reference to exhibit 10(i) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2002)

10(rr)

Amendment 2 to Purchase and Contribution Agreement dated as of June 26, 2001 among United Rentals Receivables LLC I, United Rentals Receivables LLC II and United Rentals, Inc., as collection agent. (incorporated by reference to exhibit 10(j) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2002)

10(ss)

Parent Undertaking Agreement dated as of December 21, 2000 between United Rentals, Inc. and Credit Lyonnais New York Branch, as agent. (incorporated by reference to exhibit 10(k) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2002)

21*	Subsidiaries of United Rentals, Inc.

23*	Consent of Ernst & Young LLP

99(a)*	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
‡	This document is a management contract or compensatory plan or arrangement.
(1)	United Rentals, Inc. issued a warrant in this form to the following current and former officers and other employees of United Rentals, Inc. (or in certain cases to an entity controlled by such officer) for the number of shares indicated: Bradley S. Jacobs (5,000,000); John N. Milne (714,286); others (628,562).

(b)  Reports on Form 8-K:

1.	Form 8-K filed on October 1, 2002 (earliest event reported September 30, 2002); Item 5 was reported.

2.	Form 8-K filed on December 9, 2002 (earliest event reported December 9, 2002); Item 5 was reported.

3.	Form 8-K filed on December 10, 2002 (earliest event reported December 10, 2002); Item 5 was reported.

4.	Form 8-K filed on December 17, 2002 (earliest event reported December 17, 2002); Item 5 was reported.

5.	Form 8-K filed on December 26, 2002 (earliest event reported December 17, 2002); Item 5 was reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RENTALS, INC.

Date: March 27, 2003	By:	/s/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ BRADLEY S. JACOBS Bradley S. Jacobs	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 27, 2003

/s/ WAYLAND R. HICKS Wayland R. Hicks	Director	March 27, 2003

/s/ JOHN N. MILNE John N. Milne	Director	March 27, 2003

/s/ LEON D. BLACK Leon D. Black	Director	March 27, 2003

/s/ RONALD M. DEFEO Ronald M. DeFeo	Director	March 27, 2003

/s/ MICHAEL S. GROSS Michael S. Gross	Director	March 27, 2003

/s/ JOHN S. MCKINNEY John S. McKinney	Director	March 27, 2003

/s/ GERALD TSAI, JR. Gerald Tsai, Jr.	Director	March 27, 2003

/s/ CHRISTIAN M. WEYER Christian M. Weyer	Director	March 27, 2003

/s/ JOHN N. MILNE John N. Milne	President and Chief Financial Officer (Principal Financial Officer)	March 27, 2003

/s/ JOSEPH B. SHERK Joseph B. Sherk	Vice President, Corporate Controller (Principal Accounting Officer)	March 27, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RENTALS (NORTH AMERICA), INC.

Date: March 27, 2003	By:	/s/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ BRADLEY S. JACOBS Bradley S. Jacobs	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 27, 2003

/s/ WAYLAND R. HICKS Wayland R. Hicks	Director	March 27, 2003

/s/ JOHN N. MILNE John N. Milne	Director	March 27, 2003

/s/ LEON D. BLACK Leon D. Black	Director	March 27, 2003

/s/ RONALD M. DEFEO Ronald M. DeFeo	Director	March 27, 2003

/s/ MICHAEL S. GROSS Michael S. Gross	Director	March 27, 2003

/s/ JOHN S. MCKINNEY John S. McKinney	Director	March 27, 2003

/s/ GERALD TSAI, JR. Gerald Tsai, Jr.	Director	March 27, 2003

/s/ DAVID C. KATZ David C. Katz	Director	March 27, 2003

/s/ CHRISTIAN M. WEYER Christian M. Weyer	Director	March 27, 2003

/s/ JOHN N. MILNE John N. Milne	President and Chief Financial Officer (Principal Financial Officer)	March 27, 2003

/s/ JOSEPH B. SHERK Joseph B. Sherk	Vice President, Corporate Controller (Principal Accounting Officer)	March 27, 2003

CERTIFICATIONS

I, Bradley S. Jacobs, certify that:

1.	I have reviewed this annual report on Form 10-K of United Rentals, Inc. and United Rentals (North America), Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

4.	The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants’ auditors and the audit committee of registrants’ boards of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants’ ability to record, process, summarize and report financial data and have identified for the registrants’ auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants’ internal controls; and

6.	The registrants’ other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003

/s/    BRADLEY S. JACOBS

Bradley S. Jacobs

Chief Executive Officer

CERTIFICATIONS

I, John N. Milne, certify that:

1.	I have reviewed this annual report on Form 10-K of United Rentals, Inc. and United Rentals (North America), Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

4.	The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants’ auditors and the audit committee of registrants’ boards of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants’ ability to record, process, summarize and report financial data and have identified for the registrants’ auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants’ internal controls; and

6.	The registrants’ other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003

/s/    JOHN N. MILNE

John N. Milne

President and Chief Financial Officer