Form 10-Q
period 2003-03-31
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2003-05-15
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

☒  Yes            ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒  Yes            ☐  No

As of May 8, 2003, there were 77,166,358 shares of the United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

UNITED RENTALS

United Rentals is the largest equipment rental company in the world. We offer for rent over 600 types of equipment—everything from heavy machines to hand tools—through our network of more than 750 rental locations in the United States, Canada and Mexico. We currently serve more than 1.7 million customers, including construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others.

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

Industry Background

Based on industry sources, we estimate that the U.S. equipment rental industry has grown from approximately $6.5 billion in annual rental revenues in 1990 to about $24 billion in 2002. This represents a compound annual growth rate of approximately 11.5%, although in the past two years industry rental revenues decreased by about $2 billion. The recent downturn in industry revenues is a reflection of the significant slowdown in private non-residential construction activity. This activity was down 16.4% in 2002 from 2001 and 11.4% in the first quarter of 2003 from the same period last year according to Department of Commerce data. Our industry is particularly sensitive to changes in non-residential construction activity because this sector has been the principal user of rental equipment. When non-residential construction activity eventually rebounds, we would expect to see our industry resume its long-term growth trend.

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

Operating Efficiencies.    We benefit from the following operating efficiencies:

Equipment Sharing Among Branches.    We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Each branch within a cluster can access all available equipment in the cluster area. This increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. In the first quarter of 2003, the sharing of equipment among branches accounted for approximately 10.7%, or $48 million, of our total rental revenue.

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

State-of-the-Art Information Technology Systems.    We have state-of-the-art information technology systems that facilitate our ability to make rapid and informed decisions, respond quickly to changing market conditions, and share equipment among branches. We have an in-house team of information technology specialists that supports our systems.

Strong Brand Recognition.    We have strong brand recognition, which helps us to attract new customers and build customer loyalty.

Geographic and Customer Diversity.    We have more than 750 branches in 47 states, seven Canadian provinces and Mexico and serve customers that range from Fortune 500 companies to small companies and homeowners. We currently serve more than 1.7 million customers and our top ten customers account for less than 3% of our revenues. We believe that our geographic and customer diversity provide us with many advantages including: (1) enabling us to better serve National Account customers with multiple locations, (2) helping us achieve favorable resale prices by allowing us to access used equipment resale markets across the country, (3) reducing our dependence on any particular customer and (4) reducing the impact that fluctuations in regional economic conditions have on our overall financial performance.

National Account Program.    Our National Account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. We currently serve 1,746 National Account customers.

Strong and Motivated Branch Management.    Each of our branches has a full-time branch manager who is supervised by one of our 55 district managers and nine regional vice presidents. We believe that our managers are among the most knowledgeable and experienced in the industry, and we empower them—within budgetary guidelines—to make day-to-day decisions concerning branch matters. Senior management closely tracks branch, district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews. The compensation of branch managers and other branch personnel is linked to their branch’s financial performance and return on assets. This incentivizes branch personnel to control costs, optimize pricing, share equipment with other branches and manage their fleet efficiently.

UNITED RENTALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$32,928	$19,231
Accounts receivable, net of allowance for doubtful accounts of $44,203 in 2003 and $48,542 in 2002	422,266	466,196
Inventory	107,781	91,798
Prepaid expenses and other assets	150,935	131,293
Rental equipment, net	1,838,098	1,845,675
Property and equipment, net	418,371	425,352
Goodwill, net	1,716,676	1,705,191
Other intangible assets, net	5,021	5,821

	$4,692,076	$4,690,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$191,657	$207,038
Debt	2,533,631	2,512,798
Deferred taxes	220,754	225,587
Accrued expenses and other liabilities	179,181	187,079

Total liabilities	3,125,223	3,132,502
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust	226,550	226,550
Stockholders’ equity:
Preferred stock—$.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$300,000 liquidation preference, 300,000 shares issued and outstanding	3	3
Series D perpetual convertible preferred stock—$150,000 liquidation preference, 150,000 shares issued and outstanding	2	2
Common stock—$.01 par value, 500,000,000 shares authorized, 77,085,729 shares issued and outstanding in 2003 and 76,657,521 in 2002	771	765
Additional paid-in capital	1,345,128	1,341,290
Deferred compensation	(55,218)	(52,988)
Retained earnings	60,558	69,281
Accumulated other comprehensive loss	(10,941)	(26,848)

Total stockholders’ equity	1,340,303	1,331,505

	$4,692,076	$4,690,557

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2003	2002
	(In thousands)
Revenues:
Equipment rentals	$443,648	$446,288
Sales of rental equipment	35,080	39,130
Sales of equipment and merchandise and other revenues	113,123	113,547

Total revenues	591,851	598,965
Cost of revenues:
Cost of equipment rentals, excluding depreciation	252,404	235,562
Depreciation of rental equipment	80,743	78,050
Cost of rental equipment sales	23,255	25,132
Cost of equipment and merchandise sales and other operating costs	81,460	81,013

Total cost of revenues	437,862	419,757

Gross profit	153,989	179,208
Selling, general and administrative expenses	96,761	98,495
Non-rental depreciation and amortization	16,978	13,884

Operating income	40,250	66,829
Interest expense	50,975	49,983
Preferred dividends of a subsidiary trust	3,681	4,694
Other (income) expense, net	(106)	(280)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(14,300)	12,432
Provision (benefit) for income taxes	(5,577)	4,848

Income (loss) before cumulative effect of change in accounting principle	(8,723)	7,584
Cumulative effect of change in accounting principle, net of tax benefit of $60,529		(288,339)

Net loss	$(8,723)	$(280,755)

Earnings (loss) per share—basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.11)	$0.10
Cumulative effect of change in accounting principle, net		(3.92)

Net loss	$(0.11)	$(3.82)

Earnings (loss) per share—diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.11)	$0.08
Cumulative effect of change in accounting principle, net		(2.96)

Net loss	$(0.11)	$(2.88)

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Loss
			Number of Shares	Amount
	(In thousands)
Balance, December 31, 2002	$3	$2	76,657	$765	$1,341,290	$(52,988)	$69,281		$(26,848)
Comprehensive income (loss):
Net loss							(8,723)	$(8,723)
Other comprehensive income:
Foreign currency translation adjustments								14,544	14,544
Derivatives qualifying as hedges, net of tax								1,363	1,363

Comprehensive income								$7,184

Issuance of common stock under deferred compensation plans			429	6	3,838	(3,844)
Amortization of deferred compensation						1,614

Balance March 31, 2003	$3	$2	77,086	$771	$1,345,128	$(55,218)	$60,558		$(10,941)

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2003	2002
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(8,723)	$(280,755)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	97,721	91,934
Gain on sales of rental equipment	(11,825)	(13,998)
Deferred taxes	(4,833)	4,121
Amortization of deferred compensation	1,614	2,793
Cumulative effect of change in accounting principle		288,339
Changes in operating assets and liabilities:
Accounts receivable	43,930	29,417
Inventory	(9,021)	(7,220)
Prepaid expenses and other assets	(6,632)	(8,255)
Accounts payable	(15,381)	(14,332)
Accrued expenses and other liabilities	(4,196)	(51,443)

Net cash provided by operating activities	82,654	40,601
Cash Flows From Investing Activities:
Purchases of rental equipment	(102,499)	(84,133)
Purchases of property and equipment	(8,885)	(7,222)
Proceeds from sales of rental equipment	35,080	39,130
In-process acquisition costs		(554)
Deposits on rental equipment purchases	(13,422)	(28,000)
Purchases of other companies	(4,162)	(48,667)

Net cash used in investing activities	(93,888)	(129,446)
Cash Flows From Financing Activities:
Proceeds from debt	19,500	96,500
Payments of debt	(3,041)	(27,612)
Payments of financing costs	(590)	(387)
Proceeds from the exercise of common stock options		58,548
Shares repurchased and retired		(22,374)
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust repurchased and retired		(11,480)

Net cash provided by financing activities	15,869	93,195
Effect of foreign exchange rates	9,062	(426)

Net increase in cash and cash equivalents	13,697	3,924
Cash and cash equivalents at beginning of period	19,231	27,326

Cash and cash equivalents at end of period	$32,928	$31,250

Supplemental disclosure of cash flow information:
Cash paid for interest	$39,972	$43,816
Cash paid for income taxes, net of refunds	$360	$593

Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$3,314	$52,805
Liabilities assumed	(50)	(5,154)

	3,264	47,651
Due to seller and other payments	898	1,016

Net cash paid	$4,162	$48,667

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$32,928	$19,231
Accounts receivable, net of allowance for doubtful accounts of $44,203 in 2003 and $48,542 in 2002	422,266	466,196
Inventory	107,781	91,798
Prepaid expenses and other assets	142,532	122,807
Rental equipment, net	1,838,098	1,845,675
Property and equipment, net	393,027	399,587
Goodwill, net	1,716,676	1,705,191
Other intangible assets, net	5,021	5,821

	$4,658,329	$4,656,306

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable	$191,657	$207,038
Debt	2,533,631	2,512,798
Deferred taxes	220,754	225,587
Accrued expenses and other liabilities	203,838	209,728

Total liabilities	3,149,880	3,155,151
Commitments and contingencies
Stockholder’s equity:
Common stock—$.01 par value, 3,000 shares authorized, 1,000 shares issued and outstanding
Additional paid-in capital	1,581,833	1,581,833
Accumulated deficit	(62,443)	(53,830)
Accumulated other comprehensive loss	(10,941)	(26,848)

Total stockholder’s equity	1,508,449	1,501,155

	$4,658,329	$4,656,306

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2003	2002
	(In thousands)
Revenues:
Equipment rentals	$443,648	$446,288
Sales of rental equipment	35,080	39,130
Sales of equipment and merchandise and other revenues	113,123	113,547

Total revenues	591,851	598,965
Cost of revenues:
Cost of equipment rentals, excluding depreciation	252,404	235,562
Depreciation of rental equipment	80,743	78,050
Cost of rental equipment sales	23,255	25,132
Cost of equipment and merchandise sales and other operating costs	81,460	81,013

Total cost of revenues	437,862	419,757

Gross profit	153,989	179,208
Selling, general and administrative expenses	96,761	98,495
Non-rental depreciation and amortization	14,445	11,755

Operating income	42,783	68,958
Interest expense	50,975	49,983
Other (income) expense, net	(106)	(280)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(8,086)	19,255
Provision (benefit) for income taxes	(3,154)	7,509

Income (loss) before cumulative effect of change in accounting principle	(4,932)	11,746
Cumulative effect of change in accounting principle, net of tax benefit of $60,529		(288,339)

Net loss	$(4,932)	$(276,593)

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income	Accumulated Other Comprehensive Loss
	Number of Shares	Amount
	(In thousands, except share data)

Balance, December 31, 2002	1,000		$1,581,833	$(53,830)		$(26,848)
Comprehensive income:
Net loss				(4,932)	$(4,932)
Other comprehensive income:
Foreign currency translation adjustments					14,544	14,544
Derivatives qualifying as hedges, net of tax					1,363	1,363

Comprehensive income					$10,975

Dividend distributions to parent				(3,681)

Balance, March 31, 2003	1,000		$1,581,833	$(62,443)		$(10,941)

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2003	2002
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(4,932)	$(276,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	95,188	89,805
Gain on sales of rental equipment	(11,825)	(13,998)
Deferred taxes	(4,833)	4,121
Cumulative effect of change in accounting principle		288,339
Changes in operating assets and liabilities:
Accounts receivable	43,930	29,417
Inventory	(9,021)	(7,220)
Prepaid expenses and other assets	(6,442)	(8,809)
Accounts payable	(15,381)	(14,332)
Accrued expenses and other liabilities	(2,188)	(46,524)

Net cash provided by operating activities	84,496	44,206

Cash Flows From Investing Activities:
Purchases of rental equipment	(102,499)	(84,133)
Purchases of property and equipment	(7,046)	(6,687)
Proceeds from sales of rental equipment	35,080	39,130
Deposits on rental equipment purchases	(13,422)	(28,000)
Purchases of other companies	(4,162)	(48,667)

Net cash used in investing activities	(92,049)	(128,357)

Cash Flows From Financing Activities:
Proceeds from debt	19,500	96,500
Payments of debt	(3,041)	(27,612)
Payments of financing costs	(590)	(387)
Capital contributions by parent		58,548
Dividend distributions to parent	(3,681)	(38,548)

Net cash provided by financing activities	12,188	88,501
Effect of foreign exchange rates	9,062	(426)

Net increase in cash and cash equivalents	13,697	3,924
Cash and cash equivalents at beginning of period	19,231	27,326

Cash and cash equivalents at end of period	$32,928	$31,250

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,370	$39,122
Cash paid for income taxes, net of refunds	$360	$593

Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$3,314	$52,805
Liabilities assumed	(50)	(5,154)

	3,264	47,651
Due to seller and other payments	898	1,016

Net cash paid	$4,162	$48,667

See accompanying notes.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

General

United Rentals, Inc., (“Holdings” or the “Company”) is principally a holding company and conducts its operations primarily through its wholly owned subsidiary United Rentals (North America), Inc. (“URI”) and subsidiaries of URI. Separate footnote information is not presented for the financial statements of URI and subsidiaries as that information is substantially equivalent to that presented below. Earnings per share data is not provided for the operating results of URI and its subsidiaries as they are wholly owned subsidiaries of Holdings.

The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Consolidated Financial Statements included herein should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This standard rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This standard also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This standard amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency related to the required accounting for sale-leaseback transactions and certain lease modifications. This standard also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted this standard on January 1, 2003, and will reclassify a pre-tax extraordinary loss of approximately $18.1 million recognized during the second quarter of 2001 to operating income. The adoption of the remaining provisions of SFAS No. 145 did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This standard provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123, “Accounting for Stock-Based Compensation,” but does not require the Company to use the fair value method. This standard also amends certain disclosure requirements related to stock-based employee compensation. The Company adopted the disclosure portion of this standard as of December 31, 2002 and such adoption is reflected under “—Stock-Based Compensation” below.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”). FIN 46 requires a VIE to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For entities created prior to February 1, 2003, these requirements will begin to apply in the first fiscal year or interim period beginning after June 15, 2003.

The Company leases a portion of its rental equipment under operating leases. Based on the Company’s preliminary assessment, a substantial portion of these leases may be with VIEs. In accordance with currently applicable accounting standards, neither the equipment subject to these leases nor the lease obligations are reflected on the Company’s balance sheet (rather the lease payments are reflected as an expense). FIN 46 will change this treatment for those operating leases that are with VIEs. If FIN 46 applies, the lease payment obligations would be reflected as debt on the Company’s balance sheet and the equipment, less applicable depreciation, would be reflected as an asset. To the extent that the amount of additional debt recorded on the balance sheet in connection with adoption of FIN 46 exceeds the amount of the additional assets so recorded, the Company would recognize a non-cash expense designated as “cumulative effect of change in accounting principle” which could be material. The adoption of FIN 46 will not change the amount of the Company’s contractual payment obligations and should not impact its compliance with its existing debt covenants. Accordingly, the adoption of FIN 46 should not have a material impact on the Company’s liquidity or overall financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This standard amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this standard that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this standard regarding the provisions effective after June 30, 2003 is not expected to have a material effect on the Company’s statements of financial position or results of operations.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. At March 31, 2003, the Company had six stock-based compensation plans. Since stock options are granted by the Company with exercise prices at or greater than the fair value of the shares at the date of grant, no compensation expense is recognized. Restricted stock awards granted by the Company are recognized as deferred compensation. The Company recognizes compensation expense related to these restricted stock awards over their vesting periods. The following table provides additional information related to the Company’s stock-based compensation arrangements for the three months ended March 31, 2003 and 2002 had the Company used the fair value method of accounting for stock-based employee compensation under SFAS No. 123 (in thousands, except per share data):

	2003	2002
Net loss, as reported	$(8,723)	$(280,755)
Plus: Stock-based compensation expense included in reported net loss, net of tax	958	1,704
Less: Stock-based compensation expense determined using the fair value method, net of tax	(1,591)	(2,857)

Pro forma net loss	$(9,356)	$(281,908)

Basic loss per share:
As reported	$(0.11)	$(3.82)
Pro forma	$(0.12)	$(3.83)
Diluted loss per share:
As reported	$(0.11)	$(2.88)
Pro forma	$(0.12)	$(2.89)

The weighted average fair value of options granted was $4.36 and $10.64 during the three months ended March 31, 2003 and 2002, respectively. The fair value is estimated on the date of grant using the Black-Scholes option pricing model which uses subjective assumptions which can materially affect fair value estimates and, therefore, does not necessarily provide a single measure of fair value of options. The Company used a risk-free interest rate average of 1.93% and 2.01% in 2003 and 2002, respectively, a volatility factor for the market price of the Company’s common stock of 65% and 66% in 2003 and 2002, respectively, and a weighted-average expected life of options of approximately three years in 2003 and 2002. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options’ vesting period. Since the number of options granted and their fair value may vary significantly from year to year, the pro forma compensation expense in future years may be materially different.

2.    Acquisitions

During the three months ended March 31, 2003 and the year ended December 31, 2002, the Company completed one acquisition and two acquisitions, one of which is further described below, respectively, that were accounted for as purchases. The results of operations of the businesses acquired in these acquisitions have been included in the Company’s results of operations from their respective acquisition dates.

On June 30, 2002, the Company acquired 35 rental locations from National Equipment Services, Inc. for approximately $111.6 million in cash, which was determined based primarily on the number of locations acquired and their financial performance. The acquisition of these rental locations was made to complement the Company’s existing network of rental locations. The results of operations of the acquisition are included in the Company’s statement of operations as of the date of acquisition.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase prices for the acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values at their respective acquisition dates. However, the Company has not completed its valuation of all of its purchases and, accordingly, the purchase price allocations are subject to change when additional information concerning asset and liability valuations are completed. The preliminary purchase price allocations that are subject to change primarily consist of rental and non-rental equipment valuations. These allocations are finalized within 12 months of the acquisition date and are not expected to result in significant differences between the preliminary and final allocations.

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the three months ended March 31, 2002 as though each acquisition which was consummated during the period January 1, 2003 to March 31, 2003 as mentioned above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company’s 2002 Annual Report on Form 10-K was made on January 1, 2002 (in thousands, except per share data):

Three Months Ended March 31, 2002
Revenues	$617,791
Income before cumulative effect of change in accounting principle	$7,538
Net loss	$(280,801)
Basic earnings per share before cumulative effect of change in accounting principle	$0.10

Basic earnings (loss) per share	$(3.82)

Diluted earnings per share before cumulative effect of change in accounting principle	$0.08

Diluted earnings (loss) per share	$(2.88)

The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

Since the acquisition made in 2003 had an insignificant impact on the Company’s pro forma results of operations for the three months ended March 31, 2003, such pro forma results of operations are not shown.

3.    Goodwill and Other Intangible Assets

Goodwill consists of the excess of cost over the fair value of indentifiable net assets acquired. The goodwill related to an acquisition is allocated to the acquired branches and other branches that are expected to benefit from synergies resulting from the acquisition. The allocation among such branches is based upon the relative financial performance of each branch.

Changes in the Company’s carrying amount of goodwill for the first three months of 2003 are as follows (in thousands):

Balance at December 31, 2002	$1,705,191
Foreign currency translation and other adjustments	9,530
Goodwill related to acquisitions	1,955

Balance at March 31, 2003	$1,716,676

As required upon the adoption of SFAS No. 142 on January 1, 2002, the Company recorded a non-cash charge of approximately $348.9 million ($288.3 million, net of tax). This impairment charge, net of tax benefit, was recorded on the statement of operations as a “Cumulative Effect of Change in Accounting Principle.”

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2002 during the Company’s first annual impairment analysis, it recorded an additional non-cash impairment charge of approximately $247.9 million. This impairment charge was recorded on the statement of operations as “goodwill impairment.”

The Company will perform its next annual impairment test as required under SFAS No. 142, “Goodwill and Other Intangible Assets,” as of October 1, 2003. Impairment testing may be required earlier if events or circumstances suggest the Company’s goodwill could be impaired. Any future goodwill impairment charge would be recorded on the statement of operations as “goodwill impairment” and would reduce operating income.

The Company tests for goodwill impairment on a branch-by-branch basis rather than on an aggregate basis. This means that a goodwill write-off is required even if only one or a limited number of the Company’s branches has impairment and even if there is no impairment for all its branches on an aggregate basis. Factors that may cause future impairment at a particular branch, in addition to macroeconomic factors that affect all the Company’s branches, include changes in local demand and local competitive conditions. The continued weakness in non-residential construction spending and the decreased business relating to traffic control rentals, in combination with the fact that the Company tests for impairment on a branch-by-branch basis, increases the likelihood that the Company will be required to take additional non-cash goodwill write-offs in the future, although the Company cannot quantify at this time the magnitude of any future write-offs. Future goodwill write-offs, if required, may have a material adverse effect on the Company’s results.

Other intangible assets consist of non-compete agreements and are amortized over periods ranging from three to eight years. The cost of other intangible assets and the related accumulated amortization as of March 31, 2003 were $17.0 million and $12.0 million, respectively. Amortization expense of other intangible assets was $0.9 million for the first three months of 2003.

As of March 31, 2003, estimated amortization expense of other intangible assets for the remainder of 2003 and for each of the next five years is as follows (in thousands):

Remainder of 2003	$2,219
2004	1,642
2005	579
2006	298
2007	175
2008	71
Thereafter	37

$5,021

4.    Restructuring Charges

The Company adopted a restructuring plan in 2001 and a restructuring plan in the fourth quarter of 2002 as described below. In connection with these plans, the Company recorded pre-tax restructuring charges of $28.9 million in 2001 and $28.3 million in the fourth quarter of 2002.

The 2001 plan involved the following principal elements: (i) 31 underperforming branches and five administrative offices were closed or consolidated with other locations ($18.3 million), (ii) the reduction of the Company’s workforce by 489 through the termination of branch and administrative personnel ($5.7 million) and (iii) certain information technology hardware and software was no longer used ($4.9 million).

The 2002 plan involved the following principal elements: (i) 42 underperforming branches and five administrative offices will be closed or consolidated with other locations (including 32 closed or consolidated as of March 31, 2003) ($24.6 million); (ii) the Company’s workforce will be reduced by 412 (including 298 terminated as of March 31, 2003) ($2.8 million), and (iii) a certain information technology project was abandoned ($0.9 million).

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate balance of the 2001 and 2002 charges was $23.7 million as of March 31, 2003, consisting of $1.7 million for the 2001 charge and $22.0 million for the 2002 charge, and $27.1 million as of December 31, 2002, consisting of $2.3 million for the 2001 charge and $24.8 million for the 2002 charge. The Company estimates that approximately $10.0 million of the aggregate amount will be incurred by December 31, 2003 (comprised of approximately $9.4 million of cash and approximately $0.6 million of non-cash) and approximately $13.7 million will be paid in future periods.

Components of the restructuring charges are as follows (in thousands):

	Balance December 31, 2002	Activity in 2003	Balance March 31, 2003
Costs to vacate facilities	$22,258	$2,773	$19,485
Workforce reduction costs	3,462	412	3,050
Information technology costs	1,395	196	1,199

	$27,115	$3,381	$23,734

5.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended March 31
	2003	2002
Numerator
Income (loss) before cumulative effect of change in accounting principle	$(8,723)	$7,584
Denominator:
Denominator for basic earnings per share— weighted-average shares	76,778	73,521
Effect of dilutive securities:
Employee stock options		2,793
Warrants		4,027
Series C Preferred		12,000
Series D Preferred		5,000

Denominator for dilutive earnings per share— adjusted weighted-average shares	76,778	97,341

Earnings (loss) per share—basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.11)	$0.10
Cumulative effect of change in accounting principle, net		(3.92)

Net loss	$(0.11)	$(3.82)

Earnings (loss) per share—diluted:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(0.11)	$0.08
Cumulative effect of change in accounting principle, net		(2.96)

Net loss	$(0.11)	$(2.88)

The diluted share base for the first three months of 2003, where the numerator represents a loss, excludes the effect of dilutive securities because of their antidilutive effect.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Comprehensive Income

The following table sets forth the Company’s comprehensive income (loss) (in thousands):

	Three Months Ended March 31
	2003	2002
Net loss	$(8,723)	$(280,755)
Other comprehensive income (loss):
Foreign currency translation adjustment	14,544	(426)
Derivatives qualifying as hedges, net of tax	1,363	1,166

Comprehensive income (loss)	$7,184	$(280,015)

7.    Guarantees

Restricted Stock.    The Company has granted to employees other than executive officers and directors approximately 1,200,000 shares of restricted stock that contain the following provisions. The shares vest in 2004, 2005 or 2006 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. The grants provide that the Company will pay to employees who vest in their restricted stock, and who sell their restricted stock within five trading days after vesting, a maximum aggregate amount for all these employees of: (i) approximately $300,000 for each dollar by which the per share proceeds of these sales are less than $27.26 but more than $15.17; (ii) approximately $800,000 for each dollar by which the per share proceeds of these sales are less than $15.17 but more than $9.18; and (iii) approximately $1,200,000 for each dollar by which the per share proceeds of these sales are less than $9.18.

Operating Leases.    As part of certain of its equipment operating leases, the Company guarantees that the value of the equipment at the end of the lease term will not be less than a specified projected residual value. The use of these guarantees helps to lower the Company’s monthly operating lease payments. The Company believes that the projected residual values are reasonable and, accordingly, that it is not likely to incur material obligations pursuant to such guarantees. However, the Company cannot be certain that the actual residual values will not turn out to be significantly below the projected values that the Company guaranteed. If the residual value for all equipment subject to such guarantees were to be zero, then the Company’s maximum potential liability under these guarantees would be approximately $229.9 million. In conformity with applicable accounting standards, this potential liability is not recorded on the Company’s balance sheet. However, this may change under a recently issued accounting interpretation relating to the consolidation of variable interest entities, or FIN 46, described in Note 1 above.

8.    Subsequent Event

Financing Transaction in April 2003.    On April 9, 2003, URI issued an additional $200 million aggregate principal amount of its 10 3/4% Senior Notes (the “2003 10 3/4% Notes”) which are due April 15, 2008. The gross proceeds to the Company from the sale of the 2003 10 3/4% Notes were $207 million and the net proceeds were approximately $202 million (after deducting the initial purchasers’ discount and estimated offering expenses). The 2003 10 3/4% Notes contain the same guarantees, restrictive covenants and maturity date as our existing 10 3/4% senior notes. The Company used substantially all of the net proceeds from the 2003 10 3/4% Notes to pay down its outstanding borrowings under its receivables securitization facility.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

Certain indebtedness of URI, a 100%-owned subsidiary of Holdings (the “Parent”), is guaranteed by URI’s United States subsidiaries (the “guarantor subsidiaries”) and, in certain cases, also by Parent. However, this indebtedness is not guaranteed by URI’s foreign subsidiaries (the “non-guarantor subsidiaries”). The guarantor subsidiaries are all 100%-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of March 31, 2003 and December 31, 2002, and for each of the three month periods ended March 31, 2003 and 2002, are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2003

	Parent	URI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
ASSETS
Cash and cash equivalents			$28,459	$4,469		$32,928
Accounts receivable, net		$16,342	376,775	29,149		422,266
Intercompany receivable (payable)		614,424	(433,932)	(180,492)
Inventory		42,315	60,056	5,410		107,781
Prepaid expenses and other assets		43,502	97,843	1,187	$8,403	150,935
Rental equipment, net		1,007,923	684,350	145,825		1,838,098
Property and equipment, net	$25,344	116,710	259,989	16,328		418,371
Investment in subsidiaries	1,541,509	2,275,120			(3,816,629)
Intangible assets, net		245,435	1,344,634	131,628		1,721,697

	$1,566,853	$4,361,771	$2,418,174	$153,504	$(3,808,226)	$4,692,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable		$52,086	$126,649	$12,922		$191,657
Debt	$226,550	2,472,494	392	60,745	$(226,550)	2,533,631
Deferred taxes		208,842	(805)	12,717		220,754
Accrued expenses and other liabilities		113,848	83,541	6,449	(24,657)	179,181

Total liabilities	226,550	2,847,270	209,777	92,833	(251,207)	3,125,223
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust					226,550	226,550
Stockholders’ equity:
Preferred stock	5					5
Common stock	771					771
Additional paid-in capital	1,345,128	1,581,833	1,901,936	68,395	(3,552,164)	1,345,128
Deferred compensation	(55,218)					(55,218)
Retained earnings	60,558	(62,443)	306,461	(1,672)	(242,346)	60,558
Accumulated other comprehensive loss	(10,941)	(4,889)		(6,052)	10,941	(10,941)

Total stockholders’ equity	1,340,303	1,514,501	2,208,397	60,671	$(3,783,569)	1,340,303

	$1,566,853	$4,361,771	$2,418,174	$153,504	$(3,808,226)	$4,692,076

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

LIABILITIES AND STOCKHOLDERS’ EQUITY
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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2003
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals		$200,718	$217,140	$25,790		$443,648
Sales of rental equipment		16,293	15,915	2,872		35,080
Sales of equipment and merchandise and other revenues		53,832	50,994	8,297		113,123

Total revenues		270,843	284,049	36,959		591,851
Cost of revenues:
Cost of equipment rentals, excluding depreciation		105,009	132,803	14,592		252,404
Depreciation of rental equipment		38,969	35,651	6,123		80,743
Cost of rental equipment sales		10,737	10,919	1,599		23,255
Cost of equipment and merchandise sales and other operating costs		38,782	36,490	6,188		81,460

Total cost of revenues		193,497	215,863	28,502		437,862

Gross profit		77,346	68,186	8,457		153,989
Selling, general and administrative expenses		45,117	45,000	6,644		96,761
Non-rental depreciation and amortization	$2,450	7,360	6,372	713	$83	16,978

Operating income (loss)	(2,450)	24,869	16,814	1,100	(83)	40,250
Interest expense	3,681	50,137	11	827	(3,681)	50,975
Preferred dividends of a subsidiary trust					3,681	3,681
Other (income) expense, net		3,205	(3,535)	224		(106)

Income (loss) before provision (benefit) for income taxes	(6,131)	(28,473)	20,338	49	(83)	(14,300)
Provision (benefit) for income taxes	(2,391)	(11,104)	7,932	18	(32)	(5,577)

Income (loss) before equity in net earnings of subsidiaries	(3,740)	(17,369)	12,406	31	(51)	(8,723)

Equity in net loss of subsidiaries	(4,932)	12,437			(7,505)

Net income (loss)	$(8,672)	$(4,932)	$12,406	$31	$(7,556)	$(8,723)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2002
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
Revenues:
Equipment rentals		$195,853	$230,488	$19,947		$446,288
Sales of rental equipment		29,281	5,359	4,490		39,130
Sales of equipment and merchandise and other revenues		57,148	50,666	5,733		113,547

Total revenues		282,282	286,513	30,170		598,965
Cost of revenues:
Cost of equipment rentals, excluding depreciation		95,843	128,215	11,504		235,562
Depreciation of rental equipment		35,444	37,678	4,928		78,050
Cost of rental equipment sales		18,524	3,810	2,798		25,132
Cost of equipment and merchandise sales and other operating costs		41,838	35,046	4,129		81,013

Total cost of revenues		191,649	204,749	23,359		419,757

Gross profit		90,633	81,764	6,811		179,208
Selling, general and administrative expenses		43,865	48,738	5,892		98,495
Non-rental depreciation and amortization	$2,129	5,893	5,202	660		13,884

Operating income (loss)	(2,129)	40,875	27,824	259		66,829
Interest expense	4,694	45,021	3,731	1,231	$(4,694)	49,983
Preferred dividends of a subsidiary trust					4,694	4,694
Other (income) expense, net		2,448	(3,110)	382		(280)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(6,823)	(6,594)	27,203	(1,354)		12,432
Provision (benefit) for income taxes	(2,661)	(2,571)	10,693	(613)		4,848

Income (loss) before cumulative effect of change in accounting principle and equity in net earnings of subsidiaries	(4,162)	(4,023)	16,510	(741)		7,584
Cumulative effect of change in accounting principle		(86,598)	(168,078)	(33,663)		(288,339)

Income (loss) before equity in net earnings of subsidiaries	(4,162)	(90,621)	(151,568)	(34,404)		(280,755)
Equity in net loss of subsidiaries	(276,593)	(185,972)			462,565

Net income (loss)	$(280,755)	$(276,593)	$(151,568)	$(34,404)	$462,565	$(280,755)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

	For the Three Months Ended March 31, 2003
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(1,842)	$59,691	$23,375	$1,430		$82,654
Cash flows from investing activities:
Purchases of rental equipment		(70,048)	(22,996)	(9,455)		(102,499)
Purchases of property and equipment	(1,839)	(2,027)	(4,580)	(439)		(8,885)
Proceeds from sales of rental equipment		16,293	15,915	2,872		35,080
Purchases of other companies		(4,162)				(4,162)
Deposits on rental equipment purchases		(13,422)				(13,422)

Net cash used in investing activities	(1,839)	(73,366)	(11,661)	(7,022)		(93,888)
Cash flows from financing activities:
Proceeds from debt		19,500				19,500
Payments of debt		(1,554)	(163)	(1,324)		(3,041)
Payments of financing costs		(590)				(590)
Dividend distributions to parent		(3,681)			$3,681
Proceeds from dividends from subsidiary	3,681				(3,681)

Net cash provided by (used in) financing activities	3,681	13,675	(163)	(1,324)		15,869
Effect of foreign exchange rates				9,062		9,062

Net increase in cash and cash equivalents			11,551	2,146		13,697
Cash and cash equivalents at beginning of period			16,908	2,323		19,231

Cash and cash equivalents at end of period			$28,459	$4,469		$32,928

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,602	$34,324	$202	$844		$39,972
Cash paid for income taxes, net of refunds		$(91)		$451		$360
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired		$3,314				$3,314
Liabilities assumed		(50)				(50)

		3,264				3,264
Due to seller and other payments		898				898

Net cash paid		$4,162				$4,162

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

	For the Three Months Ended March 31, 2002
	Parent	URI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(15,639)	$13,832	$27,348	$3,026	$12,034	$40,601
Cash flows from investing activities:
Purchases of rental equipment		(60,278)	(19,340)	(4,515)		(84,133)
Purchases of property and equipment	(535)	(2,880)	(3,422)	(385)		(7,222)
Proceeds from sales of rental equipment		29,281	5,359	4,490		39,130
Capital contributed to subsidiary	(58,548)				58,548
Purchases of other companies		(48,667)				(48,667)
Deposits on rental equipment purchases		(28,000)				(28,000)
In-process acquisition costs					(554)	(554)

Net cash used in investing activities	(59,083)	(110,544)	(17,403)	(410)	57,994	(129,446)
Cash flows from financing activities:
Proceeds from debt		96,500				96,500
Payments of debt		(25,786)	(477)	(1,349)		(27,612)
Payments of financing costs		(387)				(387)
Capital contributions by parent		58,548			(58,548)
Dividend distributions to parent		(38,548)			38,548
Shares repurchased and retired	(22,374)					(22,374)
Proceeds from the exercise of common stock options	58,548					58,548
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust repurchased and retired					(11,480)	(11,480)
Proceeds from dividends from subsidiary	38,548				(38,548)

Net cash provided by (used in) financing activities	74,722	90,327	(477)	(1,349)	(70,028)	93,195
Effect of foreign exchange rates				(426)		(426)

Net increase (decrease) in cash and cash equivalents		(6,385)	9,468	841		3,924
Cash and cash equivalents at beginning of period		6,385	19,798	1,143		27,326

Cash and cash equivalents at end of period			$29,266	$1,984		$31,250

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,875	$33,781	$3,904	$1,256		$43,816
Cash paid for income taxes, net of refunds		$(127)		$720		$593
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired		$52,805				$52,805
Liabilities assumed		(5,154)				(5,154)

		47,651				47,651
Due to seller and other payments		1,016				1,016

Net cash paid		$48,667				$48,667

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reviews our operations for the three months ended March 31, 2003 and 2002 and should be read in conjunction with the Unaudited Consolidated Financial Statements and related Notes included herein and the Consolidated Financial Statements and related Notes included in our 2002 Annual Report on Form 10-K.

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

We completed acquisitions in each of 2003 and 2002. See Note 2 to the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Report. In view of the fact that our operating results for these years were affected by acquisitions, we believe that our results for these periods may not be directly comparable.

Change in Accounting Treatment for Goodwill and Other Intangible Assets

Goodwill consists of the excess of cost over the fair value of identifiable net assets acquired. The goodwill related to an acquisition is allocated to the acquired branches and other branches that are expected to benefit from synergies resulting from the acquisition. The allocation among such branches is based upon the relative financial performance of each branch.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” issued by the Financial Accountants Standards Board (“FASB”). Under this standard, our goodwill, which we previously amortized over 40 years, is no longer amortized. Our other intangible assets will continue to be amortized over their estimated useful lives. Under the new accounting standard, we are required to periodically review our goodwill for impairment. In general, this means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill as an expense.

We completed our initial impairment analysis in the first quarter of 2002 and recorded a non-cash charge of approximately $348.9 million ($288.3 million, net of tax). This impairment charge, net of tax benefit, was recorded on our statement of operations as a “Cumulative Effect of Change in Accounting Principle.” This charge appears below the operating income line and, accordingly, does not impact operating income. In the fourth quarter of 2002 during our first annual impairment analysis, we recorded an additional non-cash impairment charge of approximately $247.9 million. This impairment charge was recorded on the statement of operations as “goodwill impairment.” This charge appears above the operating income line and, accordingly, does impact operating income. The number of branches at which there was some impairment represented approximately 43% of our total branches. However, a substantial part of the total impairment charges (approximately 85%) reflected impairment at approximately 20% of our total branches. Our stockholders’ equity was reduced by the amount of both charges.

Under SFAS No. 142, we are required to review our goodwill for further impairment at least annually. Our next annual impairment test will be as of October 1, 2003. Impairment testing may be required earlier if events or circumstances suggest that the Company’s goodwill could be impaired. Any future goodwill impairment charge would be recorded on our statement of operations as “goodwill impairment” and would reduce operating income.

We test for goodwill impairment on a branch-by-branch basis rather than on an aggregate basis. This means that a goodwill write-off is required even if only one or a limited number of our branches has impairment and even if there is no impairment for all our branches on an aggregate basis. Factors that may cause future impairment at a particular branch, in addition to macroeconomic factors that affect all our branches, include changes in local demand and local competitive conditions. The continued weakness in non-residential construction spending and reduced state spending on infrastructure projects, in combination with the fact that we test for impairment on a branch-by-branch basis, increases the likelihood that we will be required to take additional non-cash goodwill write-offs in the future, although we cannot quantify at this time the magnitude of any future write-offs. Future goodwill write-offs, if required, may have a material adverse effect on our results.

Restructuring Plans in 2001 and 2002

We adopted a restructuring plan in 2001 and a restructuring plan in the fourth quarter of 2002 as described below. In connection with these plans, we recorded pre-tax restructuring charges of $28.9 million in 2001 and $28.3 million in the fourth quarter of 2002.

The 2001 plan involved the following principal elements: (i) 31 underperforming branches and five administrative offices were closed or consolidated with other locations ($18.3 million), (ii) the reduction of our workforce by 489 through the termination of branch and administrative personnel ($5.7 million), and (iii) certain information technology hardware and software was no longer used ($4.9 million). We estimate that we realized annual cost savings from this plan in the range of $27 million to $33 million. These cost savings represent the costs eliminated by the restructuring plan partially offset by estimated increased costs at remaining branches due to the shift to remaining branches of a portion of the equipment and business of the closed branches.

The 2002 plan involved the following principal elements: (i) 42 underperforming branches and five administrative offices will be closed or consolidated with other locations (including 32 closed or consolidated as of March 31, 2003) ($24.6 million); (ii) our workforce will be reduced by 412 (including 298 terminated as of March 31, 2003) ($2.8 million), and (iii) a certain information technology project was abandoned ($0.9 million).

The aggregate balance of the 2001 and 2002 charges was $23.7 million as of March 31, 2003, consisting of $1.7 million for the 2001 charge and $22.0 million for the 2002 charge, and $27.1 million as of December 31,

2002, consisting of $2.3 million for the 2001 charge and $24.8 million for the 2002 charge. We estimate that approximately $10.0 million of the aggregate amount will be incurred by December 31, 2003 (comprised of $9.4 million of cash and $0.6 million of non-cash) and approximately $13.7 million will be paid in future periods.

Components of the restructuring charges are as follows (in thousands):

	Balance December 31, 2002	Activity in 2003	Balance March 31, 2003
Costs to vacate facilities	$22,258	$2,773	$19,485
Workforce reduction costs	3,462	412	3,050
Information technology costs	1,395	196	1,199

	$27,115	$3,381	$23,734

Results of Operations

Three Months Ended March 31, 2003 and 2002

Revenues.    We had total revenues of $591.9 million in the first three months of 2003, representing a decrease of 1.2% from total revenues of $599.0 million in the first three months of 2002. The different components of our revenues are discussed below:

1.  Equipment Rentals.    Our revenues from equipment rentals were $443.6 million in the first quarter of 2003, representing a decrease of 0.6% from $446.3 million in the first three months of 2002. These revenues accounted for 75.0% of our total revenues in 2003 compared with 74.5% of our total revenues in 2002.

Rental rates were down 2.3% in the first quarter of 2003 compared to the same period last year. This decrease principally reflected continued weakness in non-residential construction. Our dollar equipment utilization rate in the first quarter of 2003 was 46.6% compared to 49.6% in last year’s first quarter. The decrease in the utilization rate was primarily attributable to the declines in rental rates and weakness in traffic equipment rentals.

The 0.6% decline in equipment rental revenues principally reflected the net effect of the following:

•	Our revenues at locations open more than one year, or same store rental revenues, increased by approximately 1.6%. This increase reflected an increase in the volume of transactions at these locations, which was more than sufficient to offset the decline in rental rates. This volume increase was primarily driven by the transfer to these locations of equipment that had previously been deployed at branches that were closed or consolidated under our restructuring plan. Although overall we saw an increase in our rental volume, the volume of traffic equipment rentals decreased principally due to reduced state spending for infrastructure projects.

•	We lost revenues due to the closing or sale of branches and added revenues due to the addition of new locations through acquisitions and start-ups. The net effect of these two factors was a loss of revenues that more than offset the increase in same store rental revenues.

2.  Sales of Rental Equipment.    Our revenues from sales of rental equipment were $35.1 million in the first three months of 2003, representing a decrease of 10.4% from $39.1 million in the first three months of 2002. These revenues accounted for 5.9% of our total revenues in the first three months of 2003 compared with 6.5% of our total revenues in the first three months of 2002. The decrease in these revenues in the first three months of 2003 reflected weaker pricing and the slowing of equipment sales as part of our plan to increase the average age of our fleet (as described below under “—Liquidity and Capital Resources—Cash Requirements Related to Operations”).

3.  Sales of Equipment and Merchandise and Other Revenues.    Our revenues from “sale of equipment and merchandise and other revenues” were $113.1 million in the first three months of 2003 and $113.5 million in the first three months of 2002. These revenues accounted for 19.1% of our total revenues in the first three months of 2003 compared with 19.0% of our total revenues in the first three months of 2002. Revenues in the first three months of 2003 as compared to the first three months of 2002 reflected a decrease in new equipment sales which was offset by increases in revenues from sales of merchandise and service.

Gross Profit.    Gross profit decreased to $154.0 million in the first three months of 2003 from $179.2 million in the first three months of 2002. This decrease reflected the decrease in total revenues discussed above, as well as the decrease in gross profit margin described below primarily from equipment rental. Information concerning our gross profit margin by source of revenue is set forth below:

1.  Equipment Rentals.    Our gross profit margin from equipment rental revenues was 24.9% in the first three months of 2003 and 29.7% in the first three months of 2002. The decrease in 2003 principally reflected the decrease in rental rates described above, the decrease in traffic equipment rentals, higher costs related to fuel, employee benefits and insurance and increased rental depreciation due to a larger fleet size.

2.  Sales of Rental Equipment.    Our gross profit margin from sales of rental equipment was 33.7% in the first three months of 2003 and 35.8% in the first three months of 2002. The decrease in 2003 primarily reflected continued price weakness in the used equipment market.

3.  Sales of Equipment and Merchandise and Other Revenues.    Our gross profit margin from “sales of equipment and merchandise and other revenues” was 28.0% in the first three months of 2003 and 28.7% in the first three months of 2002.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses (“SG&A”) were $96.8 million, or 16.3% of total revenues, during the first three months of 2003 and $98.5 million, or 16.4% of total revenues, during the first three months of 2002. This decrease in SG&A reflected our continued focus on SG&A cost reductions.

Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization was $17.0 million, or 2.9% of total revenues, in the first three months of 2003 and $13.9 million, or 2.3% of total revenues, in the first three months of 2002. The increase in 2003 was primarily attributable to an increase in transportation equipment and an increase in leasehold improvements in connection with branch upgrades.

Operating Income.    We recorded operating income of $40.3 million in the first three months of 2003 compared with operating income of $66.8 million in the first three months of 2002. The principal reason for the decrease in 2003 was the decline in revenues and gross margins described above.

Interest Expense.    Interest expense was $51.0 million in the first three months of 2003 and $50.0 million in the first three months of 2002. The increase in 2003 principally reflected an increase in interest expense related to a higher average debt balance partially offset by lower interest rates on our variable rate debt.

Preferred Dividends of a Subsidiary Trust.    Preferred dividends of a subsidiary trust were $3.7 million during the first three months of 2003 and $4.7 million during the first three months of 2002. The decrease in 2003 reflected our repurchase of a portion of our outstanding trust preferred securities during 2002.

Other (Income) Expense.    Other income was $0.1 million in the first three months of 2003 and $0.3 million in the first three months of 2002.

Income Taxes.    Income taxes were a benefit of $5.6 million, or an effective rate of 39%, in the first three months of 2003 and a provision for taxes of $4.8 million, or an effective rate of 39%, in the first three months of 2002.

Income (Loss) Before Cumulative Effect of Change in Accounting Principle.    We had a loss before cumulative effect of change in accounting principle of $8.7 million in the first three months of 2003 and income before cumulative effect of change in accounting principle of $7.6 million in the first three months of 2002. The loss in 2003 principally reflected the decrease in operating income described above.

Cumulative Effect of Change in Accounting Principle.    During the first three months of 2002, as described under “—Change in Accounting Treatment for Goodwill and Other Intangible Assets,” we recorded an amount of $288.3 million, net of tax, for impairment of goodwill as part of our transitional impairment test upon the adoption of SFAS No. 142.

Liquidity and Capital Resources

Financing Transaction in April 2003

On April 9, 2003, URI issued an additional $200 million aggregate principal amount of its 10 3/4% Senior Notes which are due April 15, 2008. The gross proceeds from the sale of these notes were $207 million and the net proceeds were approximately $202 million (after deducting the initial purchasers’ discount and estimated offering expenses). These notes are unsecured and were issued by United Rentals (North America), Inc. (“URI”), a wholly owned subsidiary of United Rentals, Inc. (“Holdings”) and are guaranteed by Holdings and, subject to limited exceptions, our domestic subsidiaries. We used substantially all of the net proceeds from these notes to pay down our outstanding borrowings under our receivables securitization facility. This facility is currently scheduled to mature and terminate in June 2003, absent the consent of the lenders to renew the facility. We intend to seek the lenders’ consent to renew this facility or, alternatively, seek to obtain a new facility. The repayment of the outstanding borrowings under the accounts receivables securitization facility from the proceeds of the notes offering gives us additional flexibility to borrow in the future to fund general corporate purposes or growth opportunities. These may include fleet expansion when non-residential construction eventually rebounds, acquisitions or the repurchase of outstanding securities of our company. The principal purpose of the April notes offering was to obtain additional borrowing flexibility and to lengthen the maturity of our debt. For additional information concerning this transaction, see Note 7 to the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Report.

Sources and Uses of Cash

During the first three months of 2003, we (i) generated cash from operations of $82.7 million, (ii) generated cash from the sale of rental equipment of $35.1 million and (iii) obtained cash from borrowings, net of repayments, of approximately $16.5 million. We used cash during this period principally to (i) pay consideration for acquisitions of $4.2 million, (ii) purchase rental equipment of $102.5 million, (iii) purchase other property and equipment of $8.9 million and (iv) pay deposits on rental equipment purchases of $13.4 million.

Cash Requirements Related to Operations

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our revolving credit facility and receivables securitization facility. As of May 8, 2003, we had $451.8 million of borrowing capacity available under our $650 million revolving credit facility (reflecting outstanding loans of approximately $49.7 million and outstanding letters of credit in the amount of approximately $148.5 million). We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

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

The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. Based on current conditions, we estimate that capital expenditures for the year 2003 will be approximately $350 million for our existing operations. These expenditures are comprised of approximately $300 million of expenditures to replace rental equipment sold, of which $102 million was expended during the first quarter of 2003, and approximately $50 million of expenditures for the purchase of non-rental equipment, of which $9 million was expended during the first quarter of 2003. We expect that we will fund such expenditures from proceeds from the sale of used equipment, cash generated from operations and, if required, borrowings available under our revolving credit facility.

We plan to increase the weighted average age of our fleet, which is approximately 37 months, to 42 months by the end of 2003. Over the longer term we may further increase the average age of our fleet to about 45 months. This plan reflects our belief that the optimum age of our fleet is somewhat higher than where it is today. In estimating the optimum age of our fleet, we have taken into account a number of factors, including our current estimates regarding the relationship between age and reliability and maintenance costs and the capital expenditures required to maintain the fleet at a particular age. We will continue to evaluate these factors and, if our estimates prove inaccurate, may modify our plan.

While emphasizing internal growth, we may also continue to expand through a disciplined acquisition program. We will consider potential transactions of varying sizes and may, on a selective basis, pursue acquisition or consolidation opportunities involving other public companies or large privately-held companies. We expect to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash described above are not sufficient to fund such future acquisitions, we will require additional debt or equity financing and, consequently, our indebtedness may increase or the ownership of existing stockholders may be diluted as we implement our growth strategy.

Certain Information Concerning Contractual Obligations

The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations:

	Remainder of 2003		2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Debt excluding capital leases(1)	$182,598	(2)	$6,904	$220	$107,470	$580,102	$1,056,366	$557,611	$2,491,271
Capital leases(1)	9,412		20,097	7,485	5,043	323			42,360
Operating leases(1):
Real estate	50,939		63,084	55,177	50,200	45,809	36,585	89,622	391,416
Rental equipment	85,869		89,960	84,097	247,959	40,635	531		549,051
Other equipment	16,159		15,847	5,239	2,063	1,072	357		40,737
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust								226,550	226,550
Purchase obligations
Other long-term obligations

Total	$344,977		$195,892	$152,218	$412,735	$667,941	$1,093,839	$873,783	$3,741,385

(1)	The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases plus the maximum potential guarantee amounts discussed below under “—Certain Information Concerning Off-Balance Sheet Arrangements—Operating Leases.”

(2)	Includes $180 million that is payable should our accounts receivable securitization facility terminate in June 2003. The term of this facility may be extended subject to the lenders’ consent being obtained. Extension of the facility in 2003 would reduce the debt payable in 2003 from $182.6 million to $2.6 million and increase by a corresponding amount the debt payable in the year during which the extended facility terminates.

Certain Information Concerning Off-Balance Sheet Arrangements

Restricted Stock.    We have granted to employees other than executive officers and directors approximately 1,200,000 shares of restricted stock that contain the following provisions. The shares vest in 2004, 2005 or 2006 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. The grants provide that we will pay to employees who vest in their restricted stock, and who sell their restricted stock within five trading days after vesting, a maximum aggregate amount for all these employees of: (i) approximately $300,000 for each dollar by which the per share proceeds of these sales are less than $27.26 but more than $15.17; (ii) approximately $800,000 for each dollar by which the per share proceeds of these sales are less than $15.17 but more than $9.18; and (iii) approximately $1,200,000 for each dollar by which the per share proceeds of these sales are less than $9.18.

Operating Leases.    We lease real estate, rental equipment and non-rental equipment under operating leases as a regular business activity. As part of many of our equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. The use of these guarantees helps to lower our monthly operating lease payments. We believe that the projected residual values are reasonable and, accordingly, that we are not likely to incur material obligations pursuant to such guarantees. However, we cannot be certain that the actual residual values will not turn out to be significantly below the projected values that we guaranteed. If the residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $229.9 million. In conformity with applicable accounting standards this potential liability is currently not recorded on our balance sheet. However, this may change under a recently issued accounting interpretation relating to the consolidation of variable interest entities described below under “Impact of Recently Issued Accounting Standards.” For additional information concerning lease payment obligations under our operating leases, see “—Certain Information Concerning Contractual Obligations”.

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

The Trust Preferred Securities are the obligation of a subsidiary trust of Holdings and are not the obligation of URI. As a result, the dividends payable on these securities are reflected as an expense on the consolidated financial statements of Holdings, but are not reflected as an expense on the consolidated financial statements of URI. This is the principal reason why the net loss reported on the consolidated financial statements of URI is less than the net loss reported on the consolidated financial statements of Holdings.

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

Impact of Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This standard rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This standard also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This standard amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency related to the required accounting for sale-leaseback transactions and certain lease modifications. This standard also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted this standard on January 1, 2003, and will reclassify a pre-tax extraordinary loss of approximately $18.1 million recognized during the second quarter of 2001 to operating income. The adoption of the remaining provisions of SFAS No. 145 did not have a material effect on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This standard provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123, “Accounting for Stock-Based Compensation,” but does not require us to use the fair value method. This standard also amends certain disclosure requirements related to stock-based employee compensation. We adopted the disclosure portion of this standard as of December 31, 2002 and such adoption is reflected in Note 1 to the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Report.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”). FIN 46 requires a VIE to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For entities created prior to February 1, 2003, these requirements will begin to apply in the first fiscal year or interim period beginning after June 15, 2003.

We lease a portion of our rental equipment under operating leases (as described in Note 15 to our consolidated financial statements included in our 2002 Annual Report on Form 10-K incorporated by reference herein), and based on our preliminary assessment a substantial portion of these leases may be with VIEs. In accordance with currently applicable accounting standards, neither the equipment subject to these leases nor the lease obligations are reflected on our balance sheet (rather the lease payments are reflected as an expense). FIN 46 may change this treatment for those operating leases that are with VIEs. If FIN 46 applies, the lease payment obligations would be reflected as debt on our balance sheet and the equipment, less applicable depreciation, would be reflected as an asset. To the extent that the amount of additional debt recorded on the balance sheet in connection with adoption of FIN 46 exceeds the amount of the additional assets so recorded, we would recognize a non-cash expense designated as “cumulative effect of change in accounting principle” which could be material. The adoption of FIN 46 will not change the amount of our contractual payment obligations and should not impact compliance with our existing debt covenants. Accordingly, the adoption of FIN 46 should not have a material impact on our liquidity or overall financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This standard amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this standard that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this standard regarding the provisions effective after June 30, 2003 is not expected to have a material effect on our statements of financial position or operations.

Factors that May Influence Future Results and Accuracy of Forward-Looking Statements

Sensitivity to Changes in Construction and Industrial Activities

Our equipment is principally used in connection with construction and industrial activities. Consequently, decreases in construction or industrial activity due to a recession or other reasons may lead to a decrease in the demand for our equipment or the prices that we can charge. Any such decrease could adversely affect our operating results by decreasing revenues and gross profit margins. For example, there was a significant decline in non-residential construction activity in 2002 which depressed demand for our equipment and put downward pressure on rental rates. This was the principal reason that in 2002; (i) our rental rates declined approximately 4.8% from 2001, (ii) our rental revenues from locations open more than one year declined approximately 2.7% from 2001 and (iii) our gross profit margin from equipment rental revenues declined to 32.1% from 37.9% in 2001.

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

Fluctuations of Operating Results

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors. These factors include:

•	seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

•	completion of acquisitions;

•	changes in the amount of revenue relating to renting traffic control equipment, since revenues from this equipment category tend to be more seasonal than the rest of our business;

•	changes in the size of our rental fleet or in the rate at which we sell our used equipment;

•	changes in demand for our equipment or the prices therefor due to changes in economic conditions, competition or other factors;

•	changes in the interest rates applicable to our floating rate debt;

•	increases in the cost of fuel;

•	if we determine that a potential acquisition will not be consummated, the need to charge against earnings any expenditures relating to such transaction (such as financing commitment fees, merger and acquisition advisory fees and professional fees) previously capitalized;

•	the possible need, from time to time, to take goodwill write-offs as described below or other write-offs or special charges due to a variety of occurrences such as the adoption of new accounting standards, store consolidations or closings or the refinancing of existing indebtedness.

Substantial Goodwill

At March 31, 2003, we had on our balance sheet net goodwill in the amount of $1,716.7 million, which represented approximately 36.6% of our total assets at such date. This goodwill is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair value of the net assets of those businesses. We are required to test our goodwill for impairment at least annually. In general, this means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill as an expense. Any write-off would reduce our total assets and shareholders’ equity and be a charge against income.

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

Substantial Indebtedness

At March 31, 2003, our total indebtedness was approximately $2,533.6 million. Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

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

Even if we adopt an alternative strategy, the strategy may not be successful and we may continue to be unable to service our indebtedness and fund our business.

A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At March 31, 2003, we had $867.6 million of variable rate indebtedness.

Need to Satisfy Financial and Other Covenants in Debt Agreements

Under the agreements governing our credit facility and our term loan, we are required to, among other things, satisfy certain financial tests relating to: (a) minimum interest coverage ratio, (b) the ratio of funded debt to cash flow, (c) the ratio of senior debt to tangible assets and (d) the ratio of senior debt to cash flow. If we are unable to satisfy any of these covenants, the lenders could elect to terminate the credit facility and require us to repay the outstanding borrowings under the credit facility and our term loan. In such event, unless we are able to refinance the indebtedness coming due and replace the revolving credit facility, we would likely not have sufficient liquidity for our business needs and be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity for our business.

We are also subject to various other covenants under the agreements governing our credit facility, term loan and other indebtedness. These covenants limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, create liens, make acquisitions, sell assets and engage in mergers and acquisitions. These covenants could adversely affect our operating results by significantly limiting our operating and financial flexibility.

Dependence on Additional Capital

If the cash that we generate from our business, together with cash that we may borrow under our credit facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. However, we may not succeed in obtaining the requisite additional financing on terms that are satisfactory to us or at all. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment, making acquisitions, opening new rental locations and refinancing existing indebtedness.

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

It is possible that we will not realize the expected benefits from our acquisitions or that our existing operations will be harmed as a result of acquisitions.

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

If we are found liable for any significant claims that are not covered by insurance, our operating results could be adversely affected because our expenses related to claims would increase. It is possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms or at all.

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

Based on the conditions currently known to us, we do not believe that any pending or likely remediation and compliance costs will have a material adverse effect on our business. We cannot be certain, however, as to the potential financial impact on our business if new adverse environmental conditions are discovered or environmental and safety requirements become more stringent. If we are required to incur environmental compliance or remediation costs that are not currently anticipated by us, our operating results could be adversely affected depending on the magnitude of the cost.

Labor Matters

We have approximately 1,000 employees that are represented by unions and covered by collective bargaining agreements. If we should experience a prolonged labor dispute involving a significant number of our employees, our ability to serve our customers could be adversely affected. Furthermore, our labor costs could increase as a result of the settlement of actual or threatened labor disputes.

Increase in the Average Age of our Fleet

In formulating our plan to increase the average age of our fleet during 2003 and possibly beyond, we have made estimates concerning the relationship between the age of our fleet and required maintenance costs. If our estimates are wrong, our operating results could be adversely affected because our maintenance expenses would be higher than anticipated.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2002. There has been no material change in these market risks since the end of the fiscal year 2002.

Item 4.    Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). This evaluation took place as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

3(g)

Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 to the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001).

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

4(a)*	Registration Rights Agreement dated as of April 9, 2003, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein.

10(a)*	Purchase Agreement dated April 4, 2003 relating to the initial sale by United Rentals (North America), Inc. of $200 million aggregate principal amount of 10 3/4% Senior Notes due 2008.

10(b)*	Severance Agreement with Michael J. Nolan, dated as of April 29, 2003**

10(c)*	Letter Agreement with Bradley S. Jacobs, dated as of April 21, 2003**

10(d)*	Letter Agreement with John N. Milne, dated as of April 21, 2003**

10(e)*	Letter Agreement with Wayland R. Hicks, dated as of April 21, 2003**

99(a)*	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

1.	Form 8-K filed on February 25, 2003 (earliest event reported February 24, 2003); Item 9 was reported.

*	Filed herewith
**	This document is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 14, 2003	UNITED RENTALS, INC.

	By:	/S/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer (Principal Financial Officer)

Dated: May 14, 2003	UNITED RENTALS, INC.

	By:	/S/ JOSEPH B. SHERK
Joseph B. Sherk Vice President, Corporate Controller (Principal Accounting Officer)

Dated: May 14, 2003	UNITED RENTALS (NORTH AMERICA), INC.

	By:	/S/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer (Principal Financial Officer)

Dated: May 14, 2003	UNITED RENTALS (NORTH AMERICA), INC.

	By:	/S/ JOSEPH B. SHERK
Joseph B. Sherk Vice President, Corporate Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Bradley S. Jacobs, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of United Rentals, Inc. and United Rentals (North America), Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4.  The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants’ auditors and the audit committee of registrants’ boards of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants’ ability to record, process, summarize and report financial data and have identified for the registrants’ auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants’ internal controls; and

6.  The registrants’ other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

/S/ BRADLEY S. JACOBS
Bradley S. Jacobs Chief Executive Officer

CERTIFICATIONS

I, John M. Milne, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of United Rentals, Inc. and United Rentals (North America), Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4.  The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants’ auditors and the audit committee of registrants’ boards of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants’ ability to record, process, summarize and report financial data and have identified for the registrants’ auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants’ internal controls; and

6.  The registrants’ other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

/S/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer