Form 10-K/A
period 2002-12-31
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2003-06-24
CIK 1047166, 1067701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

on

FORM 10-K/A

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

As of June 16, 2003, there were 76,572,735 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

FORM 10-K/A REPORT INDEX

Reason for Filing Amendment to 10-K

In August 1998, a subsidiary trust of United Rentals, Inc. sold six million shares of 6 1/2% Convertible Quarterly Income Preferred Securities. During the first and fourth quarters of 2002, we repurchased a total of 1,469,000 of these shares for aggregate consideration of approximately $38.1 million, which represented a discount of approximately 48% relative to the aggregate liquidation preference of these shares.

In the original Form 10-K that we filed, we appropriately reflected these repurchase transactions on our consolidated statement of stockholders’ equity. However, we did not reflect the gain associated with these transactions in our calculation of earnings (loss) per share. We have recently become aware that applicable accounting standards require that such gain be included in our earnings (loss) per share calculation and, accordingly, have restated our financial statements to do so. This restatement has a positive $0.47 per share impact on our earnings (loss) per share calculation for 2002.

Other than the change to our earnings (loss) per share calculation, there are no changes to our consolidated statement of operations, consolidated balance sheet, consolidated statement of stockholders’ equity or consolidated statement of cash flows.

For additional information concerning our earnings per share calculation, see Note 14 to the Consolidated Financial Statements included elsewhere in this Report.

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

	Year Ended December 31
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Income statement data:
Total revenues	$1,220,282	$2,233,628	$2,918,861	$2,886,605	$2,820,989
Total cost of revenues	796,834	1,408,710	1,830,291	1,847,135	1,934,712

Gross profit	423,448	824,918	1,088,570	1,039,470	886,277
Selling, general and administrative expenses	195,620	352,595	454,330	441,751	438,918
Goodwill impairment					247,913
Restructuring charge				28,922	28,262
Merger-related expenses	47,178
Non-rental depreciation and amortization	35,248	62,867	86,301	106,763	59,301

Operating income	145,402	409,456	547,939	462,034	111,883
Interest expense	64,157	139,828	228,779	221,563	195,961
Preferred dividends of a subsidiary trust	7,854	19,500	19,500	19,500	18,206
Other (income) expense, net	(4,906)	8,321	(1,836)	6,421	(900)

Income (loss) before provision for income taxes, extraordinary items and cumulative effect of change in accounting principle	78,297	241,807	301,496	214,550	(101,384)
Provision for income taxes	43,499	99,141	125,121	91,977	8,102

Income (loss) before extraordinary items and cumulative effect of change in accounting principle	34,798	142,666	176,375	122,573	(109,486)
Extraordinary items, net (1)	21,337			11,317
Cumulative effect of change in accounting principle, net (2)					(288,339)

Net income (loss)	$13,461	$142,666	$176,375	$111,256	$(397,825)

Pro forma provision for income taxes before extraordinary items (3)	$44,386
Pro forma income before extraordinary items (3)	33,911
Basic earnings (loss) available to common stockholders before extraordinary items and cumulative effect of change in accounting principle per share (8)	$0.53	$2.00	$2.48	$1.70	$(0.98)
Diluted earnings (loss) available to common stockholders before extraordinary items and cumulative effect of change in accounting principle per share (8)	$0.48	$1.53	$1.89	$1.30	$(0.98)
Basic earnings (loss) available to common stockholders per share (4)(5)(8)	$0.20	$2.00	$2.48	$1.54	$(4.78)
Diluted earnings (loss) available to common stockholders per share (4)(5)(8)	$0.18	$1.53	$1.89	$1.18	$(4.78)

Other financial data:
Depreciation and amortization	$211,158	$343,508	$414,432	$427,726	$384,849
Dividends on common stock	—	—	—	—	—

	December 31
	1998	1999	2000	2001	2002
	(dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$20,410	$23,811	$34,384	$27,326	$19,231
Rental equipment, net	1,143,006	1,659,733	1,732,835	1,747,182	1,845,675
Goodwill, net (6)	922,065	1,853,279	2,215,532	2,199,774	1,705,191
Total assets	2,634,663	4,497,738	5,123,933	5,061,516	4,690,557
Total debt	1,314,574	2,266,148	2,675,367	2,459,522	2,512,798
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust	300,000	300,000	300,000	300,000	226,550
Series A and B preferred stock (7)		430,800	430,800
Stockholders’ equity	726,230	966,686	1,115,143	1,625,510	1,331,505

(1)	The charge in 1998 resulted from the early extinguishment of certain debt and primarily reflected prepayment penalties. The charge in 2001 resulted from the refinancing of certain debt and primarily reflected the write-off of deferred financing fees.
(2)	The cumulative effect of change in accounting principle in 2002 resulted from a goodwill impairment charge recognized upon the adoption of a new accounting standard. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Changes in Accounting Treatment for Goodwill and Other Intangible Assets” and Note 4 to the Notes to Consolidated Financial Statements included elsewhere in this Report.
(3)	A company that we acquired in a pooling-of-interests transaction was taxed as a Subchapter S Corporation until being acquired by us in 1998. In general, the income or loss of a Subchapter S Corporation is passed through to its owners rather than being subjected to taxes at the entity level. Pro forma provision for income taxes before extraordinary items and pro forma income before extraordinary items reflect a provision for income taxes as if such company was liable for federal and state income taxes as a taxable corporate entity for all periods presented.
(4)	During 2002, we repurchased a portion of the preferred securities issued in 1998 by a subsidiary trust of United Rentals, Inc., at a repurchase price that was below the aggregate liquidation preference of the repurchased securities. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Certain Information Concerning Trust Preferred Securities.” In accordance with applicable accounting standards, the gain associated with these repurchase transactions is reflected in our earnings (loss) per share calculation, but is not otherwise reflected on our statement of operations. The gain associated with these repurchase transactions caused the amount of our net loss per share in 2002 to be $0.47 less than it would have been had this gain not been included in our earnings (loss) per share calculation. For additional information concerning our earnings (loss) per share calculation, see Note 14 to the Notes to Consolidated Financial Statements included elsewhere in this Report.
(5)	Our earnings during 1998 were impacted by merger-related expenses of $47.2 million ($33.2 million net of tax or $0.45 per diluted share), a $4.8 million ($0.07 per diluted share) charge to recognize deferred tax liabilities of a company acquired in a pooling-of-interests transaction and an extraordinary item (net of tax) of $21.3 million ($0.30 per diluted share). Our earnings during 1999 were impacted by $18.2 million ($10.8 million net of tax or $0.12 per diluted share) of expenses incurred related to a terminated tender offer. Our earnings during 2001 were impacted by a restructuring charge of $28.9 million ($19.2 million net of tax or $0.20 per diluted share), a $7.8 million ($5.2 million net of tax or $0.06 per diluted share) charge, recorded in other expense, relating to refinancing costs of a synthetic lease and an extraordinary item (net of tax) of $11.3 million ($0.12 per diluted share). Our earnings during 2002 were impacted by a restructuring charge of $28.3 million ($17.3 million net of tax or $0.23 per share), a $247.9 million goodwill impairment charge ($198.8 million net of tax or $2.62 per share), a $1.6 million charge ($0.9 million net of tax or $0.01 per share) recorded in other expense relating to refinancing costs, and a cumulative effect of change in accounting principle (net of tax) of $288.3 million ($3.80 per share).
(6)	Goodwill is defined as the excess of cost over the fair value of identifiable net assets of businesses acquired. Until January 1, 2002, goodwill was being amortized on a straight-line basis over forty years. Beginning January 1, 2002, in accordance with the adoption of a new accounting standard, goodwill was no longer amortized. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Changes in Accounting Treatment for Goodwill and Other Intangible Assets” and Note 4 to the Notes to Consolidated Financial Statements included elsewhere in this Report.
(7)	We issued series A and B perpetual convertible preferred stock in 1999 and included such preferred stock in stockholders’ equity. In July 2001, the SEC issued guidance to all public companies as to when redeemable preferred stock may be classified as stockholders’ equity. Under this guidance, the series A and B preferred would not be included in stockholders’ equity because this stock would be subject to mandatory redemption on a hostile change of control. On September 28, 2001, we entered into an agreement effecting the exchange of new series C and D perpetual convertible preferred stock for the series A and B preferred. The series C and D preferred is not subject to mandatory redemption on a hostile change of control, and is included in stockholders’ equity under the recent SEC guidance. The effect of the foregoing is that our perpetual convertible preferred stock is included in stockholders’ equity as of September 28, 2001 and thereafter, but is outside of stockholders’ equity for earlier dates.
(8)	The 2002 per share amounts have been restated. For additional information concerning our earnings (loss) per share calculation, see Note 14 to the Consolidated Financial Statements included elsewhere in this Report.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are the largest equipment rental company in the world. Our revenues are divided into three categories:

•	Equipment rentals—This category includes our revenues from renting equipment. This category also includes related revenues such as the fees we charge for equipment delivery, fuel, repair of rental equipment and damage waivers.

•	Sales of rental equipment—This category includes our revenues from the sale of used rental equipment.

•	Sales of equipment and merchandise and other revenues—This category principally includes our revenues from the following sources: (i) the sale of new equipment, (ii) the sale of supplies and merchandise, (iii) repair services and the sale of parts for equipment owned by customers, and (iv) the operations of our subsidiary that develops and markets software for use by equipment rental companies in managing and operating multiple branch locations.

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

Certain Information Concerning Trust Preferred Securities

In August 1998, a subsidiary trust of United Rentals, Inc. sold six million shares of 6½% Convertible Quarterly Income Preferred Securities (“Trust Preferred Securities”) for aggregate consideration of $300 million. During 2002, we repurchased 1,469,000 of these shares for aggregate consideration of approximately $38.1 million, which represents a discount of approximately 48% relative to the aggregate liquidation preference of approximately $73.5 million. In accordance with applicable accounting standards, the gain associated with these repurchase transactions is reflected in our earnings (loss) per share calculation, but is not otherwise reflected on our statement of operations. The gain associated with these repurchase transactions caused the amount of our net loss per share in 2002 to be $0.47 less than it would have been had this gain not been included in our earnings (loss) per share calculation. For additional information concerning our earnings (loss) per share calculation, see Note 14 to the Notes to Consolidated Financial Statements included elsewhere in this Report.

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

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

As discussed in Note 14, the Company has restated its loss per share for the year ended December 31, 2002.

/s/    ERNST & YOUNG LLP

MetroPark, New Jersey

February 20, 2003

(except for Note 14, as to

which the date is June 23, 2003)

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

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2002	2001	2000
	(In thousands, except per share amounts)
Revenues:
Equipment rentals	$2,154,681	$2,212,900	$2,056,683
Sales of rental equipment	176,179	147,101	347,678
Sales of equipment and merchandise and other revenues	490,129	526,604	514,500

Total revenues	2,820,989	2,886,605	2,918,861
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,137,609	1,053,635	907,477
Depreciation of rental equipment	325,548	320,963	328,131
Cost of rental equipment sales	116,821	88,742	208,182
Cost of equipment and merchandise sales and other operating costs	354,734	383,795	386,501

Total cost of revenues	1,934,712	1,847,135	1,830,291

Gross profit	886,277	1,039,470	1,088,570
Selling, general and administrative expenses	438,918	441,751	454,330
Goodwill impairment	247,913
Restructuring charge	28,262	28,922
Non-rental depreciation and amortization	59,301	106,763	86,301

Operating income	111,883	462,034	547,939
Interest expense	195,961	221,563	228,779
Preferred dividends of a subsidiary trust	18,206	19,500	19,500
Other (income) expense, net	(900)	6,421	(1,836)

Income (loss) before provision for income taxes, extraordinary item and cumulative effect of change in accounting principle	(101,384)	214,550	301,496
Provision for income taxes	8,102	91,977	125,121

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(109,486)	122,573	176,375
Extraordinary item, net of tax benefit of $6,759		11,317
Cumulative effect of change in accounting principle, net of tax benefit of $60,529	(288,339)

Net income (loss)	$(397,825)	$111,256	$176,375

Earnings (loss) per share—basic (2002 Restated):
Income (loss) available to common stockholders before extraordinary item and cumulative effect of change in accounting principle	$(0.98)	$1.70	$2.48
Extraordinary item, net		0.16
Cumulative effect of change in accounting principle, net	(3.80)

Income (loss) available to common stockholders	$(4.78)	$1.54	$2.48

Earnings (loss) per share—diluted (2002 Restated):
Income (loss) available to common stockholders before extraordinary item and cumulative effect of change in accounting principle	$(0.98)	$1.30	$1.89
Extraordinary item, net		0.12
Cumulative effect of change in accounting principle, net	(3.80)

Income (loss) available to common stockholders	$(4.78)	$1.18	$1.89

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

	December 31
	2002	2001	2000
Net income (loss), as reported	$(397,825)	$111,256	$176,375
Plus: Stock-based compensation expense included in reported net income (loss), net of tax	6,980	3,613
Less: Stock-based compensation expense determined using the fair value method, net of tax	(11,402)	(11,798)	(20,000)

Pro forma net income (loss)	$(402,247)	$103,071	$156,375

Basic earnings (loss) per share (2002 restated):
As reported	$(4.78)	$1.54	$2.48
Pro forma	$(4.84)	$1.43	$2.20
Diluted earnings (loss) per share (2002 restated):
As reported	$(4.78)	$1.18	$1.89
Pro forma	$(4.84)	$1.09	$1.69

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

	2002	2001
Revenues	$2,851,853	$3,000,196
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(108,871)	125,340
Basic earnings (loss) before extraordinary item and cumulative effect of change in accounting principle per share (2002 restated)	$(0.97)	$1.74

Diluted earnings (loss) before extraordinary item and cumulative effect of change in accounting principle per share (2002 restated)	$(0.97)	$1.33

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

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of previously reported net income and earnings per share to adjusted net income and earnings per share excluding goodwill amortization is as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share data):

	2002	2001	2000
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(109,486)	$122,573	$176,375
Goodwill amortization expense, net of tax		47,046	46,203

Adjusted income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(109,486)	$169,619	$222,578

Net income (loss)	$(397,825)	$111,256	$176,375
Goodwill amortization expense, net of tax		47,046	46,203

Adjusted net income (loss)	$(397,825)	$158,302	$222,578

Earnings (loss) per share – basic (2002 restated):
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(0.98)	$1.70	$2.48
Goodwill amortization expense, net of tax		0.65	0.65

Adjusted income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(0.98)	$2.35	$3.13

Net income (loss)	$(4.78)	$1.54	$2.48
Goodwill amortization expense, net of tax		0.65	0.65

Adjusted net income (loss)	$(4.78)	$2.19	$3.13

Earnings (loss) per share – diluted (2002 restated):
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(0.98)	$1.30	$1.89
Goodwill amortization expense, net of tax		0.49	0.47

Adjusted income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(0.98)	$1.79	$2.36

Net income (loss)	$(4.78)	$1.18	$1.89
Goodwill amortization expense, net of tax		0.49	0.47

Adjusted net income (loss)	$(4.78)	$1.67	$2.36

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

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31
	(Restated) 2002	2001	2000
	(In thousands, except share and per share data)
Numerator:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(109,486)	$122,573	$176,375
Plus:
Preferred dividends of a subsidiary trust, net of taxes			11,406
Liquidation preference in excess of amounts paid for convertible preferred securities	35,339

Income (loss) available to common stockholders	$(74,147)	$122,573	$187,781

Denominator:
Denominator for basic earnings per share-weighted-average shares	75,787,693	72,141,128	71,069,174
Effect of dilutive securities:
Employee stock options	1,162,530	1,507,820	1,517,015
Warrants	2,780,047	3,738,239	2,791,387
Series A Preferred			12,000,000
Series B Preferred			5,000,000
Series C Preferred	12,000,000	12,000,000
Series D Preferred	5,000,000	5,000,000
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust			6,876,003

Denominator for dilutive earnings per share—adjusted weighted-average shares	96,730,270	94,387,187	99,253,579

Earnings (loss) per share-basic:
Income (loss) available to common stockholders before extraordinary item and cumulative effect of change in accounting principle	$(0.98)	$1.70	$2.48
Extraordinary item, net		0.16
Cumulative effect of change in accounting principle, net	(3.80)

Income (loss) available to common stockholders	$(4.78)	$1.54	$2.48

Earnings (loss) per share-diluted:
Income (loss) available to common stockholders before extraordinary item and cumulative effect of change in accounting principle	$(0.98)	$1.30	$1.89
Extraordinary item, net		0.12
Cumulative effect of change in accounting principle, net	(3.80)

Income (loss) available to common stockholders	$(4.78)	$1.18	$1.89

During the first and fourth quarters of 2002, the Company repurchased a total of 1,469,000 shares of its 6 1/2% Convertible Quarterly Income Preferred Securities for aggregate consideration of approximately $38.1 million. These transactions resulted in an aggregate gain of approximately $35.3 million. In the Company’s

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

original Form 10-K, the repurchase transactions were appropriately reflected on the consolidated statement of stockholders’ equity. However, the Company did not reflect the gain associated with these transactions in the earnings (loss) per share calculation. The Company has recently become aware that applicable accounting standards require that such gain be reflected in the calculation of earnings (loss) per share and, accordingly, the Company has restated its consolidated financial statements to do so. This restatement reduced the Company’s 2002 loss per share by $0.47 from $5.25 to $4.78. Other than the change to the earnings (loss) per share calculation, there are no other changes to the Company’s consolidated statement of operations, consolidated balance sheet, consolidated statement of stockholders’ equity or consolidated statement of cash flows.

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

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
For the year ended December 31, 2002:
Total revenues	$598,965	$744,759	$783,103	$694,162
Gross profit	179,208	253,262	245,747	208,060
Goodwill impairment				247,913
Restructuring charge				28,262
Income (loss) before cumulative effect of change in accounting principle	7,584	51,114	40,767	(208,951)
Cumulative effect of change in accounting principle	(288,339)
Net income (loss)	(280,755)	51,114	40,767	(208,951)
Basic earnings (loss) before cumulative effect of change in accounting principle per share	$0.17	$0.67	$0.53	$(2.33)
Diluted earnings (loss) before cumulative effect of change in accounting principle per share	0.13	0.51	0.43	(2.33)

The Company has restated its first quarter and fourth quarter of 2002 earnings (loss) per share calculation to reflect the gain recorded on the repurchase of its 6 1/2% Convertible Quarterly Income Preferred Securities. The Company’s 2002 first quarter diluted earnings per share increased by $0.05 from earnings of $0.08 to earnings of $0.13 and the Company’s 2002 fourth quarter loss per share was reduced by $0.40 from a loss of $2.73 to a loss of $2.33. For additional information concerning these repurchases and the earnings (loss) per share calculation, see Note 14.

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

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

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

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

Board of Directors

United Rentals, Inc.

We have audited the consolidated financial statements of United Rentals, Inc. as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 20, 2003, included elsewhere in this Amendment No. 1 on Form 10-K/A. Our audits also included the financial statement schedules listed in Item 15(a)(2). These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

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

(a)(3)  Exhibits

The list of exhibits included in the original 10-K is not being modified. However, the following additional exhibits are being filed with this amendment.

23		Consent of Ernst & Young LLP

99	(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

1.	Form 8-K filed on October 1, 2002 (earliest event reported September 30, 2002); Item 5 was reported.

2.	Form 8-K filed on December 9, 2002 (earliest event reported December 9, 2002); Item 5 was reported.

3.	Form 8-K filed on December 10, 2002 (earliest event reported December 10, 2002); Item 5 was reported.

4.	Form 8-K filed on December 17, 2002 (earliest event reported December 17, 2002); Item 5 was reported.

5.	Form 8-K filed on December 26, 2002 (earliest event reported December 17, 2002); Item 5 was reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RENTALS, INC.

Date: June 23, 2003	By:	/s/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RENTALS (NORTH AMERICA), INC.

Date: June 23, 2003	By:	/s/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer

CERTIFICATIONS

I, Bradley S. Jacobs, certify that:

1.	I have reviewed this annual report* on Form 10-K of United Rentals, Inc. and United Rentals (North America), Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

4.	The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

June 23, 2003

/s/    BRADLEY S. JACOBS

Bradley S. Jacobs

Chief Executive Officer

*All references to “this annual report” refer to the original annual report filed on Form 10-K, as amended by this Amendment No. 1 on Form 10-K/A.

CERTIFICATIONS

I, John N. Milne, certify that:

1.	I have reviewed this annual report* on Form 10-K of United Rentals, Inc. and United Rentals (North America), Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

4.	The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrants, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

June 23, 2003

/s/    JOHN N. MILNE

John N. Milne

President and Chief Financial Officer

*All references to “this annual report” refer to the original annual report filed on Form 10-K, as amended by this Amendment No. 1 on Form 10-K/A.