Form 10-Q/A
period 2003-03-31
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2003-06-24
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

on

FORM 10-Q/A

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

☒  Yes            ☐  No

As of June 16, 2003, there were 76,572,735 shares of the United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

Reason for Filing Amendment to 10-Q

In August 1998, a subsidiary trust of United Rentals, Inc. sold six million shares of 6 1/2% Convertible Quarterly Income Preferred Securities. During the first quarter of 2002, we repurchased a total of 335,000 of these shares for aggregate consideration of approximately $11.5 million, which represented a discount of approximately 32% relative to the aggregate liquidation preference of these shares.

In the original Form 10-Q that we filed, we appropriately reflected this repurchase transaction on our consolidated statement of stockholders’ equity. However, we did not reflect the gain associated with this transaction in our calculation of earnings (loss) per share. We have recently become aware that applicable accounting standards require that such gain be included in our earnings (loss) per share calculation and, accordingly, have restated our financial statements to do so. This restatement has a positive $0.07 per share impact on our basic earnings (loss) per share calculation and a positive $0.05 per share impact on our diluted earnings (loss) per share calculation for the first quarter of 2002.

Other than the change to our earnings (loss) per share calculation, there are no changes to our consolidated statement of operations, consolidated balance sheet, consolidated statement of stockholders’ equity or consolidated statement of cash flows.

For additional information concerning our earnings per share calculation, see Note 5 to the Unaudited Consolidated Financial Statements included elsewhere in this Report.

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

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2003	2002
	(In thousands)
Revenues:
Equipment rentals	$443,648	$446,288
Sales of rental equipment	35,080	39,130
Sales of equipment and merchandise and other revenues	113,123	113,547

Total revenues	591,851	598,965
Cost of revenues:
Cost of equipment rentals, excluding depreciation	252,404	235,562
Depreciation of rental equipment	80,743	78,050
Cost of rental equipment sales	23,255	25,132
Cost of equipment and merchandise sales and other operating costs	81,460	81,013

Total cost of revenues	437,862	419,757

Gross profit	153,989	179,208
Selling, general and administrative expenses	96,761	98,495
Non-rental depreciation and amortization	16,978	13,884

Operating income	40,250	66,829
Interest expense	50,975	49,983
Preferred dividends of a subsidiary trust	3,681	4,694
Other (income) expense, net	(106)	(280)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(14,300)	12,432
Provision (benefit) for income taxes	(5,577)	4,848

Income (loss) before cumulative effect of change in accounting principle	(8,723)	7,584
Cumulative effect of change in accounting principle, net of tax benefit of $60,529		(288,339)

Net loss	$(8,723)	$(280,755)

Earnings (loss) per share—basic (2002 restated):
Income (loss) available to common stockholders before cumulative effect of change in accounting principle	$(0.11)	$0.17
Cumulative effect of change in accounting principle, net		(3.92)

Loss available to common stockholders	$(0.11)	$(3.75)

Earnings (loss) per share—diluted (2002 restated):
Income (loss) available to common stockholders before cumulative effect of change in accounting principle	$(0.11)	$0.13
Cumulative effect of change in accounting principle, net		(2.96)

Loss available to common stockholders	$(0.11)	$(2.83)

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

	2003	2002
Net loss, as reported	$(8,723)	$(280,755)
Plus: Stock-based compensation expense included in reported net loss, net of tax	958	1,704
Less: Stock-based compensation expense determined using the fair value method, net of tax	(1,591)	(2,857)

Pro forma net loss	$(9,356)	$(281,908)

Basic loss per share (2002 restated):
As reported	$(0.11)	$(3.75)
Pro forma	$(0.12)	$(3.76)
Diluted loss per share (2002 restated):
As reported	$(0.11)	$(2.83)
Pro forma	$(0.12)	$(2.84)

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

Three Months Ended March 31, 2002
Revenues	$617,791
Income before cumulative effect of change in accounting principle	$7,538
Net loss	$(280,801)
Basic earnings per share before cumulative effect of change in accounting principle (restated)	$0.17

Basic earnings (loss) per share (restated)	$(3.75)

Diluted earnings per share before cumulative effect of change in accounting principle (restated)	$0.13

Diluted earnings (loss) per share (restated)	$(2.83)

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

5.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended March 31
		(Restated)
	2003	2002
Numerator
Income (loss) before cumulative effect of change in accounting principle	$(8,723)	$7,584
Plus: Liquidation preference in excess of amounts paid for convertible preferred securities		5,270

Income (loss) available to common stockholders	$(8,723)	$12,854
Denominator:
Denominator for basic earnings per share— weighted-average shares	76,778	73,521
Effect of dilutive securities:
Employee stock options		2,793
Warrants		4,027
Series C Preferred		12,000
Series D Preferred		5,000

Denominator for dilutive earnings per share— adjusted weighted-average shares	76,778	97,341

Earnings (loss) per share—basic:
Income (loss) available to common stockholders before cumulative effect of change in accounting principle	$(0.11)	$0.17
Cumulative effect of change in accounting principle, net		(3.92)

Loss available to common stockholders	$(0.11)	$(3.75)

Earnings (loss) per share—diluted:
Income (loss) available to common stockholders before extraordinary item and cumulative effect of change in accounting principle	$(0.11)	$0.13
Cumulative effect of change in accounting principle, net		(2.96)

Loss available to common stockholders	$(0.11)	$(2.83)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2002, the Company repurchased a total of 335,000 shares of its 6 1/2% Convertible Quarterly Income Preferred Securities for aggregate consideration of approximately $11.5 million. This transaction resulted in an aggregate gain of approximately $5.3 million. In the Company’s original Form 10-Q, the repurchase transaction was appropriately reflected on the consolidated statement of stockholders’ equity. However, the Company did not reflect the gain associated with this transaction in the earnings (loss) per share calculation. The Company has recently become aware that applicable accounting standards require that such gain be reflected in the calculation of earnings (loss) per share and, accordingly, the Company has restated its consolidated financial statements to do so. This restatement reduced the Company’s first quarter 2002 basic loss per share by $0.07 from $3.82 to $3.75 and diluted loss per share by $0.05 from $2.88 to $2.83. Other than the change to the earnings (loss) per share calculation, there are no changes to the Company’s consolidated statement of operations, consolidated balance sheet, consolidated statement of stockholders’ equity or consolidated statement of cash flows.

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

The list of exhibits included in the original 10-Q is not being modified. However, the following additional exhibits are being filed with this amendment.

Exhibit Number	Description of Exhibit

99(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

1.	Form 8-K filed on February 25, 2003 (earliest event reported February 24, 2003); Item 9 was reported.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: June 23, 2003	UNITED RENTALS, INC.

	By:	/S/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer

Dated: June 23, 2003	UNITED RENTALS (NORTH AMERICA), INC.

	By:	/S/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer

CERTIFICATIONS

I, Bradley S. Jacobs, certify that:

1.  I have reviewed this quarterly report* on Form 10-Q of United Rentals, Inc. and United Rentals (North America), Inc.;

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

June 23, 2003

/S/ BRADLEY S. JACOBS
Bradley S. Jacobs Chief Executive Officer

* All references to “this quarterly report” refer to the original quarterly report filed on Form 10-Q, as amended by this Amendment No. 1 on Form 10-Q/A.

CERTIFICATIONS

I, John N. Milne, certify that:

1.  I have reviewed this quarterly report* on Form 10-Q of United Rentals, Inc. and United Rentals (North America), Inc.;

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

June 23, 2003

/S/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer

*	All references to “this quarterly report” refer to the original quarterly report filed on Form 10-Q, as amended by this Amendment No. 1 on Form 10-Q/A.