Form 10-Q
period 2003-06-30
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2003-08-14
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

☒  Yes    ☐  No

As of August 12, 2003, there were 76,948,985 shares of the United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

Certain statements contained in this Report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of these factors are discussed in Item 2 of Part I of this Report under the caption “—Factors that May Influence Future Results and Accuracy of Forward-Looking Statements.” We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

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

Our fleet of rental equipment, the largest in the world, includes over 500,000 units having an original purchase price of approximately $3.7 billion. The fleet includes:

•	General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment, material handling equipment, compressors, pumps and generators;

•	Aerial work platforms, such as scissor lifts and boom lifts;

•	General tools and light equipment, such as pressure washers, water pumps, heaters and hand tools;

•	Traffic control equipment, such as barricades, cones, warning lights, message boards and pavement marking systems; and

•	Trench safety equipment for underground work, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment.

In addition to renting equipment, we sell used rental equipment, act as a dealer for new equipment and sell related merchandise, parts and service.

Industry Background

Based on industry sources, we estimate that the U.S. equipment rental industry has grown from approximately $6.5 billion in annual rental revenues in 1990 to about $24 billion in 2002. This represents a compound annual growth rate of approximately 11.5%, although in the past two years industry rental revenues decreased by about $2 billion. The recent downturn in industry revenues is a reflection of the significant slowdown in private non-residential construction activity. This activity was down 16.4% in 2002 from 2001 and 8.7% in the first half of 2003 from the same period last year according to Department of Commerce data. Our industry is particularly sensitive to changes in non-residential construction activity because to date the principal end market for rental equipment has been non-residential construction. When non-residential construction activity eventually rebounds, we would expect to see our industry resume its long-term growth trend.

We believe that long-term industry growth, in addition to reflecting general economic expansion, is driven by an end-user market that increasingly recognizes the many advantages of renting equipment rather than owning. Customers recognize that by renting they can:

•	avoid the large capital investment required for many equipment purchases;

•	access a broad selection of equipment and select the equipment best suited for each particular job;

•	reduce storage and maintenance costs; and

•	access the latest technologies without investing in new equipment.

While the construction industry has been the principal user of rental equipment to date, industrial companies, utilities and others are increasingly using rental equipment for plant maintenance, plant turnarounds and other operations requiring the periodic use of equipment. We believe that over the long term increasing rentals by the industrial sector could become a more significant factor in driving our industry’s growth.

Competitive Advantages

We believe that we benefit from the following competitive advantages:

Large and Diverse Rental Fleet.    Our rental fleet is the largest and most comprehensive in the industry. This allows us to:

•	attract customers by providing “one-stop” shopping;

•	serve a diverse customer base and reduce our dependence on any particular customer or group of customers; and

•	serve customers who require substantial quantities and/or wide varieties of equipment.

Significant Purchasing Power.    We purchase large amounts of equipment, merchandise and other items, which enables us to negotiate favorable pricing, warranty and other terms with our vendors.

Operating Efficiencies.    We benefit from the following operating efficiencies:

Equipment Sharing Among Branches.    We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Each branch within a cluster can access all available equipment in the cluster area. This increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. In the second quarter of 2003, the sharing of equipment among branches accounted for approximately 12.4%, or $68 million, of our total rental revenue.

Ability to Transfer Equipment Among Branches.    The size of our branch network gives us the ability to take advantage of strength at a particular branch or in a particular region by permanently transferring underutilized equipment from weaker to stronger areas.

Consolidation of Common Functions.    We reduce costs through the consolidation of functions that are common to our more than 750 branches, such as payroll, accounts payable, benefits and risk management, information technology and credit and collection, into 17 credit offices and two service centers.

State-of-the-Art Information Technology Systems.    We have state-of-the-art information technology systems that facilitate our ability to make rapid and informed decisions, respond quickly to changing market conditions, and share equipment among branches. We have an in-house team of information technology specialists who supports our systems.

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

National Account Program.    Our National Account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. We currently serve 1,753 National Account customers.

Strong and Motivated Branch Management.    Each of our branches has a full-time branch manager who is supervised by one of our 56 district managers and nine regional vice presidents. We believe that our managers are among the most knowledgeable and experienced in the industry, and we empower them—within budgetary guidelines—to make day-to-day decisions concerning branch matters. Senior management closely tracks branch, district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews. The compensation of branch managers and other branch personnel is linked to their branch’s financial performance and return on assets. This incentivizes branch personnel to control costs, optimize pricing, share equipment with other branches and manage fleet efficiently.

UNITED RENTALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$30,403	$19,231
Accounts receivable, net of allowance for doubtful accounts of $46,450 in 2003 and $48,542 in 2002	488,607	466,196
Inventory	110,488	91,798
Prepaid expenses and other assets	154,111	131,293
Rental equipment, net	1,898,734	1,845,675
Property and equipment, net	419,260	425,352
Goodwill, net	1,727,921	1,705,191
Other intangible assets, net	4,232	5,821

	$4,833,756	$4,690,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$217,533	$207,038
Debt	2,586,011	2,512,798
Deferred taxes	230,367	225,587
Accrued expenses and other liabilities	181,109	187,079

Total liabilities	3,215,020	3,132,502
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust	226,550	226,550
Stockholders’ equity:
Preferred stock—$.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$300,000 liquidation preference, 300,000 shares issued and outstanding	3	3
Series D perpetual convertible preferred stock—$150,000 liquidation preference, 150,000 shares issued and outstanding	2	2
Common stock—$.01 par value, 500,000,000 shares authorized, 76,942,735 shares issued and outstanding in 2003 and 76,657,521 in 2002	769	765
Additional paid-in capital	1,340,859	1,341,290
Deferred compensation	(42,652)	(52,988)
Retained earnings	83,949	69,281
Accumulated other comprehensive income (loss)	9,256	(26,848)

Total stockholders’ equity	1,392,186	1,331,505

	$4,833,756	$4,690,557

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2003	2002	2003	2002
	(In thousands, except per share data)
Revenues:
Equipment rentals	$994,035	$997,881	$550,387	$551,593
Sales of rental equipment	76,586	93,773	41,506	54,643
Sales of equipment and merchandise and other revenues	249,286	252,070	136,163	138,523

Total revenues	1,319,907	1,343,724	728,056	744,759
Cost of revenues:
Cost of equipment rentals, excluding depreciation	549,457	510,388	297,053	274,826
Depreciation of rental equipment	163,166	158,610	82,423	80,560
Cost of rental equipment sales	50,948	60,984	27,693	35,852
Cost of equipment and merchandise sales and other operating costs	179,281	181,272	97,821	100,259

Total cost of revenues	942,852	911,254	504,990	491,497

Gross profit	377,055	432,470	223,066	253,262
Selling, general and administrative expenses	208,324	205,020	111,563	106,525
Non-rental depreciation and amortization	33,847	27,738	16,869	13,854

Operating income	134,884	199,712	94,634	132,883
Interest expense	105,376	97,515	54,401	47,532
Preferred dividends of a subsidiary trust	7,362	9,299	3,681	4,605
Other (income) expense, net	(1,608)	(3,328)	(1,502)	(3,048)

Income before provision for income taxes and cumulative effect of change in accounting principle	23,754	96,226	38,054	83,794
Provision for income taxes	9,086	37,528	14,663	32,680

Income before cumulative effect of change in accounting principle	14,668	58,698	23,391	51,114
Cumulative effect of change in accounting principle, net of tax benefit of $60,529		(288,339)

Net income (loss)	$14,668	$(229,641)	$23,391	$51,114

Earnings (loss) per share—basic:
Income available to common stockholders before cumulative effect of change in accounting principle	$0.19	$0.85	$0.30	$0.67
Cumulative effect of change in accounting principle, net		(3.84)

Income (loss) available to common stockholders	$0.19	$(2.99)	$0.30	$0.67

Earnings (loss) per share—diluted:
Income available to common stockholders before cumulative effect of change in accounting principle	$0.16	$0.65	$0.25	$0.51
Cumulative effect of change in accounting principle, net		(2.92)

Income (loss) available to common stockholders	$0.16	$(2.27)	$0.25	$0.51

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)
			Number of Shares	Amount
	(In thousands)
Balance, December 31, 2002	$3	$2	76,657	$765	$1,341,290	$(52,988)	$69,281		$(26,848)
Comprehensive income:
Net income							14,668	$14,668
Other comprehensive income:
Foreign currency translation adjustments								33,493	33,493
Derivatives qualifying as hedges, net of tax								2,611	2,611

Comprehensive income								$50,772

Issuance of common stock under compensation plans, net of forfeitures			286	4	(431)	927
Amortization of deferred compensation						9,409

Balance, June 30, 2003	$3	$2	76,943	$769	$1,340,859	$(42,652)	$83,949		$9,256

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2003	2002
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$14,668	$(229,641)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	197,013	186,348
Gain on sales of rental equipment	(25,638)	(32,789)
Deferred taxes	4,780	31,796
Amortization of deferred compensation	9,409	5,525
Cumulative effect of change in accounting principle		288,339
Changes in operating assets and liabilities:
Accounts receivable	(22,411)	(47,884)
Inventory	(8,369)	(13,131)
Prepaid expenses and other assets	(5,721)	(14,629)
Accounts payable	10,495	47,869
Accrued expenses and other liabilities	5,916	(52,427)

Net cash provided by operating activities	180,142	169,376
Cash Flows From Investing Activities:
Purchases of rental equipment	(265,673)	(303,892)
Purchases of property and equipment	(23,962)	(21,564)
Proceeds from sales of rental equipment	76,586	93,773
In-process acquisition costs		(554)
Deposits on rental equipment purchases	(12,361)	(14,375)
Purchases of other companies	(4,527)	(160,307)

Net cash used in investing activities	(229,937)	(406,919)
Cash Flows From Financing Activities:
Proceeds from debt	244,446	240,437
Payments of debt	(187,117)	(41,085)
Payments of financing costs	(7,517)	(524)
Proceeds from the exercise of common stock options		63,759
Shares repurchased and retired		(26,726)
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust repurchased and retired		(11,480)

Net cash provided by financing activities	49,812	224,381
Effect of foreign exchange rates	11,155	9,788

Net increase (decrease) in cash and cash equivalents	11,172	(3,374)
Cash and cash equivalents at beginning of period	19,231	27,326

Cash and cash equivalents at end of period	$30,403	$23,952

Supplemental disclosure of cash flow information:
Cash paid for interest	$111,106	$107,649
Cash paid for income taxes, net of refunds	$790	$1,899

Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$3,314	$168,758
Liabilities assumed	(50)	(10,032)

	3,264	158,726
Due to seller and other payments	1,263	1,581

Net cash paid	$4,527	$160,307

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$30,403	$19,231
Accounts receivable, net of allowance for doubtful accounts of $46,450 in 2003 and $48,542 in 2002	488,607	466,196
Inventory	110,488	91,798
Prepaid expenses and other assets	145,792	122,807
Rental equipment, net	1,898,734	1,845,675
Property and equipment, net	391,886	399,587
Goodwill, net	1,727,921	1,705,191
Other intangible assets, net	4,232	5,821

	$4,798,063	$4,656,306

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable	$217,533	$207,038
Debt	2,586,011	2,512,798
Deferred taxes	230,367	225,587
Accrued expenses and other liabilities	212,297	209,728

Total liabilities	3,246,208	3,155,151
Commitments and contingencies
Stockholder’s equity:
Common stock—$.01 par value, 3,000 shares authorized, 1,000 shares issued and outstanding
Additional paid-in capital	1,581,833	1,581,833
Accumulated deficit	(39,234)	(53,830)
Accumulated other comprehensive income (loss)	9,256	(26,848)

Total stockholder’s equity	1,551,855	1,501,155

	$4,798,063	$4,656,306

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2003	2002	2003	2002
	(In thousands)
Revenues:
Equipment rentals	$994,035	$997,881	$550,387	$551,593
Sales of rental equipment	76,586	93,773	41,506	54,643
Sales of equipment and merchandise and other revenues	249,286	252,070	136,163	138,523

Total revenues	1,319,907	1,343,724	728,056	744,759
Cost of revenues:
Cost of equipment rentals, excluding depreciation	549,457	510,388	297,053	274,826
Depreciation of rental equipment	163,166	158,610	82,423	80,560
Cost of rental equipment sales	50,948	60,984	27,693	35,852
Cost of equipment and merchandise sales and other operating costs	179,281	181,272	97,821	100,259

Total cost of revenues	942,852	911,254	504,990	491,497

Gross profit	377,055	432,470	223,066	253,262
Selling, general and administrative expenses	208,324	205,020	111,563	106,525
Non-rental depreciation and amortization	29,329	23,409	14,884	11,654

Operating income	139,402	204,041	96,619	135,083
Interest expense	105,376	97,515	54,401	47,532
Other (income) expense, net	(1,608)	(3,328)	(1,502)	(3,048)

Income before provision for income taxes and cumulative effect of change in accounting principle	35,634	109,854	43,720	90,599
Provision for income taxes	13,676	42,843	16,830	35,334

Income before cumulative effect of change in accounting principle	21,958	67,011	26,890	55,265
Cumulative effect of change in accounting principle, net of tax benefit of $60,529		(288,339)

Net income (loss)	$21,958	$(221,328)	$26,890	$55,265

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount
	(In thousands, except share data)

Balance, December 31, 2002	1,000		$1,581,833	$(53,830)		$(26,848)
Comprehensive income:
Net income				21,958	$21,958
Other comprehensive income:
Foreign currency translation adjustments					33,493	33,493
Derivatives qualifying as hedges, net of tax					2,611	2,611

Comprehensive income					$58,062

Dividend distributions to parent				(7,362)

Balance, June 30, 2003	1,000		$1,581,833	$(39,234)		$9,256

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2003	2002
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$21,958	$(221,328)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	192,495	182,019
Gain on sales of rental equipment	(25,638)	(32,789)
Deferred taxes	4,780	31,796
Cumulative effect of change in accounting principle		288,339
Changes in operating assets and liabilities:
Accounts receivable	(22,411)	(47,884)
Inventory	(8,369)	(13,131)
Prepaid expenses and other assets	(2,516)	(11,100)
Accounts payable	10,495	47,869
Accrued expenses and other liabilities	13,955	(47,324)

Net cash provided by operating activities	184,749	176,467

Cash Flows From Investing Activities:
Purchases of rental equipment	(265,673)	(303,892)
Purchases of property and equipment	(21,207)	(19,910)
Proceeds from sales of rental equipment	76,586	93,773
Deposits on rental equipment purchases	(12,361)	(14,375)
Purchases of other companies	(4,527)	(160,307)

Net cash used in investing activities	(227,182)	(404,711)

Cash Flows From Financing Activities:
Proceeds from debt	244,446	240,437
Payments of debt	(187,117)	(41,085)
Payments of financing costs	(7,517)	(524)
Capital contributions by parent		63,759
Dividend distributions to parent	(7,362)	(47,505)

Net cash provided by financing activities	42,450	215,082
Effect of foreign exchange rates	11,155	9,788

Net increase (decrease) in cash and cash equivalents	11,172	(3,374)
Cash and cash equivalents at beginning of period	19,231	27,326

Cash and cash equivalents at end of period	$30,403	$23,952

Supplemental disclosure of cash flow information:
Cash paid for interest	$101,902	$98,350
Cash paid for income taxes, net of refunds	$790	$1,899

Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$3,314	$168,758
Liabilities assumed	(50)	(10,032)

	3,264	158,726
Due to seller and other payments	1,263	1,581

Net cash paid	$4,527	$160,307

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

The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the six and three month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Consolidated Financial Statements included herein should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This standard rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This standard also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This standard amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency related to the required accounting for sale-leaseback transactions and certain lease modifications. This standard also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted this standard on January 1, 2003, and reclassified a pre-tax extraordinary loss of approximately $18.1 million recognized during the second quarter of 2001 to operating income. The adoption of the remaining provisions of SFAS No. 145 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”). FIN 46 requires a VIE to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A VIE is a

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For entities created prior to February 1, 2003, these requirements apply in the first interim period beginning after June 15, 2003.

The Company leases a portion of its rental equipment under operating leases. Under the accounting standards that were applicable prior to July 1, 2003, neither the equipment subject to these leases nor the lease obligations were reflected on the Company’s balance sheet as of June 30, 2003 or any prior date.

As of July 1, 2003, a substantial portion of the Company’s operating leases were with VIEs and were impacted by FIN 46. In accordance with FIN 46, effective as of July 1, 2003, the Company is required to: (i) record the lease payment obligations under these leases (including any potential liability associated with guarantees of residual value) as a liability on its balance sheet (approximately $320 million), (ii) record the equipment subject to these leases as an asset on its balance sheet based on the carrying amount as of July 1, 2003 (estimated to be in the range of $250 million to $270 million); and (iii) recognize a non-cash expense designated as “cumulative effect of change in accounting principle” equal to the amount by which the additional liabilities recorded in connection with the adoption of FIN 46 exceeds the additional assets so recorded (estimated to be in the range of $50 million to $70 million).

The Company may modify some or all of the above-mentioned operating leases in a manner that would cause the Company to no longer consolidate those leases under FIN 46. Upon the effectiveness of any such lease modification, the lease obligations under such lease (other than any residual guarantee amounts) and the related equipment would cease to be reflected on the Company’s balance sheet.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard requires financial instruments falling within the scope of this standard be classified as liabilities. This standard is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective with the first interim period beginning after June 15, 2003. Upon adoption of this standard, the Company will reclassify its company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust to the liabilities section of the balance sheet.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. At June 30, 2003, the Company had six stock-based compensation plans. Since stock options are granted by the Company with exercise prices at or greater than the fair value of the shares at the date of grant, no compensation expense is recognized. Restricted stock awards granted by the Company are recognized as deferred compensation. The Company recognizes compensation expense related to these restricted stock awards over their vesting periods or earlier upon acceleration of vesting. During 2003, the Company accelerated the vesting of approximately 235,000 shares of restricted stock. The following table provides additional information related to the Company’s stock-based compensation arrangements for the six and three months ended June 30, 2003 and 2002 had the Company used the fair value method of accounting for stock-based employee compensation under SFAS No. 123 (in thousands, except per share data):

	Six Months Ended June 30		Three Months Ended June 30
	2003	2002	2003	2002
Net income (loss), as reported	$14,668	$(229,641)	$23,391	$51,114
Plus: Stock-based compensation expense included in reported net income (loss), net of tax	5,776	3,370	4,792	1,667
Less: Stock-based compensation expense determined using the fair value method, net of tax	(7,081)	(5,719)	(5,441)	(2,841)

Pro forma net income (loss)	$13,363	$(231,990)	$22,742	$49,940

Basic loss per share:
As reported	$0.19	$(2.99)	$0.30	$0.67
Pro forma	$0.17	$(3.02)	$0.30	$0.65
Diluted loss per share:
As reported	$0.16	$(2.27)	$0.25	$0.51
Pro forma	$0.14	$(2.30)	$0.24	$0.50

2.    Acquisitions

During the six months ended June 30, 2003, the Company completed one acquisition and during the year ended December 31, 2002, the Company completed two acquisitions, one of which is further described below. The results of operations of the businesses acquired in these acquisitions have been included in the Company’s results of operations from their respective acquisition dates.

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

The purchase prices for the acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values at their respective acquisition dates. However, the Company has not completed its valuation of its 2003 purchase and, accordingly, the purchase price allocations are subject to change when additional information concerning asset and liability valuations are completed. The preliminary purchase price allocations that are subject to change primarily consist of rental and non-rental equipment valuations. These allocations are finalized within 12 months of the acquisition date and are not expected to result in significant differences between the preliminary and final allocations.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the six and three months ended June 30, 2002 as though each acquisition which was consummated during the period January 1, 2003 to June 30, 2003 as mentioned above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company’s 2002 Annual Report on Form 10-K was made on January 1, 2002 (in thousands, except per share data):

	Six Months Ended June 30, 2002	Three Months Ended June 30, 2002
Revenues	$1,370,566	$752,775
Income before cumulative effect of change in accounting principle	$59,224	$51,167
Net income (loss)	$(229,115)	$51,167

Basic earnings per share before cumulative effect of change in accounting principle	$0.86	$0.67

Basic earnings (loss) per share	$(2.99)	$0.67

Diluted earnings per share before cumulative effect of change in accounting principle	$0.65	$0.51

Diluted earnings (loss) per share	$(2.27)	$0.51

The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

Since the acquisition made in 2003 had an insignificant impact on the Company’s pro forma results of operations for the six and three months ended June 30, 2003, such pro forma results of operations are not shown.

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

Changes in the Company’s carrying amount of goodwill for the first six months of 2003 are as follows (in thousands):

Balance at December 31, 2002	$1,705,191
Foreign currency translation and other adjustments	20,775
Goodwill related to acquisitions	1,955

Balance at June 30, 2003	$1,727,921

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2002, during the Company’s first annual impairment analysis, it recorded an additional non-cash impairment charge of approximately $247.9 million. This impairment charge was recorded on the statement of operations as “goodwill impairment.”

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

The Company tests for goodwill impairment on a branch-by-branch basis rather than on an aggregate basis. This means that a goodwill write-off is required even if only one or a limited number of the Company’s branches has impairment as of the annual testing date or at any other date when an indicator of impairment may exist and even if there is no impairment for all its branches on an aggregate basis. Factors that may cause future impairment at a particular branch, in addition to macroeconomic factors that affect all the Company’s branches, include changes in local demand and local competitive conditions. The fact that the Company tests for impairment on a branch-by-branch basis increases the likelihood that the Company will be required to take additional non-cash goodwill write-offs in the future, although the Company cannot quantify at this time the magnitude of any future write-offs. Future goodwill write-offs, if required, may have a material adverse effect on the Company’s results.

Other intangible assets consist of non-compete agreements and are amortized over periods ranging from three to eight years. The cost of other intangible assets and the related accumulated amortization as of June 30, 2003 were $17.1 million and $12.9 million, respectively, and as of December 31, 2002 were $17.0 million and $11.2 million, respectively. Amortization expense of other intangible assets was $1.8 million for the first six months of 2003.

As of June 30, 2003, estimated amortization expense of other intangible assets for the remainder of 2003 and for each of the next five years is as follows (in thousands):

Remainder of 2003	$1,398
2004	1,655
2005	591
2006	305
2007	175
2008	71
Thereafter	37

$4,232

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2002 plan involved the following principal elements: (i) the closure or consolidation with other locations of 42 underperforming branches and five administrative offices (including 36 closed or consolidated as of June 30, 2003) ($24.6 million); (ii) a reduction of the Company’s workforce by 412 (including 342 terminated as of June 30, 2003) ($2.8 million), and (iii) a certain information technology project was abandoned ($0.9 million).

The aggregate balance of the 2001 and 2002 charges was $20.9 million as of June 30, 2003, consisting of $1.4 million for the 2001 charge and $19.5 million for the 2002 charge, and $27.1 million as of December 31, 2002, consisting of $2.3 million for the 2001 charge and $24.8 million for the 2002 charge. The Company estimates that approximately $7.2 million (primarily in cash) of the aggregate amount will be paid by December 31, 2003 and approximately $13.7 million will be paid in future periods.

Components of the restructuring charges are as follows (in thousands):

	Balance December 31, 2002	Activity in 2003	Balance June 30, 2003
Costs to vacate facilities	$22,258	$5,031	$17,227
Workforce reduction costs	3,462	747	2,715
Information technology costs	1,395	391	1,004

	$27,115	$6,169	$20,946

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Six Months Ended June 30		Three Months Ended June 30
	2003	2002	2003	2002
Numerator:
Income before cumulative effect of change in accounting principle	$14,668	$58,698	$23,391	$51,114
Plus: Liquidation preference in excess of amounts paid for convertible preferred securities		5,270

Income available to common stockholders	$14,668	$63,968	$23,391	$51,114

Denominator:
Denominator for basic earnings per share—weighted-average shares	76,904	74,978	77,025	76,417
Effect of dilutive securities:
Employee stock options	65	2,307	107	2,117
Warrants	490	4,390	910	4,461
Series C perpetual convertible preferred stock	12,000	12,000	12,000	12,000
Series D perpetual convertible preferred stock	5,000	5,000	5,000	5,000

Denominator for diluted earnings per share—adjusted weighted-average shares	94,459	98,675	95,042	99,995

Earnings per share—basic:
Income available to common stockholders before cumulative effect of change in accounting principle	$0.19	$0.85	$0.30	$0.67
Cumulative effect of change in accounting principle, net		(3.84)

Income (loss) available to common stockholders	$0.19	$(2.99)	$0.30	$0.67

Earnings per share—diluted:
Income available to common stockholders before cumulative effect of change in accounting principle	$0.16	$0.65	$0.25	$0.51
Cumulative effect of change in accounting principle, net		(2.92)

Income (loss) available to common stockholders	$0.16	$(2.27)	$0.25	$0.51

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Financing Transactions

New 10 3/4% Senior Notes.    On April 9, 2003, URI issued an additional $200 million aggregate principal amount of its 10 3/4% Senior Notes (the “2003 10 3/4% Notes”) which are due April 15, 2008. The gross proceeds to the Company from the sale of the 2003 10 3/4% Notes were $207 million and the net proceeds were approximately $202 million (after deducting the initial purchasers’ discount and estimated offering expenses). The 2003 10 3/4% Notes mature on April 15, 2008 and may be redeemed by URI on or after April 15, 2005, at specified redemption prices that range from 105.375% in 2005 to 100.0% in 2007 and thereafter. In addition, on or prior to April 15, 2004, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 2003 10 3/4% Notes at a redemption price of 110.75%. The indenture governing the 2003 10 3/4% Notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) the Company’s ability to consolidate, merge or sell all or substantially all of its assets. The Company used substantially all of the net proceeds from the 2003 10 3/4% Notes to pay down its outstanding borrowings under its receivables securitization facility.

New Receivables Securitization Facility.    On June 17, 2003, the Company obtained a new accounts receivable securitization facility under which one of its subsidiaries can borrow up to $250 million against a collateral pool of accounts receivable. Upon obtaining this facility, the Company terminated its existing accounts receivable securitization facility.

The borrowings under the new facility and the receivables in the collateral pool are included in the liabilities and assets, respectively, reflected on the Company’s consolidated balance sheet. However, such assets are only available to satisfy the obligations of the borrower subsidiary.

Key terms of this facility include:

•	borrowings may be made only to the extent that the face amount of the receivables in the collateral pool exceeds the outstanding loans by a specified amount;

•	the facility is structured so that the receivables in the collateral pool are the lenders’ only source of repayment;

•	prior to expiration or early termination of the facility, amounts collected on the receivables may, subject to certain conditions, be retained by the borrower, provided that the remaining receivables in the collateral pool are sufficient to secure the then outstanding borrowings; and

•	after expiration or early termination of the facility, no new amounts will be advanced under the facility and collections on the receivables securing the facility will be used to repay the outstanding borrowings.

Outstanding borrowing under the facility generally accrue interest at the commercial paper rate plus 1%. However, after expiration or early termination of the facility, outstanding borrowings will accrue interest at 0.5% plus the greater of (i) the prime rate and (ii) the Federal Funds Rate plus 0.5%. The Company is also required to pay a commitment fee of 0.45% per annum in respect of undrawn commitments under the facility. As of June 30, 2003, (i) the outstanding borrowings under the facility were approximately $13.0 million and (ii) the aggregate face amount of the receivables in the collateral pool was approximately $360.2 million.

The agreement governing this facility is scheduled to expire on September 30, 2006. However, the lenders under this facility, at their option, may terminate the facility earlier upon the occurrence of certain events, including: (i) the long-term senior secured debt rating of United Rentals (North America), Inc. or, subject to certain conditions, United Rentals, Inc., is downgraded to be at or below “B” by Standard & Poor’s Rating Services; (ii) the long-term senior unsecured debt rating of United Rentals (North America), Inc. or, subject to

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain conditions, United Rentals, Inc., is downgraded to be at or below “CCC+” by Standard & Poor’s Rating Services; (iii) the long-term issuer rating of United Rentals (North America), Inc. or, subject to certain conditions, United Rentals, Inc., is downgraded to be at or below “Caa” by Moody’s Investors Service; (iv) the long-term senior implied rating of United Rentals (North America), Inc. or, subject to certain conditions, United Rentals, Inc., is downgraded to be at or below “B3” by Moody’s Investors Service; or (v) either Standard & Poor’s Rating Services or Moody’s Investors Service ceases to provide any such rating.

Interest Rate Swap Agreements.    During the second quarter of 2003, the Company entered into an interest rate swap agreement that converted $100 million of the 2003 10 3/4% Notes to a floating rate instrument through 2008. Changes in the fair value of this hedge, designated a fair value hedge, and along with an offsetting change in the fair value of the hedged item, are recorded in the statement of operations. There is no ineffectiveness related to this hedge.

7.    Comprehensive Income

The following table sets forth the Company’s comprehensive income (loss) (in thousands):

	Six Months Ended June 30		Three Months Ended June 30
	2003	2002	2003	2002
Net income (loss)	$14,668	$(229,641)	$23,391	$51,114
Other comprehensive income (loss):
Foreign currency translation adjustment	33,493	9,788	18,949	10,214
Derivatives qualifying as hedges, net of tax	2,611	124	1,248	(1,042)

Comprehensive income (loss)	$50,772	$(219,729)	$43,588	$60,286

8.    Guarantees

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

Operating Leases.    As part of certain of its equipment operating leases, the Company guarantees that the value of the equipment at the end of the lease term will not be less than a specified projected residual value. The use of these guarantees helps to lower the Company’s monthly operating lease payments. The Company does not know at this time the extent to which the actual residual values may be less than the guaranteed residual values and, accordingly, cannot quantify the amount that it will be required to pay, if any, under these guarantees. If the actual residual value for all equipment subject to such guarantees were to be zero, then the Company’s maximum potential liability under these guarantees would be approximately $268.8 million. Under the accounting standards that were applicable prior to July 1, 2003, this potential liability was not reflected on the Company’s balance sheet as of June 30, 2003 or any prior date. As described earlier in Note 1, effective July 1, 2003, the liabilities associated with certain of the Company’s operating leases (including any potential liabilities associated with the guarantee of residual value) are required to be recorded as a liability on its balance sheet.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

Certain indebtedness of URI, a 100%-owned subsidiary of Holdings (the “Parent”), is guaranteed by URI’s United States subsidiaries (the “guarantor subsidiaries”) and, in certain cases, also by Parent. However, this indebtedness is not guaranteed by URI’s foreign subsidiaries (the “non-guarantor subsidiaries”). The guarantor subsidiaries are all 100%-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of June 30, 2003 and December 31, 2002, and for each of the six and three month periods ended June 30, 2003 and 2002, are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2003

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
ASSETS
Cash and cash equivalents			$24,293	$6,110		$30,403
Accounts receivable, net		$24,164	428,045	36,398		488,607
Intercompany receivable (payable)		625,877	(434,704)	(191,173)
Inventory		43,166	61,723	5,599		110,488
Prepaid expenses and other assets		43,373	101,063	1,356	$8,319	154,111
Rental equipment, net		1,023,569	709,767	165,398		1,898,734
Property and equipment, net	$27,374	112,914	261,555	17,417		419,260
Investment in subsidiaries	1,591,362	2,306,657			(3,898,019)
Intangible assets, net		245,518	1,344,019	142,616		1,732,153

	$1,618,736	$4,425,238	$2,495,761	$183,721	$(3,889,700)	$4,833,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable		$60,608	$141,629	$15,296		$217,533
Debt	$226,550	2,494,414	27,212	64,385	$(226,550)	2,586,011
Deferred taxes		217,393	(805)	13,779		230,367
Accrued expenses and other liabilities		113,865	90,979	7,453	(31,188)	181,109

Total liabilities	226,550	2,886,280	259,015	100,913	(257,738)	3,215,020

Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust					226,550	226,550
Stockholders’ equity:
Preferred stock	5					5
Common stock	769					769
Additional paid-in capital	1,340,859	1,581,833	1,901,936	68,395	(3,552,164)	1,340,859
Deferred compensation	(42,652)					(42,652)
Retained earnings	83,949	(39,234)	334,810	1,516	(297,092)	83,949
Accumulated other comprehensive income (loss)	9,256	(3,641)		12,897	(9,256)	9,256

Total stockholders’ equity	1,392,186	1,538,958	2,236,746	82,808	$(3,858,512)	1,392,186

	$1,618,736	$4,425,238	$2,495,761	$183,721	$(3,889,700)	$4,833,756

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Six Months Ended June 30, 2003
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$434,984	$498,895	$60,156		$994,035
Sales of rental equipment		34,160	35,638	6,788		76,586
Sales of equipment and merchandise and other revenues		118,254	112,059	18,973		249,286

Total revenues		587,398	646,592	85,917		1,319,907
Cost of revenues:
Cost of equipment rentals, excluding depreciation		216,754	301,116	31,587		549,457
Depreciation of rental equipment		77,948	72,097	13,121		163,166
Cost of rental equipment sales		22,679	24,319	3,950		50,948
Cost of equipment and merchandise sales and other operating costs		85,782	79,376	14,123		179,281

Total cost of revenues		403,163	476,908	62,781		942,852

Gross profit		184,235	169,684	23,136		377,055
Selling, general and administrative expenses		97,067	97,184	14,073		208,324
Non-rental depreciation and amortization	$4,352	15,137	12,730	1,462	$166	33,847

Operating income (loss)	(4,352)	72,031	59,770	7,601	(166)	134,884
Interest expense	7,362	102,245	1,288	1,843	(7,362)	105,376
Preferred dividends of a subsidiary trust					7,362	7,362
Other (income) expense, net		5,784	(7,766)	374		(1,608)

Income (loss) before provision (benefit) for income taxes	(11,714)	(35,998)	66,248	5,384	(166)	23,754
Provision (benefit) for income taxes	(4,526)	(13,982)	25,493	2,165	(64)	9,086

Income (loss) before equity in net earnings of subsidiaries	(7,188)	(22,016)	40,755	3,219	(102)	14,668
Equity in net earnings of subsidiaries	21,856	43,974			(65,830)

Net income	$14,668	$21,958	$40,755	$3,219	$(65,932)	$14,668

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Six Months Ended June 30, 2002
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$427,839	$521,964	$48,078		$997,881
Sales of rental equipment		57,031	27,861	8,881		93,773
Sales of equipment and merchandise and other revenues		121,587	116,528	13,955		252,070

Total revenues		606,457	666,353	70,914		1,343,724
Cost of revenues:
Cost of equipment rentals, excluding depreciation		196,905	288,408	25,075		510,388
Depreciation of rental equipment		73,368	75,077	10,165		158,610
Cost of rental equipment sales		36,474	18,962	5,548		60,984
Cost of equipment and merchandise sales and other operating costs		90,128	80,928	10,216		181,272

Total cost of revenues		396,875	463,375	51,004		911,254

Gross profit		209,582	202,978	19,910		432,470
Selling, general and administrative expenses		90,538	101,896	12,586		205,020
Non-rental depreciation and amortization	$4,329	11,771	10,287	1,351		27,738

Operating income (loss)	(4,329)	107,273	90,795	5,973		199,712
Interest expense	9,299	87,591	7,534	2,390	$(9,299)	97,515
Preferred dividends of a subsidiary trust					9,299	9,299
Other (income) expense, net		813	(4,838)	697		(3,328)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(13,628)	18,869	88,099	2,886		96,226
Provision (benefit) for income taxes	(5,315)	7,360	34,188	1,295		37,528

Income (loss) before cumulative effect of change in accounting principle and equity in net earnings of subsidiaries	(8,313)	11,509	53,911	1,591		58,698
Cumulative effect of change in accounting principle		(86,598)	(168,078)	(33,663)		(288,339)

Loss before equity in net loss of subsidiaries	(8,313)	(75,089)	(114,167)	(32,072)		(229,641)
Equity in net loss of subsidiaries	(221,328)	(146,239)			367,567

Net loss	$(229,641)	$(221,328)	$(114,167)	$(32,072)	$367,567	$(229,641)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2003
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$234,266	$281,755	$34,366		$550,387
Sales of rental equipment		17,867	19,723	3,916		41,506
Sales of equipment and merchandise and other revenues		64,422	61,065	10,676		136,163

Total revenues		316,555	362,543	48,958		728,056
Cost of revenues:
Cost of equipment rentals, excluding depreciation		111,745	168,313	16,995		297,053
Depreciation of rental equipment		38,979	36,446	6,998		82,423
Cost of rental equipment sales		11,942	13,400	2,351		27,693
Cost of equipment and merchandise sales and other operating costs		47,000	42,886	7,935		97,821

Total cost of revenues		209,666	261,045	34,279		504,990

Gross profit		106,889	101,498	14,679		223,066
Selling, general and administrative expenses		51,950	52,184	7,429		111,563
Non-rental depreciation and amortization	$1,902	7,777	6,358	749	$83	16,869

Operating income (loss)	(1,902)	47,162	42,956	6,501	(83)	94,634
Interest expense	3,681	52,108	1,277	1,016	(3,681)	54,401
Preferred dividends of a subsidiary trust					3,681	3,681
Other (income) expense, net		2,579	(4,231)	150		(1,502)

Income (loss) before provision (benefit) for income taxes	(5,583)	(7,525)	45,910	5,335	(83)	38,054
Provision (benefit) for income taxes	(2,135)	(2,878)	17,561	2,147	(32)	14,663

Income (loss) before equity in net earnings of subsidiaries	(3,448)	(4,647)	28,349	3,188	(51)	23,391
Equity in net earnings of subsidiaries	26,839	31,537			(58,376)

Net income	$23,391	$26,890	$28,349	$3,188	$(58,427)	$23,391

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

	For the Six Months Ended June 30, 2003
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(4,607)	$96,750	$75,390	$12,609		$180,142
Cash flows from investing activities:
Purchases of rental equipment		(154,839)	(87,721)	(23,113)		(265,673)
Purchases of property and equipment	(2,755)	(4,782)	(15,531)	(894)		(23,962)
Proceeds from sales of rental equipment		34,160	35,638	6,788		76,586
Purchases of other companies		(4,527)				(4,527)
Deposits on rental equipment purchases		(12,361)				(12,361)

Net cash used in investing activities	(2,755)	(142,349)	(67,614)	(17,219)		(229,937)
Cash flows from financing activities:
Proceeds from debt		244,446				244,446
Payments of debt		(183,968)	(391)	(2,758)		(187,117)
Payments of financing costs		(7,517)				(7,517)
Dividend distributions to parent		(7,362)			$7,362
Proceeds from dividends from subsidiary	7,362				(7,362)

Net cash provided by (used in) financing activities	7,362	45,599	(391)	(2,758)		49,812
Effect of foreign exchange rates				11,155		11,155

Net increase in cash and cash equivalents			7,385	3,787		11,172
Cash and cash equivalents at beginning of period			16,908	2,323		19,231

Cash and cash equivalents at end of period			$24,293	$6,110		$30,403

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,204	$98,239	$1,610	$2,053		$111,106
Cash paid for income taxes, net of refunds		$58		$732		$790

Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired		$3,314				$3,314
Liabilities assumed		(50)				(50)

		3,264				3,264
Due to seller and other payments		1,263				1,263

Net cash paid		$4,527				$4,527

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reviews our operations for the six and three months ended June 30, 2003 and 2002 and should be read in conjunction with the Unaudited Consolidated Financial Statements and related Notes included herein and the Consolidated Financial Statements and related Notes included in our 2002 Annual Report on Form 10-K.

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

Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements, (ii) the amortization of deferred financing costs and (iii) the amortization of non-compete agreements.

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

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” issued by the Financial Accountants Standards Board (“FASB”). Under this standard, our goodwill, which we previously amortized over 40 years, is no longer amortized. Our other intangible assets continue to be amortized over their estimated useful lives. Under SFAS No. 142, we are required to periodically review our goodwill for impairment. In general, this means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill as an expense.

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

Under SFAS No. 142, we are required to review our goodwill for further impairment at least annually. Our next annual impairment test will be as of October 1, 2003. Impairment testing may be required earlier if events or circumstances suggest that our goodwill could be impaired. Any future goodwill impairment charge would be recorded on our statement of operations as “goodwill impairment” and would reduce operating income.

We test for goodwill impairment on a branch-by-branch basis rather than on an aggregate basis. This means that a goodwill write-off is required even if only one or a limited number of our branches has impairment as of the annual testing date or at any other date when an indicator of impairment may exist and even if there is no impairment for all our branches on an aggregate basis. Factors that may cause future impairment at a particular branch, in addition to macroeconomic factors that affect all our branches, include changes in local demand and local competitive conditions. The fact that we test for impairment on a branch-by-branch basis, increases the likelihood that we will be required to take additional non-cash goodwill write-offs in the future, although we cannot quantify at this time the magnitude of any future write-offs. Future goodwill write-offs, if required, may have a material adverse effect on our results.

Change in Accounting Treatment for Certain Operating Leases.

We lease a portion of our rental equipment under operating leases (as described in Note 15 to our consolidated financial statements included in our 2002 Annual Report on Form 10-K). Under the accounting standards that were applicable prior to July 1, 2003, neither the equipment subject to these leases nor the lease obligations were reflected on our balance sheet as of June 30, 2003 or any prior date.

Effective July 1, 2003, the accounting treatment for certain of our operating leases has been changed by FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Under FIN 46, the lease obligations related to operating leases with certain types of variable interest entities (“VIEs”) must be reflected as a liability on our balance sheet and the related equipment as an asset. A VIE is defined as a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. For additional information concerning FIN 46, see “—Impact of Recently Issued Accounting Standards.”

As of July 1, 2003, a substantial portion of our operating leases were with VIEs and were impacted by FIN 46. In accordance with FIN 46, effective as of July 1, 2003, we are required to: (i) record the lease payment obligations under these leases (including any potential liability associated with guarantees of residual value) as a liability on our balance sheet (approximately $320 million), (ii) record the equipment subject to these leases as an asset on our balance sheet based on the carrying amount as of July 1, 2003 (estimated to be in the range of $250 million to $270 million); and (iii) recognize a non-cash expense designated as “cumulative effect of change in accounting principle” equal to the amount by which the additional liabilities recorded in connection with the adoption of FIN 46 exceeds the additional assets so recorded (estimated to be in the range of $50 million to $70 million).

The adoption of FIN 46 does not change the amount of our contractual payment obligations and should not impact compliance with our existing debt covenants. Accordingly, the adoption of FIN 46 should not have a material impact on our liquidity or overall financial condition.

We may modify some or all of the above-mentioned operating leases in a manner that would cause us to no longer consolidate those leases under FIN 46. Upon the effectiveness of any such lease modification, the lease obligations under such lease (other than any residual guarantee amounts) and the related equipment would cease to be reflected on our balance sheet.

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

The 2002 plan involved the following principal elements: (i) the closure or consolidation with other locations of 42 underperforming branches and five administrative offices (including 36 closed or consolidated as of June 30, 2003) ($24.6 million); (ii) a reduction of our workforce by 412 (including 342 terminated as of June 30, 2003) ($2.8 million), and (iii) a certain information technology project was abandoned ($0.9 million).

The aggregate balance of the 2001 and 2002 charges was $27.1 million as of December 31, 2002, consisting of $2.3 million for the 2001 charge and $24.8 million for the 2002 charge, and $20.9 million as of June 30, 2003, consisting of $1.4 million for the 2001 charge and $19.5 million for the 2002 charge. We estimate that approximately $7.2 million (primarily in cash) of the aggregate balance as of June 30, 2003 will be paid by December 31, 2003 and approximately $13.7 million will be paid in future periods.

Components of the restructuring charges are as follows (in thousands):

	Balance December 31, 2002	Activity in 2003	Balance June 30, 2003
Costs to vacate facilities	$22,258	$5,031	$17,227
Workforce reduction costs	3,462	747	2,715
Information technology costs	1,395	391	1,004

	$27,115	$6,169	$20,946

Results of Operations

Six Months Ended June 30, 2003 and 2002

Revenues.    We had total revenues of $1,319.9 million in the first six months of 2003, representing a decrease of 1.8% from total revenues of $1,343.7 million in the first six months of 2002. The different components of our revenues are discussed below:

1.    Equipment Rentals.    Our revenues from equipment rentals were $994.0 million in the first six months of 2003, representing a decrease of 0.4% from $997.9 million in the first six months of 2002. These revenues accounted for 75.3% of our total revenues in 2003 compared with 74.3% of our total revenues in 2002. The principal factors constraining our rental revenues during the first half of 2003 were reduced state spending for infrastructure projects due to budget shortfalls and continued weakness in non-residential construction activity.

Our rental rates were down 0.4% in the first six months of 2003 compared to the same period last year. This decrease primarily reflected the weakness in certain of our end markets. Our dollar equipment utilization rate in the first six months of 2003 was 52.4% compared to 54.7% in the first six months of 2002. The decrease in the dollar utilization rate in 2003 primarily reflected: (i) weakness in traffic equipment rentals and (ii) a change in fleet mix towards equipment with generally lower dollar utilization rates.

The 0.4% decline in equipment rental revenues principally reflected the net effect of the following:

•	Our revenues at locations open more than one year, or same store rental revenues, increased by approximately 1.7%. This increase reflected an increase in the volume of transactions at these locations, which was more than sufficient to offset the slight decline in rental rates. This volume increase was primarily driven by the transfer to these locations of equipment that had previously been deployed at branches that were closed or consolidated. Although our rental volume increased on an overall basis, the volume of traffic equipment rentals decreased primarily due to reduced state spending for infrastructure projects.

•	We lost revenues due to the closing or sale of branches and added revenues through acquisitions and start-ups. The net effect of these two factors was a loss of revenues that more than offset the increase in same store rental revenues.

2.    Sales of Rental Equipment.    Our revenues from sales of rental equipment were $76.6 million in the first six months of 2003, representing a decrease of 18.3% from $93.8 million in the first six months of 2002. These revenues accounted for 5.8% of our total revenues in the first six months of 2003 compared with 7.0% of our total revenues in the first six months of 2002. The decrease in these revenues in the first six months of 2003 reflected a planned reduction in used equipment sales as part of our plan to increase the average age of our fleet (as described below under “—Liquidity and Capital Resources—Cash Requirements Related to Operations”) and, to a lesser extent, weaker pricing.

3.    Sales of Equipment and Merchandise and Other Revenues.    Our revenues from “sale of equipment and merchandise and other revenues” were $249.3 million in the first six months of 2003 and $252.1 million in the first six months of 2002. These revenues accounted for 18.9% of our total revenues in the first six months of 2003 compared with 18.8% of our total revenues in the first six months of 2002. The decrease in these revenues in 2003 reflected a decrease in new equipment sales which was partially offset by increases in revenues from sales of merchandise and service.

Gross Profit.    Gross profit decreased to $377.1 million in the first six months of 2003 from $432.5 million in the first six months of 2002. This decrease reflected the decrease in total revenues discussed above and the decrease in gross profit margin described below primarily from equipment rental. Information concerning our gross profit margin by source of revenue is set forth below:

1.    Equipment Rentals.    Our gross profit margin from equipment rental revenues was 28.3% in the first six months of 2003 and 33.0% in the first six months of 2002. The decrease in 2003 principally reflected cost increases and the decrease in rental rates and decrease in traffic equipment rentals described above. The cost increases were attributable to several factors including: (i) higher costs for fuel, occupancy, employee benefits, insurance and claims, and repairs and maintenance and (ii) an increase in depreciation expense due to a larger fleet size.

2.    Sales of Rental Equipment.    Our gross profit margin from sales of rental equipment was 33.5% in the first six months of 2003 and 35.0% in the first six months of 2002. The decrease in 2003 primarily reflected continued price weakness in the used equipment market.

3.    Sales of Equipment and Merchandise and Other Revenues.    Our gross profit margin from “sales of equipment and merchandise and other revenues” was 28.1% in the first six months of both 2003 and 2002.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses (“SG&A”) were $208.3 million, or 15.8% of total revenues, during the first six months of 2003 and $205.0 million, or 15.3% of total revenues, during the first six months of 2002. Our bad debt expense, which is included in SG&A, was approximately $2.5 million higher in the first six months of 2003 than in the same period last year.

Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization was $33.8 million, or 2.6% of total revenues, in the first six months of 2003 and $27.7 million, or 2.1% of total revenues, in the first six months of 2002. The increase in 2003 was primarily attributable to an upgrade in transportation equipment and an increase in leasehold improvements in connection with branch upgrades.

Operating Income.    We recorded operating income of $134.9 million in the first six months of 2003 compared with operating income of $199.7 million in the first six months of 2002. The principal reason for the decrease in 2003 was the decline in revenues and gross margins described above.

Interest Expense.    Interest expense was $105.4 million in the first six months of 2003 and $97.5 million in the first six months of 2002. The increase in 2003 principally reflected the additional interest expense attributable to the senior notes we issued in December 2002 and April 2003 partially offset by lower interest rates on our variable rate debt.

Preferred Dividends of a Subsidiary Trust.    Preferred dividends of a subsidiary trust were $7.4 million during the first six months of 2003 and $9.3 million during the first six months of 2002. The decrease in 2003 reflected our repurchase of a portion of our outstanding trust preferred securities during 2002.

Other (Income) Expense.    Other income was $1.6 million in the first six months of 2003 and $3.3 million in the first six months of 2002. The higher other income in 2002 was primarily attributable to a favorable settlement of a lawsuit in 2002.

Income Taxes.    Income taxes were $9.1 million, or an effective rate of 38.25%, in the first six months of 2003 and $37.5 million, or an effective rate of 39%, in the first six months of 2002. The decrease in the effective rate in 2003 was attributable to lower foreign and state taxes.

Income Before Cumulative Effect of Change in Accounting Principle.    We had income before cumulative effect of change in accounting principle of $14.7 million in the first six months of 2003 and $58.7 million in the first six months of 2002. The decrease in 2003 principally reflected the decrease in operating income and the increase in interest expense described above.

Cumulative Effect of Change in Accounting Principle.    During the first quarter of 2002, as described under “—Change in Accounting Treatment for Goodwill and Other Intangible Assets,” we recorded an amount of $288.3 million, net of tax, for impairment of goodwill as part of our transitional impairment test upon the adoption of SFAS No. 142.

Three Months Ended June 30, 2003 and 2002

Revenues.    We had total revenues of $728.1 million in the second quarter of 2003, representing a decrease of 2.2% from total revenues of $744.8 million in the second quarter of 2002. The different components of our revenues are discussed below:

1.    Equipment Rentals.    Our revenues from equipment rentals were $550.4 million in the second quarter of 2003, representing a decrease of 0.2% from $551.6 million in the second quarter of 2002. These revenues accounted for 75.6% of our total revenues in 2003 compared with 74.1% of our total revenues in 2002.

Our rental rates were up 1.5% in the second quarter of 2003 compared to the same period last year. Our dollar equipment utilization rate in the second quarter of 2003 was 58.1% compared to 59.8% in last year’s second quarter. The decrease in the dollar utilization rate in 2003 primarily reflected: (i) a change in fleet mix towards equipment with generally lower dollar utilization rates and (ii) weakness in traffic equipment rentals. These factors were partially offset by the increase in rental rates.

The 0.2% decline in equipment rental revenues principally reflected the net effect of the following:

•	Our revenues at locations open more than one year, or same store rental revenues, increased by approximately 1.8%. This increase reflected the increase in rental rates and an increase in the volume of transactions at these locations. This volume increase was primarily driven by the transfer to these locations of equipment that had previously been deployed at branches that were closed or consolidated under our restructuring plan. Although our rental volume increased on an overall basis, the volume of traffic equipment rentals decreased principally due to reduced state spending for infrastructure projects.

•	We lost revenues due to the closing or sale of branches and added revenues due to the addition of new locations through acquisitions and start-ups. The net effect of these factors was a loss of revenues that offset the increase in same store rental revenues.

2.    Sales of Rental Equipment.    Our revenues from sales of rental equipment were $41.5 million in the second quarter of 2003, representing a decrease of 24.0% from $54.6 million in the second quarter of 2002. These revenues accounted for 5.7% of our total revenues in the second quarter of 2003 compared with 7.3% of our total revenues in the second quarter of 2002. The decrease in these revenues in the second quarter of 2003 reflected a planned reduction in used equipment sales as part of our plan to increase the average age of our fleet (as described below under “—Liquidity and Capital Resources—Cash Requirements Related to Operations”) and, to a lesser extent, weaker pricing.

3.    Sales of Equipment and Merchandise and Other Revenues.    Our revenues from “sale of equipment and merchandise and other revenues” were $136.2 million in the second quarter of 2003 and $138.5 million in the second quarter of 2002. These revenues accounted for 18.7% of our total revenues in the second quarter of 2003 compared with 18.6% of our total revenues in the second quarter of 2002. The decrease in these revenues in 2003 reflected a decrease in new equipment sales which was partially offset by increases in revenues from sales of merchandise and service.

Gross Profit.    Gross profit decreased to $223.1 million in the second quarter of 2003 from $253.3 million in the second quarter of 2002. This decrease reflected the decrease in total revenues discussed above and the decrease in gross profit margin described below primarily from equipment rental. Information concerning our gross profit margin by source of revenue is set forth below:

1.    Equipment Rentals.    Our gross profit margin from equipment rental revenues was 31.1% in the second quarter of 2003 and 35.6% in the second quarter of 2002. The decrease in 2003 principally reflected cost increases and the decrease in traffic equipment rentals described above. The cost increases were attributable to several factors including: (i) higher costs for fuel, occupancy, employee benefits, insurance and claims, and repairs and maintenance and (ii) an increase in depreciation expense due to a larger fleet size.

2.    Sales of Rental Equipment.    Our gross profit margin from sales of rental equipment was 33.3% in the second quarter of 2003 and 34.4% in the second quarter of 2002. The decrease in 2003 primarily reflected continued price weakness in the used equipment market.

3.    Sales of Equipment and Merchandise and Other Revenues.    Our gross profit margin from “sales of equipment and merchandise and other revenues” was 28.2% in the second quarter of 2003 and 27.6% in the second quarter of 2002. The increase in 2003 reflected higher margins on new equipment sales.

Selling, General and Administrative Expenses.    SG&A was $111.6 million, or 15.3% of total revenues, during the second quarter of 2003 and $106.5 million, or 14.3% of total revenues, during the second quarter of 2002. Our bad debt expense, which is included in SG&A, was approximately $3.5 million higher in the second quarter of 2003 than in the same period last year.

Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization was $16.9 million, or 2.3% of total revenues, in the second quarter of 2003 and $13.9 million, or 1.9% of total revenues, in the second quarter of 2002. The increase in 2003 was primarily attributable to an upgrade in transportation equipment and an increase in leasehold improvements in connection with branch upgrades.

Operating Income.    We recorded operating income of $94.6 million in the second quarter of 2003 compared with operating income of $132.9 million in the second quarter of 2002. The principal reason for the decrease in 2003 was the decline in revenues and gross margins described above.

Interest Expense.    Interest expense was $54.4 million in the second quarter of 2003 and $47.5 million in the second quarter of 2002. The increase in 2003 principally reflected the additional interest expense attributable to the senior notes that we issued in December 2002 and April 2003 partially offset by a lower average debt balance and lower interest rates on our variable rate debt.

Preferred Dividends of a Subsidiary Trust.    Preferred dividends of a subsidiary trust were $3.7 million during the second quarter of 2003 and $4.6 million during the second quarter of 2002. The decrease in 2003 reflected our repurchase of a portion of our outstanding trust preferred securities during 2002.

Other (Income) Expense.    Other income was $1.5 million in the second quarter of 2003 and $3.0 million in the second quarter of 2002. The higher other income in 2002 was primarily attributable to a favorable settlement of a lawsuit in 2002.

Income Taxes.    Income taxes were $14.7 million, or an effective rate of 38.5%, in the second quarter of 2003 and $32.7 million, or an effective rate of 39.0%, in the second quarter of 2002. The decrease in the effective rate in 2003 was attributable to lower foreign and state taxes.

Net Income.    We had net income of $23.4 million in the second quarter of 2003 and $51.1 million in the second quarter of 2002. The decrease in 2003 principally reflected the decrease in operating income and the increase in interest expense described above.

Liquidity and Capital Resources

Recent Financing Transactions

On April 9, 2003, URI issued an additional $200 million aggregate principal amount of its 10 3/4% Senior Notes which are due April 15, 2008. The gross proceeds from the sale of these notes were $207 million and the net proceeds were approximately $202 million (after deducting the initial purchasers’ discount and estimated offering expenses). These notes are unsecured and were issued by United Rentals (North America), Inc. (“URI”), a wholly owned subsidiary of United Rentals, Inc. (“Holdings”) and are guaranteed by Holdings and, subject to limited exceptions, our domestic subsidiaries. We used substantially all of the net proceeds from these notes to pay down our outstanding borrowings under our receivables securitization facility. The repayment of the outstanding borrowings under the accounts receivables securitization facility from the proceeds of the notes offering gave us additional flexibility to borrow in the future to fund general corporate purposes or growth opportunities. These may include fleet expansion when non-residential construction eventually rebounds, acquisitions or the repurchase of outstanding securities of our company. The principal purpose of the April notes offering was to obtain additional borrowing flexibility and to lengthen the maturity of our debt. For additional information concerning this transaction, see Note 6 to the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Report.

On June 17, 2003, we obtained a new accounts receivable securitization facility under which one of our subsidiaries can borrow up to $250 million against a collateral pool of accounts receivable. Upon obtaining this facility, we terminated our existing accounts receivable securitization facility. The borrowings under the new facility and the receivables in the collateral pool are included in the liabilities and assets, respectively, reflected on our consolidated balance sheet. However, such assets are only available to satisfy the obligations of the borrower subsidiary. As of June 30, 2003, (i) the outstanding borrowings under the facility were approximately $13.0 million and (ii) the aggregate face amount of the receivables in the collateral pool was approximately $360.2 million. The agreement governing this facility is scheduled to expire on September 30, 2006. For additional information concerning this facility, see Note 6 to the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Report.

Sources and Uses of Cash

During the first six months of 2003, we (i) generated cash from operations of $180.1 million, (ii) generated cash from the sale of rental equipment of $76.6 million and (iii) obtained cash from borrowings, net of repayments, of approximately $57.3 million. We used cash during this period principally to (i) pay consideration for acquisitions of $4.5 million, (ii) purchase rental equipment of $265.7 million, (iii) purchase other property and equipment of $24.0 million, (iv) pay deposits on rental equipment purchases of $12.4 million and (v) pay financing costs of $7.5 million.

Cash Requirements Related to Operations

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our revolving credit facility and receivables securitization facility. As of August 7, 2003, we had $439.7 million of borrowing capacity available under our $650 million revolving credit facility (reflecting outstanding loans of approximately $50.3 million and outstanding letters of credit in the amount of approximately $160.0 million). We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

We expect that our principal needs for cash relating to our existing operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service, and (v) costs relating to our restructuring plans. We plan to fund such cash requirements relating to our existing operations from our existing sources of cash described above. In addition, we may seek additional financing through the securitization of some of our equipment. For information on the scheduled principal payments coming due on our outstanding debt and on the payments coming due under our existing operating leases, see “—Certain Information Concerning Contractual Obligations” below.

The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We estimate that our capital expenditures for the year 2003 will be approximately $350 million for our existing operations. Of this amount, $289.7 million had been expended through June 30, 2003 (comprised of $265.7 million to replace rental equipment sold and $24.0 million to purchase non-rental equipment). We expect that we will fund such expenditures from proceeds from the sale of used equipment, cash generated from operations and, if required, borrowings available under our revolving credit facility.

We plan to increase the weighted average age of our fleet, which is 37 months, to approximately 42 months by the end of 2003. Over the longer term we may further increase the average age of our fleet to about 45 months. This plan reflects our belief that the optimum age of our fleet is somewhat higher than where it is today. In estimating the optimum age of our fleet, we have taken into account a number of factors, including our current estimates regarding the relationship between age and reliability and maintenance costs and the capital expenditures required to maintain the fleet at a particular age. We will continue to evaluate these factors and, if our estimates prove inaccurate, may modify our plan.

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

Certain Information Concerning Contractual Obligations

The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations:

	Remainder of 2003	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Debt excluding capital leases(1)	$1,735	$6,904	$221	$173,063	$531,564	$1,263,440	$564,047	$2,540,974
Capital leases(1)	9,410	20,097	7,485	6,299	1,746			45,037
Operating leases(1):
Real estate	34,637	64,953	57,137	52,028	47,363	37,717	90,387	384,222
Rental equipment	53,540	88,771	82,843	277,561	48,001			550,716
Other equipment	10,480	15,847	5,239	2,063	1,072	357		35,058
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust							226,550	226,550
Purchase obligations
Other long-term obligations

Total	$109,802	$196,572	$152,925	$511,014	$629,746	$1,301,514	$880,984	$3,782,557

(1)	The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases plus the maximum potential guarantee amounts discussed below under “—Certain Information Concerning Off-Balance Sheet Arrangements—Operating Leases.”

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

Operating Leases.    We lease real estate, rental equipment and non-rental equipment under operating leases as a regular business activity. As part of many of our equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. The use of these guarantees helps to lower our monthly operating lease payments. We do not know at this time the extent to which the actual residual values may be less than the guaranteed residual values and, accordingly, cannot quantify the amount that we will be required to pay, if any, under these guarantees. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $268.8 million. Under the accounting standards that were applicable prior to July 1, 2003, this potential liability was not reflected on our balance sheet as of June 30, 2003 or any prior date. As described under “—Change in Accounting Treatment for Certain Operating Leases,” effective July 1, 2003, the liabilities associated with certain of our operating leases (including any potential liabilities associated with the guarantee of residual value) are required to be recorded as a liability on our balance sheet. For additional information concerning lease payment obligations under our operating leases, see “—Certain Information Concerning Contractual Obligations” above.

Relationship Between Holdings and URI

United Rentals, Inc. (“Holdings”) is principally a holding company and primarily conducts its operations through its wholly owned subsidiary United Rentals (North America), Inc. (“URI”) and subsidiaries of URI. Holdings provides certain services to URI in connection with its operations. These services principally include: (i) senior management services, (ii) finance and tax related services and support, (iii) information technology systems and support, (iv) acquisition related services, (v) legal services, and (vi) human resource support. In addition, Holdings leases certain equipment and real property that are made available for use by URI and its subsidiaries. URI has made, and expects to continue to make, certain payments to Holdings in respect of the services provided by Holdings to URI. The expenses relating to URI’s payments to Holdings are reflected on URI’s financial statements as selling, general and administrative expenses. In addition, although not legally obligated to do so, URI has in the past made, and expects that it will in the future make, distributions to Holdings to, among other things, enable Holdings to pay dividends on the 6 1/2% Convertible Quarterly Income Preferred Securities (“Trust Preferred Securities”) that were issued by a subsidiary trust of Holdings.

The Trust Preferred Securities are the obligation of a subsidiary trust of Holdings and are not the obligation of URI. As a result, the dividends payable on these securities are reflected as an expense on the consolidated financial statements of Holdings, but are not reflected as an expense on the consolidated financial statements of URI. This is the principal reason why the net income reported on the consolidated financial statements of URI is more than the net income reported on the consolidated financial statements of Holdings.

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

Impact of Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This standard rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This standard also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This standard amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency related to the required accounting for sale-leaseback transactions and certain lease modifications. This standard also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted this standard on January 1, 2003, and reclassified a pre-tax extraordinary loss of approximately $18.1 million recognized during the second quarter of 2001 to operating income. The adoption of the remaining provisions of SFAS No. 145 did not have a material effect on our consolidated financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”). FIN 46 requires a VIE to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For entities created prior to February 1, 2003, these requirements apply in the first interim period beginning after June 15, 2003. For information on the impact of FIN 46 on the way we account for certain operating leases, see “—Change in Accounting Treatment for Certain Operating Leases.”

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This standard amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The provisions of this standard that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this standard regarding the provisions effective after June 30, 2003 is not expected to have a material effect on our statements of financial position or operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard requires financial instruments falling within the scope of this standard be classified as liabilities. This standard is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective with the first interim period beginning after June 15, 2003. Upon adoption of this standard, we will classify our company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust as a liability.

Factors that May Influence Future Results and Accuracy of Forward-Looking Statements

Sensitivity to Changes in Construction and Industrial Activities

Our general rental equipment is principally used in connection with construction and industrial activities and our traffic control equipment is principally used in connection with the construction or repair of roads and bridges and similar infrastructure projects. Weakness in our end markets, such as a decline in construction or industrial activity or a reduction in infrastructure projects, may lead to a decrease in the demand for our equipment or the prices that we can charge. Any such decrease could adversely affect our operating results by decreasing revenues and gross profit margins. For example, there have been significant declines in non-residential construction activity in 2002 and 2003 and reductions in government spending on infrastructure projects in several key states. This weakness in our end markets adversely affected our results in 2002 and the first six months of 2003 as described above and in our Annual Report on Form 10-K for 2002.

We have identified below certain factors that may cause further weakness in our end markets, either temporarily or long-term:

•	continuation of weakness in the economy or the onset of a new recession;

•	further reductions in government spending for roads, bridges and other infrastructure projects;

•	an increase in interest rates;

•	adverse weather conditions which may temporarily affect a particular region; or

•	terrorism or hostilities involving the United States.

Fluctuations of Operating Results

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors. These factors include:

•	seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

•	completion of acquisitions;

•	changes in the amount of revenue relating to renting traffic control equipment, since revenues from this equipment category tend to be more seasonal than the rest of our business;

•	changes in the size of our rental fleet or in the rate at which we sell our used equipment;

•	changes in government spending for infrastructure projects;

•	changes in demand for our equipment or the prices therefor due to changes in economic conditions, competition or other factors;

•	changes in the interest rates applicable to our floating rate debt;

•	increases in costs;

•	if we determine that a potential acquisition will not be consummated, the need to charge against earnings any expenditures relating to such transaction (such as financing commitment fees, merger and acquisition advisory fees and professional fees) previously capitalized;

•	the possible need, from time to time, to take goodwill write-offs as described below or other write-offs or special charges due to a variety of occurrences such as the adoption of new accounting standards, store consolidations or closings or the refinancing of existing indebtedness.

Substantial Goodwill

At June 30, 2003, we had on our balance sheet net goodwill in the amount of $1,727.9 million, which represented approximately 36% of our total assets at such date. This goodwill is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair value of the net assets of those businesses. We are required to test our goodwill for impairment at least annually. In general, this means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill as an expense. Any write-off would reduce our total assets and shareholders’ equity and be a charge against income.

We test for goodwill impairment on a branch-by-branch basis rather than on an aggregate basis. This means that a goodwill write-off is required even if only one or a limited number of our branches has impairment as of the annual date of testing or at any other date when an indicator of impairment may exist and even if there is no impairment for all our branches on an aggregate basis. Factors that may cause future impairment at a particular branch, in addition to macro economic factors that affect all our branches, include changes in local demand and local competitive conditions. The fact that we test for impairment on a branch-by-branch basis increases the likelihood that we will be required to take additional non-cash goodwill write-offs in the future, although we cannot quantify at this time the magnitude of any future write-off.

Substantial Indebtedness

At June 30, 2003, our total indebtedness was approximately $2,586.0 million. Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

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

A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At June 30, 2003, taking into account our interest rate swap agreements, we had $943.1 million of variable rate indebtedness.

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

Liability and Insurance

We are exposed to various possible claims relating to our business. These possible claims include those relating to (1) personal injury or death caused by equipment rented or sold by us, (2) motor vehicle accidents involving our delivery and service personnel and (3) employment related claims. We carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully protect us for a number of reasons, including:

•	our coverage is subject to deductibles of $2 million for general liability, $1 million for workers’ compensation and $3 million for automobile liability and limited to a maximum of $100 million per occurrence;

•	we do not maintain coverage for environmental liability (other than legally required fuel storage tank coverage), since we believe that the cost for such coverage is high relative to the benefit that it provides; and

•	certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by our insurance.

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

Labor Matters

We have approximately 1,400 employees that are represented by unions and covered by collective bargaining agreements. If we should experience a prolonged labor dispute involving a significant number of our employees, our ability to serve our customers could be adversely affected. Furthermore, our labor costs could increase as a result of the settlement of actual or threatened labor disputes.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We periodically utilize interest rate swap agreements to manage and mitigate our exposure to changes in interest rates. At June 30, 2003, we had interest rate protection in the form of swap agreements with an aggregate notional amount of $981.5 million. The effect of some of these agreements is to limit our interest rate exposure to 9.5% on $200.0 million of our term loan through 2003 and 4.6% on $171.5 million of our term loan through 2003. The effect of the remainder of these agreements is to convert $610.0 million of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consist of; (i) $300.0 million of our 9 1/4% subordinated notes through 2009, (ii) $210.0 million of our December 2002 issued 10 3/4% senior notes through 2008 and (iii) $100.0 million of our April 2003 issued 10 3/4% senior notes through 2008.

We have the following indebtedness that bears interest at variable rates: (i) all borrowings under our $650 million revolving credit facility ($52.6 million outstanding as of June 30, 2003), (ii) our term loan ($639.0 million remaining outstanding as of June 30, 2003), and (iii) all borrowings under our $250 million accounts receivable securitization facility ($13.0 million outstanding as of June 30, 2003). The weighted average interest rates applicable to our variable rate debt on June 30, 2003 were (i) 5.8% for the revolving credit facility (this is the Canadian rate since the amount outstanding was Canadian borrowings), (ii) 4.7% for the term loan, and (iii) 2.0% for the receivables securitization facility. Based upon the amount of variable rate debt outstanding, taking into account our interest rate swap agreements, as of June 30, 2003 (approximately $943.1 million in the aggregate), our annual earnings would decrease by approximately $5.8 million for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our revolving credit facility and receivables securitization facility from time to time. For additional information concerning the terms of our variable rate debt, see Note 9 to our notes to consolidated financial statements included in our 2002 Annual Report on Form 10-K.

Market risk relating to changes in foreign currency exchanges rates was reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2002. There has been no material change in this market risk since the end of the fiscal year 2002.

Item 4.    Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934) as of June 30, 2003. This evaluation took place as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2003, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Our Company’s Annual Meeting of Stockholders was held on May 28, 2003. The holders of 67,594,353 common shares, 300,000 Series C Perpetual Convertible Preferred Shares (“Series C Preferred”) and 105,252 Class D-1 Perpetual Convertible Preferred Shares (“Class D-1 Preferred”) were present either in person or by proxy. The following three matters were voted on and approved at such meeting.

1.	The election of two members to the Board of Directors by the holders of our common stock and Class D-1 Preferred (where each share of Class D-1 Preferred is entitled to 33 1/3 votes).

	FOR	WITHHELD
Ronald M. DeFeo	68,420,121	2,682,632
Gerald Tsai, Jr.	68,420,025	2,682,728

2.	The election of two members to the Board of Directors by the holders of the Series C Preferred.

	FOR	WITHHELD
Leon D. Black	300,000
Michael S. Gross	300,000

3.	The ratification of the appointment of Ernst & Young LLP as our Company’s independent auditors for the fiscal year ending December 31, 2003 by the holders of our common stock, Class D-1 Preferred (where each share of Class D-1 Preferred is entitled to 33 1/3 votes) and Series C Preferred (were each share of Series C Preferred is entitled to 40 votes).

FOR	AGAINST	ABSTAIN
81,155,314	1,931,091	16,348

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit Number	Description of Exhibit

3(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.1 of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3(b)	Certificate of Amendment to the United Rentals, Inc. Certificate of Incorporation dated September 29, 1998 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151).

3(c)	By-laws of United Rentals, Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.2 of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3(d)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001).

3(e)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(g) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001).

3(f)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed October 5, 2001).

3(g)	Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 to the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001).

3(h)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3(i)	By-laws of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4(a)	Registration Rights Agreement dated as of April 9, 2003, among United Rentals (North America), Inc., the Guarantors named therein, and the initial purchasers named therein (incorporated by reference to Exhibit 4(a) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10(a)	Purchase Agreement dated April 4, 2003, relating to the initial sale by United Rentals (North America), Inc., of $200 million aggregate principal amount of 10¾% Senior Notes due 2008 (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10(b)	Letter Agreement with Bradley S. Jacobs, dated as of April 21, 2003 (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).**

10(c)	Letter Agreement with John N. Milne, dated as of April 21, 2003 (incorporated by reference to Exhibit 10(d) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).**

10(d)	Letter Agreement with Wayland R. Hicks, dated as of April 21, 2003 (incorporated by reference to Exhibit 10(e) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).**

Exhibit Number	Description of Exhibit

10(e)	Severance Agreement with Michael J. Nolan, dated as of April 29, 2003 (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).**

10(f)*	Purchase and Contribution Agreement dated June 17, 2003 by and between United Rentals Receivables LLC I and United Rentals Receivables LLC II.

10(g)*	Parent Undertaking Agreement dated June 17, 2003 between United Rentals, Inc. and Deutsche Bank Securities, Inc. as agent.

10(h)*	Receivables Purchase Agreement dated June 17, 2003 by and among United Rentals Receivables LLC II, United Rentals, Inc., as collection agent, various financial institutions and Deutsche Bank Securities, Inc., as agent.

10(i)*	Purchase and Contribution Agreement dated June 17, 2003 by and between United Rentals (North America), Inc., United Rentals Northwest, Inc., United Rentals Southeast, L.P., United Equipment Rentals Gulf, L.P. and United Rentals Receivables LLC I.

31(a)*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31(b)*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32(a)*	Certification by Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32(b)*	Certification by Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Filed herewith
**	This document is a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

1.	Form 8-K filed on April 8, 2003; Item 5 was reported.

2.	Form 8-K filed on April 24, 2003; Items 9 and 12 were reported.

3.	Form 8-K filed on July 24, 2003; Items 9 and 12 were reported.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UNITED RENTALS, INC.
Dated: August 14, 2003
	By:	/s/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer (Principal Financial Officer)

UNITED RENTALS, INC.
Dated: August 14, 2003
	By:	/s/ JOSEPH B. SHERK
Joseph B. Sherk Vice President, Corporate Controller (Principal Accounting Officer)

UNITED RENTALS (NORTH AMERICA), INC.
Dated: August 14, 2003
	By:	/s/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer (Principal Financial Officer)

UNITED RENTALS (NORTH AMERICA), INC.
Dated: August 14, 2003
	By:	/s/ JOSEPH B. SHERK
Joseph B. Sherk Vice President, Corporate Controller (Principal Accounting Officer)