Form 10-Q
period 2003-09-30
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2003-11-14
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

☒  Yes  ☐  No

As of November 7, 2003, there were 77,048,209 shares of the United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

Certain statements contained in this Report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “intend,” “target” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of these factors are discussed in Item 2 of Part I of this Report under the caption “—Factors that May Influence Future Results and Accuracy of Forward-Looking Statements.” We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

We make available on our internet website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports as soon as practicable after we electronically file such reports with the SEC. Our website address is www.unitedrentals.com. The information contained in our website is not incorporated by reference in this Report.

UNITED RENTALS

United Rentals is the largest equipment rental company in the world. We offer for rent over 600 types of equipment—everything from heavy machines to hand tools—through our network of more than 750 rental locations in the United States, Canada and Mexico. We currently serve approximately 1.8 million customers, including construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others.

Our fleet of rental equipment, the largest in the world, includes over 500,000 units having a total original purchase price of approximately $3.6 billion. The fleet includes:

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

Industry Background

Based on industry sources, we estimate that the U.S. equipment rental industry has grown from approximately $6.5 billion in annual rental revenues in 1990 to about $24 billion in 2002. This represents a compound annual growth rate of approximately 11.5%, although in the past two years industry rental revenues decreased by about $2 billion. The recent downturn in industry revenues is a reflection of the significant slowdown in private non-residential construction activity. This activity declined 13.3% in 2002 from 2001 and 6.2% in the first nine months of 2003 from the same period in the prior year according to Department of Commerce data. Our industry is particularly sensitive to changes in non-residential construction activity because to date the principal end market for rental equipment has been non-residential construction. When non-residential construction activity eventually rebounds, we would expect to see our industry resume its long-term growth trend.

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

Operating Efficiencies.    We benefit from the following operating efficiencies:

Equipment Sharing Among Branches.    We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Each branch within a cluster can access all available equipment in the cluster area. This increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. In the third quarter of 2003, the sharing of equipment among branches accounted for approximately 12.9%, or $81 million, of our total rental revenue.

Ability to Transfer Equipment Among Branches.    The size of our branch network gives us the ability to take advantage of strength at a particular branch or in a particular region by permanently transferring underutilized equipment from weaker to stronger areas.

Consolidation of Common Functions.    We reduce costs through the consolidation of functions that are common to our more than 750 branches, such as payroll, accounts payable, benefits and risk management, information technology and credit and collection, into 17 credit offices, two service centers and other centralized facilities.

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

Geographic and Customer Diversity.    We have more than 750 branches in 47 states, seven Canadian provinces and Mexico and serve customers that range from Fortune 500 companies to small companies and homeowners. We currently serve more than 1.8 million customers and our top ten customers account for less than 3% of our revenues. We believe that our geographic and customer diversity provide us with many advantages including: (1) enabling us to better serve National Account customers with multiple locations, (2) helping us achieve favorable resale prices by allowing us to access used equipment resale markets across the country, (3) reducing our dependence on any particular customer and (4) reducing the impact that fluctuations in regional economic conditions have on our overall financial performance.

National Account Program.    Our National Account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. We currently serve more than 1,700 National Account customers.

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

UNITED RENTALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$76,348	$19,231
Accounts receivable, net of allowance for doubtful accounts of $48,404 in 2003 and $48,542 in 2002	535,376	466,196
Inventory	111,415	91,798
Prepaid expenses and other assets	150,707	131,293
Rental equipment, net	1,894,682	1,845,675
Property and equipment, net	409,992	425,352
Goodwill, net	1,728,633	1,705,191
Other intangible assets, net	3,707	5,821

	$4,910,860	$4,690,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$212,103	$207,038
Debt	2,555,931	2,512,798
Deferred taxes	265,137	225,587
Accrued expenses and other liabilities	226,575	187,079

Total liabilities	3,259,746	3,132,502
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust	221,550	226,550
Stockholders’ equity:
Preferred stock—$.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$300,000 liquidation preference, 300,000 shares issued and outstanding	3	3
Series D perpetual convertible preferred stock—$150,000 liquidation preference, 150,000 shares issued and outstanding	2	2
Common stock—$.01 par value, 500,000,000 shares authorized, 76,969,701 shares issued and outstanding in 2003 and 76,657,521 in 2002	769	765
Additional paid-in capital	1,328,891	1,341,290
Deferred compensation	(28,159)	(52,988)
Retained earnings	115,833	69,281
Accumulated other comprehensive income (loss)	12,225	(26,848)

Total stockholders’ equity	1,429,564	1,331,505

	$4,910,860	$4,690,557

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2003	2002	2003	2002
	(In thousands, except per share data)
Revenues:
Equipment rentals	$1,619,783	$1,613,365	$625,748	$615,484
Sales of rental equipment	120,977	133,184	44,391	39,411
Sales of equipment and merchandise and other revenues	384,281	380,278	134,995	128,208

Total revenues	2,125,041	2,126,827	805,134	783,103
Cost of revenues:
Cost of equipment rentals, excluding depreciation	880,435	843,160	330,978	332,772
Depreciation of rental equipment	248,888	242,816	85,722	84,206
Cost of rental equipment sales	79,665	87,287	28,717	26,303
Cost of equipment and merchandise sales and other operating costs	280,439	275,347	101,158	94,075

Total cost of revenues	1,489,427	1,448,610	546,575	537,356

Gross profit	635,614	678,217	258,559	245,747
Selling, general and administrative expenses	335,814	315,939	127,490	110,919
Non-rental depreciation and amortization	51,510	42,703	17,663	14,965

Operating income	248,290	319,575	113,406	119,863
Interest expense	158,796	146,206	53,420	48,691
Preferred dividends of a subsidiary trust	10,989	13,904	3,627	4,605
Other (income) expense, net	(1,831)	(3,549)	(223)	(221)

Income before provision for income taxes and cumulative effect of change in accounting principle	80,336	163,014	56,582	66,788
Provision for income taxes	33,784	63,549	24,698	26,021

Income before cumulative effect of change in accounting principle	46,552	99,465	31,884	40,767
Cumulative effect of change in accounting principle, net of tax benefit of $60,529		(288,339)

Net income (loss)	$46,552	$(188,874)	$31,884	$40,767

Earnings (loss) per share—basic:
Income available to common stockholders before cumulative effect of change in accounting principle	$0.62	$1.39	$0.43	$0.53
Cumulative effect of change in accounting principle, net		(3.82)

Income (loss) available to common stockholders	$0.62	$(2.43)	$0.43	$0.53

Earnings (loss) per share—diluted:
Income available to common stockholders before cumulative effect of change in accounting principle	$0.50	$1.07	$0.34	$0.43
Cumulative effect of change in accounting principle, net		(2.96)

Income (loss) available to common stockholders	$0.50	$(1.89)	$0.34	$0.43

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)
			Number of Shares	Amount
	(In thousands)
Balance, December 31, 2002	$3	$2	76,657	$765	$1,341,290	$(52,988)	$69,281		$(26,848)
Comprehensive income:
Net income							46,552	$46,552
Other comprehensive income:
Foreign currency translation adjustments								34,448	34,448
Derivatives qualifying as hedges, net of tax								4,625	4,625

Comprehensive income								$85,625

Exercise of warrants and common stock options			18		254
Issuance of common stock under compensation plans, net of forfeitures			295	4	(431)	927
Amortization of deferred compensation						23,902
Liquidation preference in excess of amounts paid for Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary					896
Tax effect of liquidation preference in excess of amounts paid for Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary previously repurchased					(13,118)

Balance, September 30, 2003	$3	$2	76,970	$769	$1,328,891	$(28,159)	$115,833		$12,225

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2003	2002
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$46,552	$(188,874)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	300,398	285,519
Gain on sales of rental equipment	(41,312)	(45,897)
Deferred taxes	25,920	54,462
Amortization of deferred compensation	23,902	8,484
Cumulative effect of change in accounting principle		288,339
Changes in operating assets and liabilities:
Accounts receivable	(69,180)	(89,940)
Inventory	(7,659)	99
Prepaid expenses and other assets	(5,515)	(2,901)
Accounts payable	5,065	64,705
Accrued expenses and other liabilities	48,298	(16,949)

Net cash provided by operating activities	326,469	357,047

Cash Flows From Investing Activities:
Purchases of rental equipment	(320,578)	(461,699)
Purchases of property and equipment	(26,501)	(32,604)
Proceeds from sales of rental equipment	120,977	133,184
Deposits on rental equipment purchases	(10,929)	(8,018)
Buy-outs of operating leases	(56,529)
Purchases of other companies	(5,001)	(163,260)

Net cash used in investing activities	(298,561)	(532,397)

Cash Flows From Financing Activities:
Proceeds from debt	247,191	304,151
Payments of debt	(215,175)	(160,589)
Payments of financing costs	(10,763)	(3,052)
Proceeds from the exercise of common stock options	237	63,755
Shares repurchased and retired		(26,726)
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust repurchased and retired	(3,575)	(11,480)

Net cash provided by financing activities	17,915	166,059
Effect of foreign exchange rates	11,294	5,891

Net increase (decrease) in cash and cash equivalents	57,117	(3,400)
Cash and cash equivalents at beginning of period	19,231	27,326

Cash and cash equivalents at end of period	$76,348	$23,926

Supplemental disclosure of cash flow information:
Cash paid for interest	$145,118	$150,294
Cash paid for income taxes, net of refunds	$(342)	$2,710

Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$3,314	$173,079
Liabilities assumed	(50)	(11,418)

	3,264	161,661
Due to seller and other payments	1,737	1,599

Net cash paid	$5,001	$163,260

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$76,348	$19,231
Accounts receivable, net of allowance for doubtful accounts of $48,404 in 2003 and $48,542 in 2002	535,376	466,196
Inventory	111,415	91,798
Prepaid expenses and other assets	142,471	122,807
Rental equipment, net	1,894,682	1,845,675
Property and equipment, net	386,116	399,587
Goodwill, net	1,728,633	1,705,191
Other intangible assets, net	3,707	5,821

	$4,878,748	$4,656,306

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable	$212,103	$207,038
Debt	2,555,931	2,512,798
Deferred taxes	265,137	225,587
Accrued expenses and other liabilities	262,539	209,728

Total liabilities	3,295,710	3,155,151
Commitments and contingencies
Stockholder’s equity:
Common stock—$.01 par value, 3,000 shares authorized, 1,000 shares issued and outstanding
Additional paid-in capital	1,582,070	1,581,833
Accumulated deficit	(11,257)	(53,830)
Accumulated other comprehensive income (loss)	12,225	(26,848)

Total stockholder’s equity	1,583,038	1,501,155

	$4,878,748	$4,656,306

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2003	2002	2003	2002
	(In thousands)
Revenues:
Equipment rentals	$1,619,783	$1,613,365	$625,748	$615,484
Sales of rental equipment	120,977	133,184	44,391	39,411
Sales of equipment and merchandise and other revenues	384,281	380,278	134,995	128,208

Total revenues	2,125,041	2,126,827	805,134	783,103

Cost of revenues:
Cost of equipment rentals, excluding depreciation	880,435	843,160	330,978	332,772
Depreciation of rental equipment	248,888	242,816	85,722	84,206
Cost of rental equipment sales	79,665	87,287	28,717	26,303
Cost of equipment and merchandise sales and other operating costs	280,439	275,347	101,158	94,075

Total cost of revenues	1,489,427	1,448,610	546,575	537,356

Gross profit	635,614	678,217	258,559	245,747
Selling, general and administrative expenses	335,814	315,939	127,490	110,919
Non-rental depreciation and amortization	44,772	36,076	15,443	12,667

Operating income	255,028	326,202	115,626	122,161
Interest expense	158,796	146,206	53,420	48,691
Other (income) expense, net	(1,831)	(3,549)	(223)	(221)

Income before provision for income taxes and cumulative effect of change in accounting principle	98,063	183,545	62,429	73,691
Provision for income taxes	40,926	71,556	27,250	28,713

Income before cumulative effect of change in accounting principle	57,137	111,989	35,179	44,978
Cumulative effect of change in accounting principle, net of tax benefit of $60,529		(288,339)

Net income (loss)	$57,137	$(176,350)	$35,179	$44,978

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount
	(In thousands, except share data)
Balance, December 31, 2002	1,000		$1,581,833	$(53,830)		$(26,848)
Comprehensive income:
Net income				57,137	$57,137
Other comprehensive income:
Foreign currency translation adjustments					34,448	34,448
Derivatives qualifying as hedges, net of tax					4,625	4,625

Comprehensive income					$96,210

Contributed capital from parent			237
Dividend distributions to parent				(14,564)

Balance, September 30, 2003	1,000		$1,582,070	$(11,257)		$12,225

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2003	2002
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$57,137	$(176,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	293,660	278,892
Gain on sales of rental equipment	(41,312)	(45,897)
Deferred taxes	25,920	54,462
Cumulative effect of change in accounting principle		288,339
Changes in operating assets and liabilities:
Accounts receivable	(69,180)	(89,940)
Inventory	(7,659)	99
Prepaid expenses and other assets	(599)	(879)
Accounts payable	5,065	64,705
Accrued expenses and other liabilities	74,743	(6,408)

Net cash provided by operating activities	337,775	367,023

Cash Flows From Investing Activities:
Purchases of rental equipment	(320,578)	(461,699)
Purchases of property and equipment	(26,818)	(28,676)
Proceeds from sales of rental equipment	120,977	133,184
Deposits on rental equipment purchases	(10,929)	(8,018)
Buy-outs of operating leases	(56,529)
Purchases of other companies	(5,001)	(163,260)

Net cash used in investing activities	(298,878)	(528,469)

Cash Flows From Financing Activities:
Proceeds from debt	247,191	304,151
Payments of debt	(215,175)	(160,589)
Payments of financing costs	(10,763)	(3,052)
Capital contributions by parent	237	63,755
Dividend distributions to parent	(14,564)	(52,110)

Net cash provided by financing activities	6,926	152,155
Effect of foreign exchange rates	11,294	5,891

Net increase (decrease) in cash and cash equivalents	57,117	(3,400)
Cash and cash equivalents at beginning of period	19,231	27,326

Cash and cash equivalents at end of period	$76,348	$23,926

Supplemental disclosure of cash flow information:
Cash paid for interest	$134,075	$136,390
Cash paid for income taxes, net of refunds	$(342)	$2,710
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$3,314	$173,079
Liabilities assumed	(50)	(11,418)

	3,264	161,661
Due to seller and other payments	1,737	1,599

Net cash paid	$5,001	$163,260

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

The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the nine and three month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Consolidated Financial Statements included herein should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”). FIN 46 requires a VIE to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to VIEs created

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after January 31, 2003. For entities created prior to February 1, 2003, the effective date of these requirements, which originally was July 1, 2003, has been deferred so as not to apply until the first period ending after December 15, 2003. The adoption of the provisions of this interpretation related to entities created after January 31, 2003 did not have a material effect on the Company’s statements of financial position or results of operations. The Company believes the adoption of the remaining provisions of this interpretation will not have a material effect on its statements of financial position or results of operations due to the modifications that were made to certain of the Company’s operating leases which were deemed to have been with VIEs.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This standard amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The provisions of this standard that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this standard did not have a material effect on the Company’s statements of financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard requires that financial instruments falling within the scope of this standard be classified as liabilities. This standard is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective with the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material effect on the Company’s statements of financial position or results of operations.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. At September 30, 2003, the Company had six stock-based compensation plans. Since stock options are granted by the Company with exercise prices at or greater than the fair value of the shares at the date of grant, no compensation expense is recognized. Restricted stock awards granted by the Company are recognized as deferred compensation. The Company recognizes compensation expense related to these restricted stock awards over their vesting periods or earlier upon acceleration of vesting. During 2003, the Company recognized increased amortization for the accelerated vesting of approximately 865,000 shares of restricted stock. The following table provides additional information related to the Company’s stock-based compensation arrangements for the nine and three months ended September 30, 2003 and 2002 had the Company used the fair value method of accounting for stock-based employee compensation under SFAS No. 123 (in thousands, except per share data):

	Nine Months Ended September 30		Three Months Ended September 30
	2003	2002	2003	2002
Net income (loss), as reported	$46,552	$(188,874)	$31,884	$40,767
Plus: Stock-based compensation expense included in reported net income (loss), net of tax	17,486	5,175	11,710	1,805
Less: Stock-based compensation expense determined using the fair value method, net of tax	(19,372)	(8,733)	(12,322)	(2,991)

Pro forma net income (loss)	$44,666	$(192,432)	$31,272	$39,581

Basic loss per share:
As reported	$0.62	$(2.43)	$0.43	$0.53
Pro forma	$0.59	$(2.48)	$0.42	$0.52

Diluted loss per share:
As reported	$0.50	$(1.89)	$0.34	$0.43
Pro forma	$0.48	$(1.92)	$0.33	$0.41

Tax Effect Related to Repurchases of Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust

The Company repurchased 1,469,000 shares of a subsidiary trust’s 6 1/2% Convertible Quarterly Income Preferred Securities during 2002 for aggregate consideration of approximately $38.1 million. The liquidation preference in excess of amounts paid of approximately $35.3 million was recorded in the Company’s consolidated statement of stockholders’ equity. In the third quarter of 2003, based upon a review of applicable federal income tax regulations, the Company recorded additional deferred taxes of approximately $13.1 million related to the discount. The result of the foregoing was to increase deferred taxes on the Company’s consolidated balance sheet by $13.1 million and reduce stockholders’ equity by a corresponding amount.

2.    Acquisitions

During the nine months ended September 30, 2003, the Company completed one acquisition and during the year ended December 31, 2002, the Company completed two acquisitions, one of which is further described below. The results of operations of the businesses acquired in these acquisitions have been included in the Company’s results of operations from their respective acquisition dates.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the nine months ended September 30, 2002 as though each acquisition which was consummated during the period January 1, 2003 to September 30, 2003 as mentioned above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company’s 2002 Annual Report on Form 10-K was made on January 1, 2002 (in thousands, except per share data):

Nine Months Ended September 30, 2002
Revenues	$2,153,669
Income before cumulative effect of change in accounting principle	$99,991
Net loss	$(188,348)

Basic earnings per share before cumulative effect of change in accounting principle	$1.39

Basic loss per share	$(2.43)

Diluted earnings per share before cumulative effect of change in accounting principle	$1.08

Diluted loss per share	$(1.88)

The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

The acquisitions made in 2002 had no impact on, and the acquisition made in 2003 had an insignificant impact on, the Company’s pro forma results of operations for the three months ended September 30, 2002. The acquisition made in 2003 had an insignificant impact on the Company’s pro forma results of operations for the nine and three months ended September 30, 2003. Therefore, pro forma results of operations for the periods described in this paragraph are not shown.

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the Company’s carrying amount of goodwill for the first nine months of 2003 are as follows (in thousands):

Balance at December 31, 2002	$1,705,191
Foreign currency translation and other adjustments	21,487
Goodwill related to acquisitions	1,955

Balance at September 30, 2003	$1,728,633

As required upon the adoption of SFAS No. 142 on January 1, 2002, the Company recorded a non-cash charge of approximately $348.9 million ($288.3 million, net of tax). This impairment charge, net of tax benefit, was recorded on the statement of operations as a “Cumulative Effect of Change in Accounting Principle.”

Under SFAS No. 142, the Company is required to review its goodwill for further impairment at least annually. The Company generally conducts its annual impairment testing in the fourth quarter of the year. However, impairment testing may be required earlier during a year if events or circumstances suggest that the Company’s goodwill could be impaired.

The Company conducted its first annual impairment analysis in the fourth quarter of 2002 and recorded an additional non-cash impairment charge of approximately $247.9 million. This impairment charge was shown on the statement of operations as “goodwill impairment.”

The Company’s next annual impairment analysis will review impairment as of October 1, 2003. It is estimated that the Company will record a non-cash impairment charge in the fourth quarter of 2003 of approximately $300 million. However, the Company has not completed its impairment analysis and, accordingly, the actual amount could be materially higher or lower.

The Company tests for goodwill impairment on a branch-by-branch basis rather than on an aggregate basis. This means that a goodwill write-off is required even if only one or a limited number of the Company’s branches has impairment as of the annual testing date or at any other date when an indicator of impairment may exist and even if there is no impairment for all our branches on an aggregate basis. In addition, the Company assesses impairment solely on the basis of recent historical performance and without reference to expected future performance. This means that, if the historical data for a branch indicates impairment, a goodwill write-off is required even when the Company believes that branch’s future performance will be significantly better. The fact that the Company tests for impairment on a branch-by-branch basis and uses only historical financial data in assessing impairment increases the likelihood that it will be required to take additional non-cash goodwill write-offs in the future, although the Company cannot quantify at this time the magnitude of any future write-offs beyond the estimated fourth quarter write-off described above. Future goodwill write-offs, if required, may have a material adverse effect on the Company’s results.

Other intangible assets consist of non-compete agreements and are amortized over periods ranging from three to eight years. The cost of other intangible assets and the related accumulated amortization as of September 30, 2003 were $17.5 million and $13.8 million, respectively, and as of December 31, 2002 were $17.0 million and $11.2 million, respectively. Amortization expense of other intangible assets was $3.0 million for the first nine months of 2003.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2003, estimated amortization expense of other intangible assets for the remainder of 2003 and for each of the next five years is as follows (in thousands):

Remainder of 2003	$826
2004	1,637
2005	574
2006	293
2007	270
2008	70
Thereafter	37

$3,707

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

The 2002 plan involved the following principal elements: (i) the closure or consolidation with other locations of 42 underperforming branches and five administrative offices (including 36 closed or consolidated as of September 30, 2003) ($24.6 million); (ii) a reduction of the Company’s workforce by 412 ($2.8 million), and (iii) a certain information technology project was abandoned ($0.9 million).

The aggregate balance of the 2001 and 2002 charges was $19.3 million as of September 30, 2003, consisting of $1.2 million for the 2001 charge and $18.1 million for the 2002 charge, and $27.1 million as of December 31, 2002, consisting of $2.3 million for the 2001 charge and $24.8 million for the 2002 charge. The Company estimates that approximately $2.2 million (primarily in cash) of the aggregate amount will be paid by December 31, 2003 and approximately $17.1 million will be paid in future periods.

Components of the restructuring charges are as follows (in thousands):

	Balance December 31, 2002	Activity in 2003	Balance September 30, 2003
Costs to vacate facilities	$22,258	$(6,393)	$15,865
Workforce reduction costs	3,462	(844)	2,618
Information technology costs	1,395	(587)	808

	$27,115	$(7,824)	$19,291

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Nine Months Ended September 30		Three Months Ended September 30
	2003	2002	2003	2002
Numerator:
Income before cumulative effect of change in accounting principle	$46,552	$99,465	$31,884	$40,767
Plus: Liquidation preference in excess of amounts paid for convertible preferred securities	896	5,270	896

Income available to common stockholders	$47,448	$104,735	$32,780	$40,767

Denominator:
Denominator for basic earnings per share—weighted-average shares	76,920	75,489	76,956	76,539
Effect of dilutive securities:
Employee stock options	161	1,113	782	307
Warrants	1,250	3,952	2,278	1,861
Series C perpetual convertible preferred stock	12,000	12,000	12,000	12,000
Series D perpetual convertible preferred stock	5,000	5,000	5,000	5,000

Denominator for diluted earnings per share—adjusted weighted-average shares	95,331	97,554	97,016	95,707

Earnings per share—basic:
Income available to common stockholders before cumulative effect of change in accounting principle	$0.62	$1.39	$0.43	$0.53
Cumulative effect of change in accounting principle, net		(3.82)

Income (loss) available to common stockholders	$0.62	$(2.43)	$0.43	$0.53

Earnings per share—diluted:
Income available to common stockholders before cumulative effect of change in accounting principle	$0.50	$1.07	$0.34	$0.43
Cumulative effect of change in accounting principle, net		(2.96)

Income (loss) available to common stockholders	$0.50	$(1.89)	$0.34	$0.43

6.    Financing Transactions

New 10 3/4% Senior Notes.    On April 9, 2003, URI issued an additional $200 million aggregate principal amount of its 10 3/4% Senior Notes (the “2003 10 3/4% Notes”) which are due April 15, 2008. The gross proceeds to the Company from the sale of the 2003 10 3/4% Notes were $207 million and the net proceeds were approximately $202 million (after deducting the initial purchasers’ discount and offering expenses). The 2003 10 3/4% Notes mature on April 15, 2008 and may be redeemed by URI on or after April 15, 2005, at specified redemption prices that range from 105.375% in 2005 to 100.0% in 2007 and thereafter. In addition, on or prior to April 15, 2004, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 2003 10 3/4% Notes at a redemption price of 110.75%. The indenture governing the 2003 10 3/4% Notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) the Company’s ability to

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidate, merge or sell all or substantially all of its assets. The Company used substantially all of the net proceeds from the 2003 10 3/4% Notes to pay down its outstanding borrowings under its receivables securitization facility.

New Receivables Securitization Facility.    On June 17, 2003, the Company obtained a new accounts receivable securitization facility under which one of its subsidiaries can borrow up to $250 million based upon a qualifying collateral pool of accounts receivable. Upon obtaining this facility, the Company terminated its existing accounts receivable securitization facility.

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

Outstanding borrowings under the facility generally accrue interest at the commercial paper rate plus 1%. However, after expiration or early termination of the facility, outstanding borrowings will accrue interest at 0.5% plus the greater of (i) the prime rate and (ii) the Federal Funds Rate plus 0.5%. The Company is also required to pay a commitment fee of 0.45% per annum in respect of undrawn commitments under the facility. As of September 30, 2003, there was no amount outstanding under the facility.

The agreement governing this facility is scheduled to expire on September 30, 2006. However, the lenders under this facility, at their option, may terminate the facility earlier upon the occurrence of certain events, including: (i) the long-term senior secured debt rating of URI or, subject to certain conditions, Holdings, is downgraded to be at or below “B” by Standard & Poor’s Rating Services; (ii) the long-term senior unsecured debt rating of URI or, subject to certain conditions, Holdings, is downgraded to be at or below “CCC+” by Standard & Poor’s Rating Services; (iii) the long-term issuer rating of URI or, subject to certain conditions, Holdings, is downgraded to be at or below “Caa” by Moody’s Investors Service; (iv) the long-term senior implied rating of URI or, subject to certain conditions, Holdings, is downgraded to be at or below “B3” by Moody’s Investors Service; or (v) either Standard & Poor’s Rating Services or Moody’s Investors Service ceases to provide any such rating.

Interest Rate Swap Agreements.    During the first nine months of 2003, the Company entered into interest rate swap agreements that converted (i) $210 million of 10 3/4% senior notes issued in December 2002 to a floating rate instrument through 2008, (ii) $200 million of the 2003 10 3/4% Notes to a floating rate instrument through 2008 and (iii) $200 million of the Company’s 9% notes to a floating rate instrument through 2009. Changes in the fair values of these hedges, designated fair value hedges, along with an offsetting change in the

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair values of the hedged items, are recorded in the statement of operations. The Company also entered into interest rate swap agreements that converted $220 million of its term loan to a fixed rate instrument through 2003. Changes in the fair value of this hedge, designated a cash flow hedge, are recorded in other comprehensive income and reclassified into earnings in the same periods during which the hedged transaction affects earnings. There is no ineffectiveness related to these hedges.

Amendment to Credit Facility.    Effective August 14, 2003, the Company entered into an amendment to the agreement governing its revolving credit facility and term loan. The amendment, among other things, (i) increases the portion of the facility available for letters of credit from $175 million to $250 million, (ii) increases the portion of the facility available for borrowings by one of the Company’s Canadian subsidiaries from $75 million to $100 million, and (iii) allows the Company to exclude, up to specified limits, charges related to store closings for purposes of calculating certain ratios. The amendment does not change the overall size of the facility, the applicable interest rates or the financial covenants (except to permit the exclusion of certain charges as described above).

7.    Comprehensive Income

The following table sets forth the Company’s comprehensive income (loss) (in thousands):

	Nine Months Ended September 30		Three Months Ended September 30
	2003	2002	2003	2002
Net income (loss)	$46,552	$(188,874)	$31,884	$40,767
Other comprehensive income (loss):
Foreign currency translation adjustment	34,448	310	955	(9,478)
Derivatives qualifying as hedges, net of tax	4,625	(308)	2,014	(432)

Comprehensive income (loss)	$85,625	$(188,872)	$34,853	$30,857

8.    Restricted Stock and Operating Leases

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

If the average closing price for the Company’s common stock is at least $20.00 for at least 20 consecutive trading days, then an aggregate of approximately 400,000 restricted shares held by executive officers will automatically vest. Upon the vesting of such shares, the Company will incur a non-cash charge equal to the unamortized portion of the deferred compensation charge associated with the award of such shares. For example, if the vesting were to occur in the fourth quarter of 2003, the Company would incur a non-cash charge of approximately $7.0 million.

Operating Leases.    As part of certain of its equipment operating leases, the Company guarantees that the value of the equipment at the end of the lease term will not be less than a specified projected residual value. The

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

use of these guarantees helps to lower the Company’s monthly operating lease payments. The Company does not know at this time the extent to which the actual residual values may be less than the guaranteed residual values and, accordingly, cannot quantify the amount that it will be required to pay, if any, under these guarantees. If the actual residual value for all equipment subject to such guarantees were to be zero, then the Company’s maximum potential liability under these guarantees would be approximately $298.4 million. Under applicable accounting standards, this potential liability was not reflected on the Company’s balance sheet as of September 30, 2003 or any prior date.

Subsequent to September 30, 2003, the Company completed two financing transactions and expects to use a portion of the net proceeds to buy-out existing equipment leases, see Note 10. The buy-out price for a lease will generally equal the amount of the remaining lease obligation plus any early termination fee required by the lessor. In connection with each buy-out, the Company will be required to record a charge equal to the difference between the buy-out price and the fair market value of the equipment acquired. The Company has not finalized the terms of any buy-out and, accordingly, cannot quantify at this time the amount of the charges it will incur. However, based on a preliminary assessment of the leases the Company is considering buying out, the Company estimates that the aggregate charges will be approximately $100 million (approximately $70 million to $80 million of which represents the estimated difference between the remaining lease obligations and the fair market value of the equipment and the balance of which represents estimated early termination fees). The actual amount of aggregate charges could be materially higher or lower.

9.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

Certain indebtedness of URI, a 100%-owned subsidiary of Holdings (the “Parent”), is guaranteed by substantially all of URI’s United States subsidiaries (the “guarantor subsidiaries”) and, in certain cases, also by Parent. However, this indebtedness is not guaranteed by URI’s foreign subsidiaries (the “non-guarantor subsidiaries”) and certain of its United States subsidiaries. The guarantor subsidiaries are all 100%-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of September 30, 2003 and December 31, 2002, and for each of the nine and three month periods ended September 30, 2003 and 2002, are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2003

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
ASSETS
Cash and cash equivalents			$38,587	$37,761		$76,348
Accounts receivable, net		19,327	474,273	41,776		535,376
Intercompany receivable (payable)		712,717	(478,440)	(234,277)
Inventory		43,493	61,462	6,460		111,415
Prepaid expenses and other assets		40,955	99,172	2,344	$8,236	150,707
Rental equipment, net		1,026,450	707,157	161,075		1,894,682
Property and equipment, net	$23,876	110,949	257,690	17,477		409,992
Investment in subsidiaries	1,627,238	2,338,300			(3,965,538)
Intangible assets, net		245,505	1,343,677	143,158		1,732,340

	$1,651,114	$4,537,696	$2,503,578	$175,774	$(3,957,302)	$4,910,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable		$77,279	$123,639	$11,185		$212,103
Debt	$221,550	2,493,827	9,749	52,355	$(221,550)	2,555,931
Deferred taxes		252,109	(805)	13,833		265,137
Accrued expenses and other liabilities		145,295	110,084	7,160	(35,964)	226,575

Total liabilities	221,550	2,968,510	242,667	84,533	(257,514)	3,259,746
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust					221,550	221,550
Stockholders’ equity:
Preferred stock	5					5
Common stock	769					769
Additional paid-in capital	1,328,891	1,582,070	1,901,936	68,395	(3,552,401)	1,328,891
Deferred compensation	(28,159)					(28,159)
Retained earnings	115,833	(11,257)	358,975	8,994	(356,712)	115,833
Accumulated other comprehensive income (loss)	12,225	(1,627)		13,852	(12,225)	12,225

Total stockholders’ equity	1,429,564	1,569,186	2,260,911	91,241	(3,921,338)	1,429,564

	$1,651,114	$4,537,696	$2,503,578	$175,774	$(3,957,302)	$4,910,860

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
ASSETS
Cash and cash equivalents			$16,908	$2,323		$19,231
Accounts receivable, net		$7,354	79,975	378,867		466,196
Intercompany receivable (payable)		444,461	(75,866)	(368,595)
Inventory		36,602	50,450	4,746		91,798
Prepaid expenses and other assets		42,158	79,323	1,326	$8,486	131,293
Rental equipment, net		1,003,791	709,615	132,269		1,845,675
Property and equipment, net	$25,765	137,713	246,307	15,567		425,352
Investment in subsidiaries	1,532,290	2,216,629			(3,748,919)
Intangible assets, net		243,529	1,344,537	122,946		1,711,012

	$1,558,055	$4,132,237	$2,451,249	$289,449	$(3,740,433)	$4,690,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable		$50,931	$139,922	$16,185		$207,038
Debt	$226,550	2,293,618	711	218,469	$(226,550)	2,512,798
Deferred taxes		226,392	(805)			225,587
Accrued expenses and other liabilities		58,968	115,430	8,699	3,982	187,079

Total liabilities	226,550	2,629,909	255,258	243,353	(222,568)	3,132,502
Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust					226,550	226,550
Stockholders’ equity:
Preferred stock	5					5
Common stock	765					765
Additional paid-in capital	1,341,290	1,562,410	1,901,936	68,395	(3,532,741)	1,341,290
Deferred compensation	(52,988)					(52,988)
Retained earnings	69,281	(53,830)	294,055	(1,703)	(238,522)	69,281
Accumulated other comprehensive loss	(26,848)	(6,252)		(20,596)	26,848	(26,848)

Total stockholders’ equity	1,331,505	1,502,328	2,195,991	46,096	$(3,744,415)	1,331,505

	$1,558,055	$4,132,237	$2,451,249	$289,449	$(3,740,433)	$4,690,557

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30, 2003
	Parent	URI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$693,212	$825,354	$101,217		$1,619,783
Sales of rental equipment		54,976	54,935	11,066		120,977
Sales of equipment and merchandise and other revenues		185,380	170,003	28,898		384,281

Total revenues		933,568	1,050,292	141,181		2,125,041
Cost of revenues:
Cost of equipment rentals, excluding depreciation		339,191	492,901	48,343		880,435
Depreciation of rental equipment		118,640	109,846	20,402		248,888
Cost of rental equipment sales		36,065	36,868	6,732		79,665
Cost of equipment and merchandise sales and other operating costs		135,326	123,598	21,515		280,439

Total cost of revenues		629,222	763,213	96,992		1,489,427

Gross profit		304,346	287,079	44,189		635,614
Selling, general and administrative expenses		149,650	164,848	21,316		335,814
Non-rental depreciation and amortization	$6,488	22,865	19,664	2,244	$249	51,510

Operating income (loss)	(6,488)	131,831	102,567	20,629	(249)	248,290
Interest expense	10,989	153,625	2,477	2,694	(10,989)	158,796
Preferred dividends of a subsidiary trust					10,989	10,989
Other (income) expense, net		7,929	(11,050)	1,290		(1,831)

Income (loss) before provision (benefit) for income taxes	(17,477)	(29,723)	111,140	16,645	(249)	80,336
Provision (benefit) for income taxes	(7,041)	(11,243)	46,220	5,948	(100)	33,784

Income (loss) before equity in net earnings of subsidiaries	(10,436)	(18,480)	64,920	10,697	(149)	46,552
Equity in net earnings of subsidiaries	56,988	75,617			(132,605)

Net income	$46,552	$57,137	$64,920	$10,697	$(132,754)	$46,552

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30, 2002
	Parent	URI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$676,996	$853,976	$82,393		$1,613,365
Sales of rental equipment		75,293	45,641	12,250		133,184
Sales of equipment and merchandise and other revenues		181,206	177,180	21,892		380,278

Total revenues		933,495	1,076,797	116,535		2,126,827

Cost of revenues:
Cost of equipment rentals, excluding depreciation		311,566	491,116	40,478		843,160
Depreciation of rental equipment		112,334	114,541	15,941		242,816
Cost of rental equipment sales		48,313	31,454	7,520		87,287
Cost of equipment and merchandise sales and other operating costs		134,638	124,598	16,111		275,347

Total cost of revenues		606,851	761,709	80,050		1,448,610

Gross profit		326,644	315,088	36,485		678,217
Selling, general and administrative expenses		141,749	155,252	18,938		315,939
Non-rental depreciation and amortization	$6,627	18,325	15,707	2,044		42,703

Operating income (loss)	(6,627)	166,570	144,129	15,503		319,575
Interest expense	13,904	135,163	7,552	3,491	$(13,904)	146,206
Preferred dividends of a subsidiary trust					13,904	13,904
Other (income) expense, net		3,751	(8,529)	1,229		(3,549)

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	(20,531)	27,656	145,106	10,783		163,014
Provision (benefit) for income taxes	(8,007)	10,787	56,421	4,348		63,549

Income (loss) before cumulative effect of change in accounting principle and equity in net earnings of subsidiaries	(12,524)	16,869	88,685	6,435		99,465
Cumulative effect of change in accounting principle		(86,598)	(168,078)	(33,663)		(288,339)

Loss before equity in net loss of subsidiaries	(12,524)	(69,729)	(79,393)	(27,228)		(188,874)
Equity in net loss of subsidiaries	(176,350)	(106,621)			282,971

Net loss	$(188,874)	$(176,350)	$(79,393)	$(27,228)	$282,971	$(188,874)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2003
	Parent	URI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$258,228	$326,459	$41,061		$625,748
Sales of rental equipment		20,816	19,297	4,278		44,391
Sales of equipment and merchandise and other revenues		67,126	57,944	9,925		134,995

Total revenues		346,170	403,700	55,264		805,134

Cost of revenues:
Cost of equipment rentals, excluding depreciation		122,437	191,785	16,756		330,978
Depreciation of rental equipment		40,692	37,749	7,281		85,722
Cost of rental equipment sales		13,386	12,549	2,782		28,717
Cost of equipment and merchandise sales and other operating costs		49,544	44,222	7,392		101,158

Total cost of revenues		226,059	286,305	34,211		546,575

Gross profit		120,111	117,395	21,053		258,559
Selling, general and administrative expenses		52,583	67,664	7,243		127,490
Non-rental depreciation and amortization	$2,136	7,728	6,934	782	$83	17,663

Operating income (loss)	(2,136)	59,800	42,797	13,028	(83)	113,406
Interest expense	3,627	51,380	1,189	851	(3,627)	53,420
Preferred dividends of a subsidiary trust					3,627	3,627
Other (income) expense, net		2,145	(3,284)	916		(223)

Income (loss) before provision (benefit) for income taxes	(5,763)	6,275	44,892	11,261	(83)	56,582
Provision (benefit) for income taxes	(2,515)	2,739	20,727	3,783	(36)	24,698

Income (loss) before equity in net earnings of subsidiaries	(3,248)	3,536	24,165	7,478	(47)	31,884
Equity in net earnings of subsidiaries	35,132	31,643			(66,775)

Net income	$31,884	$35,179	$24,165	$7,478	$(66,822)	$31,884

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2002
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$249,157	$332,012	$34,315		$615,484
Sales of rental equipment		18,262	17,780	3,369		39,411
Sales of equipment and merchandise and other revenues		59,619	60,652	7,937		128,208

Total revenues		327,038	410,444	45,621		783,103

Cost of revenues:
Cost of equipment rentals, excluding depreciation		114,661	202,708	15,403		332,772
Depreciation of rental equipment		38,966	39,464	5,776		84,206
Cost of rental equipment sales		11,839	12,492	1,972		26,303
Cost of equipment and merchandise sales and other operating costs		44,510	43,670	5,895		94,075

Total cost of revenues		209,976	298,334	29,046		537,356

Gross profit		117,062	112,110	16,575		245,747
Selling, general and administrative expenses		51,211	53,356	6,352		110,919
Non-rental depreciation and amortization	$2,298	6,554	5,420	693		14,965

Operating income (loss)	(2,298)	59,297	53,334	9,530		119,863
Interest expense	4,605	47,572	18	1,101	$(4,605)	48,691
Preferred dividends of a subsidiary trust					4,605	4,605
Other (income) expense, net		2,938	(3,691)	532		(221)

Income (loss) before provision (benefit) for income taxes	(6,903)	8,787	57,007	7,897		66,788
Provision (benefit) for income taxes	(2,692)	3,427	22,233	3,053		26,021

Income (loss) before equity in net earnings of subsidiaries	(4,211)	5,360	34,774	4,844		40,767
Equity in net earnings of subsidiaries	44,978	39,618			(84,596)

Net income	$40,767	$44,978	$34,774	$4,844	$(84,596)	$40,767

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

	For the Nine Months Ended September 30, 2003
	Parent	URI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(8,234)	$154,026	$123,674	$57,003		$326,469
Cash flows from investing activities:
Purchases of rental equipment and buy-outs of operating leases		(214,071)	(135,539)	(27,497)		(377,107)
Purchases of property and equipment	(2,755)	(1,710)	(20,653)	(1,383)		(26,501)
Proceeds from sales of rental equipment		54,976	54,935	11,066		120,977
Capital contributed to subsidiary	(237)				$237
Purchases of other companies		(5,001)				(5,001)
Deposits on rental equipment purchases		(10,929)				(10,929)

Net cash used in investing activities	(2,992)	(176,735)	(101,257)	(17,814)	237	(298,561)

Cash flows from financing activities:
Proceeds from debt		247,191				247,191
Payments of debt		(199,392)	(738)	(15,045)		(215,175)
Payments of financing costs		(10,763)				(10,763)
Capital contributions by parent		237			(237)
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust repurchased and retired					(3,575)	(3,575)
Proceeds from the exercise of common stock options	237					237
Dividend distributions to parent		(14,564)			14,564
Proceeds from dividends from subsidiary	10,989				(10,989)

Net cash provided by (used in) financing activities	11,226	22,709	(738)	(15,045)	(237)	17,915
Effect of foreign exchange rates				11,294		11,294

Net increase in cash and cash equivalents			21,679	35,438		57,117
Cash and cash equivalents at beginning of period			16,908	2,323		19,231

Cash and cash equivalents at end of period			$38,587	$37,761		$76,348

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,043	$128,509	$2,788	$2,778		$145,118
Cash paid for income taxes, net of refunds		$(1,208)		$866		$(342)

Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired		$3,314				$3,314
Liabilities assumed		(50)				(50)

		3,264				3,264
Due to seller and other payments		1,737				1,737

Net cash paid		$5,001				$5,001

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

	For the Nine Months Ended September 30, 2002
	Parent	URI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(21,457)	$229,677	$112,276	$25,071	$11,480	$357,047
Cash flows from investing activities:
Purchases of rental equipment		(289,507)	(137,562)	(34,630)		(461,699)
Purchases of property and equipment	(3,927)	(7,603)	(20,037)	(1,037)		(32,604)
Proceeds from sales of rental equipment		75,293	45,641	12,250		133,184
Capital contributed to subsidiary	(63,755)				63,755
Purchases of other companies		(163,260)				(163,260)
Deposits on rental equipment purchases		(8,018)				(8,018)
In-process acquisition costs	—	—	—	—	—	—

Net cash used in investing activities	(67,682)	(393,095)	(111,958)	(23,417)	63,755	(532,397)
Cash flows from financing activities:
Proceeds from debt		301,773	82	2,296		304,151
Payments of debt		(153,333)	(1,434)	(5,822)		(160,589)
Payments of financing costs		(3,052)				(3,052)
Capital contributions by parent		63,755			(63,755)
Proceeds from the exercise of common stock options	63,755					63,755
Dividend distributions to parent		(52,110)			52,110
Common shares repurchased and retired	(26,726)					(26,726)
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust repurchased and retired					(11,480)	(11,480)
Proceeds from the exercise of common stock options	—	—	—	—	—	—
Proceeds from dividends from subsidiary	52,110				(52,110)

Net cash provided by (used in) financing activities	89,139	157,033	(1,352)	(3,526)	(75,235)	166,059
Effect of foreign exchange rates				5,891		5,891

Net increase (decrease) in cash and cash equivalents		(6,385)	(1,034)	4,019		(3,400)
Cash and cash equivalents at beginning of period		6,385	19,798	1,143		27,326

Cash and cash equivalents at end of period			$18,764	$5,162		$23,926

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,080	$124,785	$7,921	$3,508		$150,294
Cash paid for income taxes, net of refunds		$808		$1,902		$2,710
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired		$173,079				$173,079
Liabilities assumed		(11,418)				(11,418)

		161,661				161,661
Due to seller and other payments		1,599				1,599

Net cash paid		$163,260				$163,260

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Subsequent Events

On October 31, 2003, URI issued $125 million aggregate principal amount of unsecured 1 7/8% Convertible Senior Subordinated Notes (the “Convertible Notes”) for net proceeds of approximately $121 million (after deducting the initial purchasers’ discount and estimated offering expenses). The notes will mature on October 15, 2003. However, subject to certain conditions, each holder of the notes may, at the holder’s option, require the Company to repurchase the notes on each of October 15, 2010, October 15, 2013 and October 15, 2018 at a price equal to 100% of the principal amount thereof plus accrued interest. The Convertible Notes are convertible, in certain cases, into the Company’s common stock at an initial rate of 38.952 shares per $1,000 principal amount which is equivalent to a conversion price of approximately $25.67 per share. The Convertible Notes may be redeemed, in all or in part, by URI on or after October 20, 2010 at a redemption price of 100.0%. The Company intends to use the net proceeds from the Convertible Notes to buy out existing operating leases and/or for general corporate purposes.

On November 12, 2003, URI issued $525 million aggregate principal amount of 7 3/4% Senior Subordinated Notes due 2013 (the “7 3/4% Notes”) for net proceeds of approximately $523 million (after deducting the initial purchasers’ discount and estimated offering expenses). The 7 3/4% Notes mature on November 15, 2013 and may be redeemed by URI on or after November 15, 2008, at specified redemption prices that range from 103.875% in 2008 to 100.0% in 2011 and thereafter. In addition, on or prior to November 15, 2006, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 7 3/4% Notes at a redemption price of 107.75%. The indenture governing the 7 3/4% Notes contains certain restrictive covenants, including limitations on (i) indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) the Company’s ability to consolidate, merge or sell all or substantially all of its assets. The Company intends to use the net proceeds of this offering for the following purposes: (1) approximately $214.0 million to redeem $205.0 million face amount of the Company’s outstanding 8.8% Senior Subordinated Notes due 2008 at a redemption price of 104.4%; (2) approximately $209.5 million to redeem $200.0 million face amount of the Company’s outstanding 9 1/2% Senior Subordinated Notes due 2008 at a redemption price of 104.75%; and (3) the balance to buy out existing operating leases and/or for general corporate purposes. The Company expects the note redemptions described above to be completed on or about December 12, 2003 and, until such time, the Company will continue to pay interest on the notes being redeemed. In connection with redeeming existing notes, the Company expects to incur an aggregate charge of approximately $26.2 million attributable to the redemption price premium and the need to write off previously capitalized costs relating to the notes being redeemed.

On November 4, 2003, the Company entered into an amendment to the agreement governing its revolving credit facility and term loan. This amendment, among other things, (i) allows the Company to refinance its existing senior and senior subordinated debt with new senior or senior subordinated debt and (ii) changed certain definitions for purposes of measuring the Company’s compliance with its financial covenants under the credit agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reviews our operations for the nine and three months ended September 30, 2003 and 2002 and should be read in conjunction with the Unaudited Consolidated Financial Statements and related Notes included herein and the Consolidated Financial Statements and related Notes included in our 2002 Annual Report on Form 10-K.

General

We are the largest equipment rental company in the world. Our revenues are divided into three categories:

•	Equipment rentals—This category includes our revenues from renting equipment. This category also includes related revenues such as the fees we charge for equipment delivery, fuel, repair of rental equipment and damage waivers.

•	Sales of rental equipment—This category includes our revenues from the sale of used rental equipment.

•	Sales of equipment and merchandise and other revenues—This category principally includes our revenues from the following sources: (i) the sale of new equipment, (ii) the sale of contractor supplies and merchandise, (iii) repair services and the sale of parts for equipment owned by customers, and (iv) the operations of our subsidiary that develops and markets software for use by equipment rental companies in managing and operating multiple branch locations.

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

Under SFAS No. 142, we are required to review our goodwill for further impairment at least annually. We generally conduct our annual impairment testing in the fourth quarter of the year. However, impairment testing may be required earlier during a year if events or circumstances suggest that our goodwill could be impaired. Goodwill impairment charges, other than the initial charge taken in the first quarter of 2002, are recorded on our statement of operations as “goodwill impairment” and reduce operating income. Our stockholders’ equity is reduced by the amount of any impairment charge.

We conducted our first annual impairment analysis in the fourth quarter of 2002 and recorded an additional non-cash impairment charge of approximately $247.9 million. The number of branches at which there was some impairment represented approximately 43% of our total branches. However, a substantial part of the total impairment charges (approximately 85%) reflected impairment at approximately 20% of our total branches.

Our next annual impairment analysis will review impairment as of October 1, 2003. We estimate that we will record a non-cash impairment charge in the fourth quarter of 2003 of approximately $300 million. However, we have not completed our impairment analysis and, accordingly, the actual amount could be materially higher or lower.

We test for goodwill impairment on a branch-by-branch basis rather than on an aggregate basis. This means that a goodwill write-off is required even if only one or a limited number of our branches has impairment as of the annual testing date or at any other date when an indicator of impairment may exist and even if there is no impairment for all our branches on an aggregate basis. In addition, we assess impairment solely on the basis of recent historical performance and without reference to expected future performance. This means that, if the historical data for a branch indicates impairment, a goodwill write-off is required even when we believe that branch’s future performance will be significantly better. The fact that we test for impairment on a branch-by-branch basis and use only historical financial data in assessing impairment increases the likelihood that we will be required to take additional non-cash goodwill write-offs in the future, although we cannot quantify at this time the magnitude of any future write-offs beyond the estimated fourth quarter write-off described above. Future goodwill write-offs, if required, may have a material adverse effect on our results.

Certain Expected Charges Related to Recent Financing Transactions

We issued (i) $125 million aggregate principal amount of 1 7/8% Convertible Senior Subordinated Notes on October 31, 2003 and (ii) $525 million aggregate principal amount of 7 3/4% Senior Subordinated Notes on November 12, 2003. As described under “—Liquidity and Capital Resources—Recent Financing Transactions,” we plan to use a portion of the net proceeds from these offerings to redeem existing notes and we may also use a portion of the net proceeds to buy out existing equipment leases. In connection with redeeming existing notes, we expect to incur an aggregate charge of approximately $26.2 million attributable to the redemption price premium ($21.1 million) and the need to write off previously capitalized costs relating to the notes being redeemed ($5.1 million). To the extent we buy out equipment leases, we expect to incur material charges attributable to the buy-out price. For further information, see “—Certain Information Concerning Off-Balance Sheet Arrangements—Operating Leases.”

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

The 2002 plan involved the following principal elements: (i) the closure or consolidation with other locations of 42 underperforming branches and five administrative offices (including 36 closed or consolidated as of September 30, 2003) ($24.6 million); (ii) a reduction of our workforce by 412 ($2.8 million), and (iii) a certain information technology project was abandoned ($0.9 million).

The aggregate balance of the 2001 and 2002 charges was $27.1 million as of December 31, 2002, consisting of $2.3 million for the 2001 charge and $24.8 million for the 2002 charge, and $19.3 million as of September 30, 2003, consisting of $1.2 million for the 2001 charge and $18.1 million for the 2002 charge. We estimate that approximately $2.2 million (primarily in cash) of the aggregate balance as of September 30, 2003 will be paid by December 31, 2003 and approximately $17.1 million will be paid in future periods.

Components of the restructuring charges are as follows (in thousands):

	Balance December 31, 2002	Activity in 2003	Balance September 30, 2003
Costs to vacate facilities	$22,258	$(6,393)	$15,865
Workforce reduction costs	3,462	(844)	2,618
Information technology costs	1,395	(587)	808

	$27,115	$(7,824)	$19,291

Results of Operations

Nine Months Ended September 30, 2003 and 2002

Revenues.    We had total revenues of $2,125.0 million in the first nine months of 2003, representing a decrease of 0.1% from total revenues of $2,126.8 million in the first nine months of 2002. The different components of our revenues are discussed below:

1.    Equipment Rentals.    Our revenues from equipment rentals were $1,619.8 million in the first nine months of 2003, representing an increase of 0.4% from $1,613.4 million in the first nine months of 2002. These revenues accounted for 76.2% of our total revenues in 2003 compared with 75.9% of our total revenues in 2002.

Our rental rates rose 0.9% in the first nine months of 2003 compared to the same period last year. Our dollar equipment utilization rate in the first nine months of 2003 was 56.7% compared to 57.4% in the first nine months of 2002. The decrease in the dollar utilization rate in 2003 primarily reflected: (i) weakness in traffic equipment rentals and (ii) a change in fleet mix towards equipment with generally lower dollar utilization rates.

The 0.4% rise in equipment rental revenues principally reflected the net effect of the following:

•	Our revenues at locations open more than one year, or same store rental revenues, increased by approximately 2.9%. This increase primarily reflected an increase in the volume of transactions at these locations and, to a lesser extent, the increase in rental rates. The volume increase was primarily driven by the transfer to these locations of equipment that had previously been deployed at branches that were closed or consolidated. Although our same store rental volume increased on an overall basis, the volume of traffic equipment rentals decreased primarily due to reduced state spending for infrastructure projects.

•	We lost revenues due to the closing or sale of branches and added revenues through acquisitions and start-ups. The net effect of these two factors was a loss of revenues that offset most of the increase in same store rental revenues.

2.    Sales of Rental Equipment.    Our revenues from sales of rental equipment were $121.0 million in the first nine months of 2003, representing a decrease of 9.2% from $133.2 million in the first nine months of 2002. These revenues accounted for 5.7% of our total revenues in the first nine months of 2003 compared with 6.3% of our total revenues in the first nine months of 2002. The decrease in these revenues in the first nine months of 2003 reflected a planned reduction in used equipment sales as part of our plan to increase the average age of our fleet (as described below under “—Liquidity and Capital Resources—Cash Requirements Related to Operations”).

3.    Sales of Equipment and Merchandise and Other Revenues.    Our revenues from “sale of equipment and merchandise and other revenues” were $384.3 million in the first nine months of 2003 and $380.3 million in the first nine months of 2002. These revenues accounted for 18.1% of our total revenues in the first nine months of 2003 compared with 17.9% of our total revenues in the first nine months of 2002. The increase in these revenues in 2003 primarily reflected an increase in merchandise sales partially offset by a decrease in sales of new equipment.

Gross Profit.    Gross profit decreased to $635.6 million in the first nine months of 2003 from $678.2 million in the first nine months of 2002. This decrease primarily reflected the decrease in gross profit margin described below primarily from equipment rental. Information concerning our gross profit margin by source of revenue is set forth below:

1.    Equipment Rentals.    Our gross profit margin from equipment rental revenues was 30.3% in the first nine months of 2003 and 32.7% in the first nine months of 2002. The decrease in 2003 principally reflected cost increases and the decrease in traffic equipment rentals described above. The cost increases were attributable to several factors including: (i) higher costs for fuel, occupancy, employee benefits, insurance and claims, and repairs and maintenance and (ii) an increase in depreciation expense.

2.    Sales of Rental Equipment.    Our gross profit margin from sales of rental equipment was 34.1% in the first nine months of 2003 and 34.5% in the first nine months of 2002.

3.    Sales of Equipment and Merchandise and Other Revenues.    Our gross profit margin from “sales of equipment and merchandise and other revenues” was 27.0% in the first nine months of 2003 and was 27.6% in the first nine months of 2002. The decrease in 2003 primarily reflected lower margins from sales of new equipment and other revenues.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses (“SG&A”) were $335.8 million, or 15.8% of total revenues, during the first nine months of 2003 and $315.9 million, or 14.9% of total revenues, during the first nine months of 2002. The increase in 2003 was primarily attributable to the accelerated vesting of restricted shares granted to senior executives in 2001 and to higher bad debt expense.

Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization was $51.5 million, or 2.4% of total revenues, in the first nine months of 2003 and $42.7 million, or 2.0% of total revenues, in the first nine months of 2002. The increase in 2003 was primarily attributable to an upgrade in transportation equipment and an increase in leasehold improvements in connection with branch upgrades.

Operating Income.    We recorded operating income of $248.3 million in the first nine months of 2003 compared with operating income of $319.6 million in the first nine months of 2002. The principal reasons for the decrease in 2003 was the decline in gross margins described above and the increases in SG&A expense and non-rental depreciation and amortization described above.

Interest Expense.    Interest expense was $158.8 million in the first nine months of 2003 and $146.2 million in the first nine months of 2002. The increase in 2003 principally reflected the additional interest expense attributable to the senior notes we issued in December 2002 and April 2003 partially offset by lower interest rates on our variable rate debt.

Preferred Dividends of a Subsidiary Trust.    Preferred dividends of a subsidiary trust were $11.0 million during the first nine months of 2003 and $13.9 million during the first nine months of 2002. The decrease in 2003 reflected our repurchase of a portion of our outstanding trust preferred securities in 2002 and 2003.

Other (Income) Expense.    Other income was $1.8 million in the first nine months of 2003 and $3.5 million in the first nine months of 2002. The higher other income in 2002 was primarily attributable to a favorable settlement of a lawsuit in 2002.

Income Taxes.    Income taxes were $33.8 million, or an effective rate of 42.1%, in the first nine months of 2003 and $63.5 million, or an effective rate of 39.0%, in the first nine months of 2002. The increase in the effective rate in 2003 primarily reflected the non-deductibility for tax purposes of certain expenses associated with the amortization of deferred compensation expense attributable to restricted stock awards.

Income Before Cumulative Effect of Change in Accounting Principle.    We had income before cumulative effect of change in accounting principle of $46.6 million in the first nine months of 2003 and $99.5 million in the first nine months of 2002. The decrease in 2003 principally reflected the decrease in operating income and the increase in interest expense described above.

Cumulative Effect of Change in Accounting Principle.    During the first quarter of 2002, as described under “—Change in Accounting Treatment for Goodwill and Other Intangible Assets,” we recorded an amount of $288.3 million, net of tax, for impairment of goodwill as part of our transitional impairment test upon the adoption of SFAS No. 142.

Three Months Ended September 30, 2003 and 2002

Revenues.    We had total revenues of $805.1 million in the third quarter of 2003, representing an increase of 2.8% from total revenues of $783.1 million in the third quarter of 2002. The different components of our revenues are discussed below:

1.    Equipment Rentals.    Our revenues from equipment rentals were $625.7 million in the third quarter of 2003, representing an increase of 1.7% from $615.5 million in the third quarter of 2002. These revenues accounted for 77.7% of our total revenues in 2003 compared with 78.6% of our total revenues in 2002.

Our rental rates were up 3.4% in the third quarter of 2003 compared to the same period last year. Our dollar equipment utilization rate in the third quarter of 2003 was 65.1% compared to 64.1% in last year’s third quarter. The increase in the dollar utilization rate in 2003 primarily reflected the increase in rental rates which was partially offset by a change in fleet mix towards equipment with generally lower dollar utilization rates.

The 1.7% rise in equipment rental revenues principally reflected the net effect of the following:

•	Our revenues at locations open more than one year, or same store rental revenues, increased by approximately 4.7%. This increase reflected the increase in rental rates and an increase in the volume of transactions at these locations. Although our rental volume increased on an overall basis, the volume of traffic equipment rentals decreased principally due to reduced state spending for infrastructure projects.

•	We lost revenues due to the closing or sale of branches and added revenues due to the addition of new locations through acquisitions and start-ups. The net effect of these factors was a loss of revenues that partially offset the increase in same store rental revenues.

2.    Sales of Rental Equipment.    Our revenues from sales of rental equipment were $44.4 million in the third quarter of 2003, representing an increase of 12.6% from $39.4 million in the third quarter of 2002. These revenues accounted for 5.5% of our total revenues in the third quarter of 2003 compared with 5.0% of our total revenues in the third quarter of 2002. The increase in these revenues in 2003 primarily reflected an increase in the volume of sales.

3.    Sales of Equipment and Merchandise and Other Revenues.    Our revenues from “sale of equipment and merchandise and other revenues” were $135.0 million in the third quarter of 2003 and $128.2 million in the third quarter of 2002. These revenues accounted for 16.8% of our total revenues in the third quarter of 2003 compared with 16.4% of our total revenues in the third quarter of 2002. The increase in these revenues in 2003 reflected increases in the amounts of merchandise and new equipment sold.

Gross Profit.    Gross profit increased to $258.6 million in the third quarter of 2003 from $245.7 million in the third quarter of 2002. This increase reflected the increase in total revenues discussed above and the increase in gross profit margin described below from equipment rental and the sale of rental equipment. Information concerning our gross profit margin by source of revenue is set forth below:

1.    Equipment Rentals.    Our gross profit margin from equipment rental revenues was 33.4% in the third quarter of 2003 and 32.3% in the third quarter of 2002. The increase in 2003 principally reflected the increase in rental rates described above partially offset by higher rental costs. The cost increases were attributable to several factors including: (i) higher costs for fuel, employee benefits, insurance and claims, and repairs and maintenance and (ii) an increase in depreciation expense.

2.    Sales of Rental Equipment.    Our gross profit margin from sales of rental equipment was 35.3% in the third quarter of 2003 and 33.3% in the third quarter of 2002. The increase in 2003 primarily reflected a slight increase in used equipment pricing and a change in the mix of equipment sold.

3.    Sales of Equipment and Merchandise and Other Revenues.    Our gross profit margin from “sales of equipment and merchandise and other revenues” was 25.1% in the third quarter of 2003 and 26.6% in the third quarter of 2002. The decrease in 2003 primarily reflected lower margins from new equipment sales and other revenues.

Selling, General and Administrative Expenses.    SG&A was $127.5 million, or 15.8% of total revenues, during the third quarter of 2003 and $110.9 million, or 14.2% of total revenues, during the second quarter of 2002. The increase in 2003 primarily reflected a non-cash charge of $11.7 million due to the accelerated vesting of restricted shares granted to senior executives in 2001 and higher bad debt expense.

Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization was $17.7 million, or 2.2% of total revenues, in the third quarter of 2003 and $15.0 million, or 1.9% of total revenues, in the third quarter of 2002. The increase in 2003 was primarily attributable to an upgrade in transportation equipment and an increase in leasehold improvements in connection with branch upgrades.

Operating Income.    We recorded operating income of $113.4 million in the third quarter of 2003 compared with operating income of $119.9 million in the third quarter of 2002. The principal reasons for the decrease in 2003 were the increases in SG&A expense and non-rental depreciation and amortization described above partially offset by the increases in gross profit described above.

Interest Expense.    Interest expense was $53.4 million in the third quarter of 2003 and $48.7 million in the third quarter of 2002. The increase in 2003 principally reflected the additional interest expense attributable to the senior notes that we issued in December 2002 and April 2003 partially offset by a lower average debt balance and lower interest rates on our variable rate debt.

Preferred Dividends of a Subsidiary Trust.    Preferred dividends of a subsidiary trust were $3.6 million during the third quarter of 2003 and $4.6 million during the third quarter of 2002. The decrease in 2003 reflected our repurchase of a portion of our outstanding trust preferred securities in the fourth quarter of 2002 and in 2003.

Other (Income) Expense.    Other income was $0.2 million in the third quarter of 2003 and $0.2 million in the third quarter of 2002.

Income Taxes.    Income taxes were $24.7 million, or an effective rate of 43.6%, in the third quarter of 2003 and $26.0 million, or an effective rate of 39.0%, in the third quarter of 2002. The increase in the effective rate in 2003 primarily reflected the non-deductibility for tax purposes of certain expenses associated with the amortization of deferred compensation expense attributable to restricted stock awards.

Net Income.    We had net income of $31.9 million in the third quarter of 2003 and $40.8 million in the third quarter of 2002. The decrease in 2003 principally reflected the decrease in operating income and the increase in interest expense described above.

Liquidity and Capital Resources

Recent Financing Transactions

On April 9, 2003, URI issued an additional $200 million aggregate principal amount of its 10 3/4% Senior Notes which are due April 15, 2008. The gross proceeds from the sale of these notes were $207 million and the net proceeds were approximately $202 million (after deducting the initial purchasers’ discount and estimated offering expenses). These notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, our domestic subsidiaries. We used substantially all of the net proceeds from these notes to pay down our outstanding borrowings under our receivables securitization facility. The repayment of the outstanding borrowings under the accounts receivables securitization facility from the proceeds of the notes offering gave us additional flexibility to borrow in the future to fund general corporate purposes or growth opportunities. These may include fleet expansion when non-residential construction eventually rebounds, acquisitions or the repurchase of outstanding securities of our company. The principal purpose of the April notes offering was to obtain additional borrowing flexibility and to lengthen the maturity of our debt. For additional information concerning this transaction, see Note 6 to the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Report.

On June 17, 2003, we obtained a new accounts receivable securitization facility under which one of our subsidiaries can borrow up to $250 million against a collateral pool of accounts receivable. Upon obtaining this facility, we terminated our existing accounts receivable securitization facility. The borrowings under the new facility and the receivables in the collateral pool are included in the liabilities and assets, respectively, reflected on our consolidated balance sheet. However, such assets are only available to satisfy the obligations of the borrower subsidiary. As of September 30, 2003, there were no outstanding borrowings under the facility. The agreement governing this facility is scheduled to expire on September 30, 2006. For additional information concerning this facility, see Note 6 to the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Report.

On October 31, 2003, URI issued $125 million aggregate principal amount of unsecured 1 7/8% Convertible Senior Subordinated Notes for net proceeds of approximately $121 million (after deducting the initial purchasers’ discount and estimated offering expenses). The notes will mature on October 15, 2023. However, subject to certain conditions, each holder of the notes may, at the holder’s option, require us to repurchase the notes on each of October 15, 2010, October 15, 2013 and October 15, 2018 at a price equal to 100% of the principal amount thereof plus accrued interest. The notes are convertible, in certain cases, into our common stock at an initial rate of 38.952 shares per $1,000 principal amount which is equivalent to a conversion price of approximately $25.67 per share. These notes are unsecured and were issued by URI and guaranteed by Holdings. We intend to use the net proceeds from these notes to buy out existing equipment leases and/or for general corporate purposes. For additional information concerning this transaction, see Note 10 to the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Report.

On November 12, 2003, URI issued $525 million aggregate principal amount of 7 3/4% Senior Subordinated Notes which are due November 15, 2013 for net proceeds of approximately $523 million (after deducting the initial purchasers’ discount and estimated offering expenses). These notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, our domestic subsidiaries. We intend to use the net proceeds of this offering for the following purposes: (1) approximately $214.0 million to redeem $205.0 million face amount of our outstanding 8.8% Senior Subordinated Notes due 2008 at a redemption price of 104.4%; (2) approximately $209.5 million to redeem $200.0 million face amount of our outstanding 9 1/2% Senior Subordinated Notes due 2008 at a redemption price of 104.75%; and (3) the balance to buy out existing equipment leases and/or for general corporate purposes. We expect the note redemptions described above to be completed on or about December 12, 2003 and, until such time, we will continue to pay interest on the notes being redeemed. For additional information concerning this transaction, see Note 10 to the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Report.

Sources and Uses of Cash

During the first nine months of 2003, we (i) generated cash from operations of $326.5 million, (ii) generated cash from the sale of rental equipment of $121.0 million and (iii) obtained cash from borrowings, net of repayments, of approximately $32.0 million. We used cash during this period principally to (i) pay consideration for acquisitions of $5.0 million, (ii) purchase rental equipment of $320.6 million, (iii) purchase other property and equipment of $26.5 million, (iv) pay deposits on rental equipment purchases of $10.9 million, (v) buy out operating leases of $56.5 million, (vi) pay financing costs of $10.8 million and (vii) repurchase and retire shares of our convertible preferred securities of $3.6 million. Our aggregate amount of cash and cash equivalents increased by approximately $57.1 million as of September 30, 2003 from December 31, 2002.

Cash Requirements Related to Operations

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our revolving credit facility and receivables securitization facility. As of November 6, 2003, we had $436.4 million of borrowing capacity available under our $650 million revolving credit facility (reflecting outstanding loans of approximately $52.3 million and outstanding letters of credit in the amount of approximately $161.3 million). We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

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

The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We estimate that our capital expenditures for the year 2003 will be approximately $360 million for our existing operations. Of this amount, $347.1 million had been expended through September 30, 2003 (comprised of $320.6 million to replace rental equipment sold and $26.5 million to purchase non-rental equipment). We expect that we will fund such expenditures from proceeds from the sale of used equipment, cash generated from operations and, if required, borrowings available under our revolving credit facility.

We plan to increase the weighted average age of our fleet, which is 38 months, to approximately 42 months by the end of 2003. Over the longer term we may further increase the average age of our fleet to about 45 months. This plan reflects our belief that the optimum age of our fleet is somewhat higher than where it is today. In estimating the optimum age of our fleet, we have taken into account a number of factors, including our current estimates regarding the relationship between age and reliability and maintenance costs and the capital expenditures required to maintain the fleet at a particular age. We will continue to evaluate these factors and, if our estimates prove inaccurate, may modify our plan.

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

Certain Information Concerning Contractual Obligations

The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of September 30, 2003. The data in the table below does not reflect the two note offerings that we completed subsequent to September 30, 2003 as described above. Giving effect to the expected use of a portion of the net proceeds from such offerings to redeem outstanding notes as described above, the debt due in 2008 would be reduced to approximately $868.2 million and the debt coming due thereafter would be increased to approximately $954.3 million.

	Remainder of 2003	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Debt excluding capital leases(1)	$2,234	$6,861	$524	$159,826	$531,563	$1,270,703	$551,759	$2,523,470
Capital leases(1)	2,828	9,814	9,001	6,372	3,258	1,092	96	32,461
Operating leases(1):
Real estate	17,080	64,375	56,790	51,872	47,277	37,609	90,474	365,477
Rental equipment	66,806	78,188	60,246	264,361	40,065			509,666
Other equipment	5,495	16,532	5,258	2,063	1,072	357		30,777
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust							221,550	221,550
Purchase obligations
Other long-term obligations

Total	$94,443	$175,770	$131,819	$484,494	$623,235	$1,309,761	$863,879	$3,683,401

(1)	The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases plus the maximum potential guarantee amounts discussed below under “—Certain Information Concerning Off-Balance Sheet Arrangements—Operating Leases.”

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

If the average closing price for our common stock is at least $20.00 for at least 20 consecutive trading days, then an aggregate of approximately 400,000 restricted shares held by executive officers will automatically vest. Upon the vesting of such shares, we will incur a non-cash charge equal to the unamortized portion of the deferred compensation charge associated with the award of such shares. For example, if the vesting were to occur in the fourth quarter of 2003, we would incur a non-cash charge of approximately $7.0 million.

Operating Leases.    We lease real estate, rental equipment and non-rental equipment under operating leases as a regular business activity. As part of many of our equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. The use of these guarantees helps to lower our monthly operating lease payments. We do not know at this time the extent to which the actual residual values may be less than the guaranteed residual values and, accordingly, cannot quantify the amount that we will be required to pay, if any, under these guarantees. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $298.4 million. This potential liability was not reflected on our balance sheet as of September 30, 2003 or any prior date. For additional information concerning lease payment obligations under our operating leases, see “—Certain Information Concerning Contractual Obligations” above.

We recently completed two financing transactions and, as described above, expect to use a portion of the net proceeds to buy-out existing equipment leases. For further information, see “—Liquidity and Capital Resources—Recent Financing Transactions.” The buy-out price for a lease will generally equal the amount of the remaining lease obligation plus any early termination fee required by the lessor. In connection with each buy-out, we will be required to record a charge equal to the difference between the buy-out price and the fair market value of the equipment acquired. We have not finalized the terms of any buy-out and, accordingly, cannot quantify at this time the amount of the charges we will incur. However, based on a preliminary assessment of the leases we are considering buying out, we estimate that the aggregate charges will be approximately $100 million (approximately $70 million to $80 million of which represents the estimated difference between the remaining lease obligations and the fair market value of the equipment and the balance of which represents estimated early termination fees). The actual amount of aggregate charges could be materially higher or lower.

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

Impact of Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This standard rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This standard also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This standard amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency related to the required accounting for sale-leaseback transactions and certain lease modifications. This standard also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted this standard on January 1, 2003, and reclassified a pre-tax extraordinary loss of approximately $18.1 million recognized during the second quarter of 2001 to operating income. The adoption of the remaining provisions of SFAS No. 145 did not have a material effect on our consolidated financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”). FIN 46 requires a VIE to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For entities created prior to February 1, 2003, the effective date of these requirements, which originally was July 1, 2003, has been deferred so as not to apply until the first period ending after December 15, 2003. The adoption of the provisions of this interpretation related to entities created after January 31, 2003 did not have a material effect on our statements of financial position or results of operations. We believe the adoption of the remaining provisions of this interpretation will not have a material effect on our statements of financial position or results of operations due to the modifications that were made to certain of our operating leases which were deemed to have been with VIEs.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This standard amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The provisions of this standard that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this standard regarding the provisions effective after June 30, 2003 did not have a material effect on our statements of financial position or operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard requires that financial instruments falling within the scope of this standard be classified as liabilities. This standard is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective with the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material effect on our statements of financial position or results of operations.

Factors that May Influence Future Results and Accuracy of Forward-Looking Statements

Sensitivity to Changes in Construction and Industrial Activities

Our general rental equipment is principally used in connection with construction and industrial activities and our traffic control equipment is principally used in connection with the construction or repair of roads and bridges and similar infrastructure projects. Weakness in our end markets, such as a decline in construction or industrial activity or a reduction in infrastructure projects, may lead to a decrease in the demand for our equipment or the prices that we can charge. Any such decrease could adversely affect our operating results by decreasing revenues and gross profit margins. For example, there have been significant declines in non-residential construction activity in 2002 and 2003 and reductions in government spending on infrastructure projects in several key states. This weakness in our end markets adversely affected our results in 2002 and the first nine months of 2003 as described above and in our Annual Report on Form 10-K for 2002.

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

Fluctuations of Operating Results

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors. These factors include:

•	seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

•	completion of acquisitions;

•	changes in the amount of revenue relating to renting traffic control equipment, since revenues from this equipment category tend to be more seasonal than the rest of our business;

•	changes in the size of our rental fleet or in the rate at which we sell our used equipment;

•	changes in government spending for infrastructure projects;

•	changes in demand for our equipment or the prices therefor due to changes in economic conditions, competition or other factors;

•	changes in the interest rates applicable to our floating rate debt;

•	increases in costs;

•	if we determine that a potential acquisition will not be consummated, the need to charge against earnings any expenditures relating to such transaction (such as financing commitment fees, merger and acquisition advisory fees and professional fees) previously capitalized;

•	the possible need, from time to time, to take goodwill write-offs as described below or other write-offs or special charges due to a variety of occurrences such as the adoption of new accounting standards, store consolidations or closings, the refinancing of existing indebtedness, the impairment of assets, the buy-out of equipment leases or the accelerated vesting of restricted stock awards.

Substantial Goodwill

At September 30, 2003, we had on our balance sheet net goodwill in the amount of $1,728.6 million, which represented approximately 35% of our total assets at such date. This goodwill is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair value of the net assets of those businesses. We are required to test our goodwill for impairment at least annually. In general, this means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill as an expense. Any write-off would reduce our total assets and shareholders’ equity and be a charge against income.

We test for goodwill impairment on a branch-by-branch basis rather than on an aggregate basis. This means that a goodwill write-off is required even if only one or a limited number of our branches has impairment as of the annual date of testing or at any other date when an indicator of impairment may exist and even if there is no impairment for all our branches on an aggregate basis. In addition, we assess impairment solely on the basis of recent historical performance and without reference to expected future performance. This means that, if the historical data for a branch indicates impairment, a goodwill write-off is required even when we believe that branch’s future performance will be significantly better. The fact that we test for impairment on a branch-by-branch basis and use only historical financial data in assessing impairment increases the likelihood that we will be required to take additional non-cash goodwill write-offs in the future. For example, as discussed above under “—Goodwill and Other Intangible Assets,” we expect to take a non-cash goodwill impairment charge in the fourth quarter of 2003.

Substantial Indebtedness

At September 30, 2003, our total indebtedness was approximately $2,555.9 million. Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

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

A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At September 30, 2003, taking into account our interest rate swap agreements, we had $1,181.4 million of variable rate indebtedness.

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

Labor Matters

We have approximately 1,300 employees that are represented by unions and covered by collective bargaining agreements. If we should experience a prolonged labor dispute involving a significant number of our employees, our ability to serve our customers could be adversely affected. Furthermore, our labor costs could increase as a result of the settlement of actual or threatened labor disputes.

Increase in the Average Age of our Fleet

In formulating our plan to increase the average age of our fleet during 2003 and possibly beyond, we have made estimates concerning the relationship between the age of our fleet and required maintenance costs. If our estimates are wrong, our operating results could be adversely affected because our maintenance expenses may be higher than anticipated.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We periodically utilize interest rate swap agreements to manage our exposure to changes in interest rates. At September 30, 2003, we had interest rate protection in the form of swap agreements with an aggregate notional amount of $1,330.0 million. The effect of some of these agreements is to limit our interest rate exposure to 9.5% on $200.0 million of our term loan through 2003 and 4.3% on $220.0 million of our term loan through 2003. The effect of the remainder of these agreements is to convert $910.0 million of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consist of; (i) $300.0 million of our 9 1/4% senior subordinated notes through 2009, (ii) $210.0 million of our December 2002 issued 10 3/4% senior notes through 2008, (iii) $200.0 million of our April 2003 issued 10 3/4% senior notes through 2008 and (iv) $200.0 million of our 9% senior subordinated notes through 2009.

We have the following indebtedness that bears interest at variable rates: (i) all borrowings under our $650 million revolving credit facility ($52.4 million outstanding as of September 30, 2003), (ii) our term loan ($639.0 million remaining outstanding as of September 30, 2003), and (iii) all borrowings under our $250 million accounts receivable securitization facility (none outstanding as of September 30, 2003). The weighted average interest rates applicable to our variable rate debt on September 30, 2003 were (i) 5.3% for the revolving credit facility (this is the Canadian rate since the amount outstanding was Canadian borrowings) and (ii) 4.1% for the term loan. Based upon the amount of variable rate debt outstanding, taking into account our interest rate swap agreements, as of September 30, 2003 (approximately $1,181.4 million in the aggregate), our annual earnings would decrease by approximately $6.8 million for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our revolving credit facility and receivables securitization facility from time to time. For additional information concerning the terms of our variable rate debt, see Note 9 to our notes to consolidated financial statements included in our 2002 Annual Report on Form 10-K.

Market risk relating to changes in foreign currency exchanges rates was reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2002. There has been no material change in this market risk since the end of the fiscal year 2002.

Item 4.    Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2003. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2003, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description of Exhibit

3(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3(b)	Certificate of Amendment to the United Rentals, Inc. Certificate of Incorporation dated September 29, 1998 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151).

3(c)	By-laws of United Rentals, Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.2 of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3(d)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001).

3(e)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(g) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001).

3(f)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed October 5, 2001).

3(g)	Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 to the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001).

3(h)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3(i)	By-laws of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4(a)*	Indenture dated October 31, 2003 among United Rentals (North America), Inc., United Rentals, Inc., as Guarantor, and The Bank of New York, as Trustee.

4(b)*	Indenture dated November 12, 2003 among United Rentals (North America), Inc., the Guarantors named therein, and The Bank of New York, as Trustee.

4(c)*	Registration Rights Agreement dated as of October 31, 2003, among United Rentals (North America), Inc., United Rentals, Inc., as Guarantor, and the initial purchasers named therein.

4(d)*	Registration Rights Agreement dated as of November 12, 2003, among United Rentals (North America), Inc., the guarantors named therein, and the initial purchasers named therein

Exhibit Number	Description of Exhibit

10(a)*	Purchase agreement dated October 28, 2003 relating to the initial sale by United Rentals (North America), Inc. of $125 million aggregate principal amount of 1 7/8% Convertible Senior Subordinated Notes due October 15, 2023.

10(b)*	Purchase agreement dated October 28, 2003 relating to the initial sale by United Rentals (North America), Inc. of $525 million aggregate principal amount of 7 3/4% Senior Subordinated Notes due 2013.

10(c)	Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 14, 2003, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (no. 1), ULC, the lenders party thereto, the Canadian collateral agent party thereto, JPMorgan Chase Bank, as U.S. administrative agent and J.P. Morgan Bank Canada, as Canadian administrative agent (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on August 22, 2003).

10(d)*	Fifth Amendment to the Amended and Restated Credit Agreement dated as of November 4, 2003, among United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals of Nova Scotia (no. 1), ULC, the lenders party thereto, JPMorgan Chase Bank, as U.S. administrative agent and J.P. Morgan Bank Canada, as Canadian administrative agent.

31(a)*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31(b)*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32(a)*	Certification by Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32(b)*	Certification by Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Filed herewith

(b)	Reports on Form 8-K:

1.	Form 8-K filed on July 24, 2003; Items 9 and 12 were reported.

2.	Form 8-K filed on August 22, 2003; Item 5 was reported.

3.	Form 8-K filed on September 30, 2003; Item 5 was reported.

4.	Form 8-K filed on October 23, 2003; Item 12 was reported.

5.	Form 8-K filed on October 28, 2003; Item 5 was reported.

6.	Form 8-K filed on October 29, 2003; Item 5 was reported.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2003	UNITED RENTALS, INC.

	By:	/S/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer (Principal Financial Officer)

Dated: November 14, 2003	UNITED RENTALS, INC.

	By:	/S/ JOSEPH B. SHERK
Joseph B. Sherk Vice President, Corporate Controller (Principal Accounting Officer)

Dated: November 14, 2003	UNITED RENTALS (NORTH AMERICA), INC.

	By:	/S/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer (Principal Financial Officer)

Dated: November 14, 2003	UNITED RENTALS (NORTH AMERICA), INC.

	By:	/S/ JOSEPH B. SHERK
Joseph B. Sherk Vice President, Corporate Controller (Principal Accounting Officer)