Form 10-Q
period 2004-06-30
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2004-08-09
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 1-14387

United Rentals, Inc.

Commission File No. 1-13663

United Rentals (North America), Inc.

(Exact names of registrants as specified in their charters)

Delaware	06-1522496
Delaware (State or other jurisdiction of incorporation or organization)	06-1493538 (I.R.S. Employer Identification Nos.)

Five Greenwich Office Park, Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

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

As of August 4, 2004, there were 77,750,980 shares of the United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

UNITED RENTALS

United Rentals is the largest equipment rental company in North America with a network of more than 730 rental locations in the United States, Canada and Mexico. We offer for rent over 600 types of equipment—everything from heavy machines to hand tools—to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others.

Our fleet of rental equipment, the largest in the world, includes over 500,000 units having an original purchase price of approximately $3.7 billion. The fleet includes:

•	General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment, material handling equipment, compressors, pumps and generators;

•	Aerial work platforms, such as scissor lifts and boom lifts;

•	General tools and light equipment, such as pressure washers, water pumps, heaters and hand tools;

•	Trench safety equipment for underground work, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment; and

•	Traffic control equipment, such as barricades, cones, warning lights, message boards and pavement marking systems.

In addition to renting equipment, we sell used rental equipment, act as a dealer for new equipment and sell related contractor supplies, parts and service.

Industry Background

We estimate that the U.S. equipment rental industry has grown from approximately $6.6 billion in annual rental revenues in 1990 to about $23.5 billion in 2003. This represents a compound annual growth rate of approximately 10.3%, although in 2002 and 2003 industry rental revenues decreased by about $1.3 billion from the level reached in 2001. This decrease reflected significant weakness in private non-residential construction activity, which declined 13% in 2002 and 7% in 2003 according to Department of Commerce data. Our industry is particularly sensitive to changes in private non-residential construction activity because to date the principal end market for rental equipment has been private non-residential construction.

We have recently begun to see early signs of a rebound in private non-residential construction. According to Department of Commerce data, private non-residential construction activity was up 2% in the first six months of 2004 compared with the same period last year. With a sustained rebound in private non-residential construction, we would expect to see our industry resume its long-term growth trend.

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

While the construction industry has to date been the principal user of rental equipment, industrial companies, utilities and others are increasingly using rental equipment for plant maintenance, plant turnarounds and other operations requiring the periodic use of equipment. We believe that over the long term, increasing rentals by the industrial sector could become a more significant factor in driving our industry’s growth.

Competitive Advantages

We believe that we benefit from the following competitive advantages:

Large and Diverse Rental Fleet.    Our rental fleet is the largest and most comprehensive in the industry, which allows us to

•	attract customers by providing “one-stop” shopping;

•	serve a diverse customer base and reduce our dependence on any particular customer or group of customers; and

•	serve customers who require substantial quantities and/or wide varieties of equipment.

Significant Purchasing Power.    We purchase large amounts of equipment, contractor supplies and other items, which enables us to negotiate favorable pricing, warranty and other terms with our vendors.

Operating Efficiencies.    We benefit from the following operating efficiencies:

Equipment Sharing Among Branches.    We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Each branch within a cluster can access all available equipment in the cluster area. This increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. In the second quarter of 2004, the sharing of equipment among branches accounted for approximately 13.2%, or $75 million, of our total rental revenue.

Ability to Transfer Equipment Among Branches.    The size of our branch network gives us the ability to take advantage of strength at a particular branch or in a particular region by permanently transferring underutilized equipment from weaker to stronger areas.

Consolidation of Common Functions.    We reduce costs through the consolidation of functions that are common to our more than 730 branches, such as payroll, accounts payable, benefits and risk management, information technology and credit and collection.

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

Geographic and Customer Diversity.    We have more than 730 branches in 47 states, seven Canadian provinces and Mexico and serve customers that range from Fortune 500 companies to small companies and homeowners. In 2003, our top ten customers accounted for less than 3% of our revenues. We believe that our geographic and customer diversity provide us with many advantages including: (1) enabling us to better serve National Account customers with multiple locations, (2) helping us achieve favorable resale prices by allowing us to access used equipment resale markets across the country, (3) reducing our dependence on any particular customer and (4) reducing the impact that fluctuations in regional economic conditions have on our overall financial performance.

National Account Program.    Our National Account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. We currently serve approximately 1,780 National Account customers.

Strong and Motivated Branch Management.    Each of our branches has a full-time branch manager who is supervised by a district manager from one of our 57 districts and a vice president from one of our nine regions. We believe that our managers are among the most knowledgeable and experienced in the industry, and we empower them—within budgetary guidelines—to make day-to-day decisions concerning branch matters. Senior management closely tracks branch, district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews. The compensation of branch managers and certain other branch personnel is linked to their branch’s financial performance and return on assets. This incentivizes branch personnel to control costs, optimize pricing, share equipment with other branches and manage fleet efficiently.

Risk Management and Safety Programs.    We believe that we have one of the most comprehensive risk management and safety programs in the industry. Our risk management department is staffed by experienced professionals and is responsible for implementing our safety programs and procedures, developing our employee and customer training programs and managing any claims against us.

UNITED RENTALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$72,384	$79,449
Accounts receivable, net of allowance for doubtful accounts of $47,433 in 2004 and $47,439 in 2003	495,056	499,433
Inventory	119,617	105,987
Prepaid expenses and other assets	125,369	118,145
Rental equipment, net	2,140,666	2,071,492
Property and equipment, net	416,406	406,601
Goodwill, net	1,461,841	1,437,809
Other intangible assets, net	1,903	3,225

	$4,833,242	$4,722,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$252,548	$150,796
Debt	2,868,110	2,817,088
Subordinated convertible debentures	221,550	221,550
Deferred taxes	119,685	165,052
Accrued expenses and other liabilities	295,628	226,780

Total liabilities	3,757,521	3,581,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$300,000 liquidation preference, 300,000 shares issued and outstanding	3	3
Series D perpetual convertible preferred stock—$150,000 liquidation preference, 150,000 shares issued and outstanding	2	2
Common stock—$.01 par value, 500,000,000 shares authorized, 77,713,311 shares issued and outstanding in 2004 and 77,150,277 in 2003	777	771
Additional paid-in capital	1,340,329	1,329,946
Deferred compensation	(23,073)	(25,646)
Accumulated deficit	(260,941)	(189,300)
Accumulated other comprehensive income	18,624	25,099

Total stockholders’ equity	1,075,721	1,140,875

	$4,833,242	$4,722,141

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
	(In thousands, except per share data)
Revenues:
Equipment rentals	$1,036,917	$994,035	$569,649	$550,387
Sales of rental equipment	110,897	76,586	55,499	41,506
Sales of equipment and contractor supplies and other revenues	272,939	249,286	150,892	136,163

Total revenues	1,420,753	1,319,907	776,040	728,056
Cost of revenues:
Cost of equipment rentals, excluding depreciation	558,451	549,457	293,671	297,053
Depreciation of rental equipment	183,453	163,166	92,695	82,423
Cost of rental equipment sales	77,222	50,948	39,791	27,693
Cost of equipment and contractor supplies sales and other operating costs	197,125	179,281	109,477	97,821

Total cost of revenues	1,016,251	942,852	535,634	504,990

Gross profit	404,502	377,055	240,406	223,066
Selling, general and administrative expenses	232,377	208,324	117,605	111,563
Non-rental depreciation and amortization	32,121	33,847	15,684	16,869

Operating income	140,004	134,884	107,117	94,634
Interest expense	80,319	105,376	34,377	54,401
Interest expense—subordinated convertible debentures	7,227		3,600
Preferred dividends of a subsidiary trust		7,362		3,681
Other (income) expense, net	173,463	(1,608)	12,561	(1,502)

Income (loss) before provision (benefit) for income taxes	(121,005)	23,754	56,579	38,054
Provision (benefit) for income taxes	(49,364)	9,086	21,617	14,663

Net income (loss)	$(71,641)	$14,668	$34,962	$23,391

Earnings (loss) per share:
Basic	$(0.93)	$0.19	$0.45	$0.30

Diluted	$(0.93)	$0.16	$0.36	$0.25

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Comprehensive Loss	Accumulated Other Comprehensive Income
			Number of Shares	Amount
	(In thousands)
Balance, December 31, 2003	$3	$2	77,150	$771	$1,329,946	$(25,646)	$(189,300)		$25,099
Comprehensive income (loss):
Net loss							(71,641)	$(71,641)
Other comprehensive income (loss):
Foreign currency translation adjustments								(6,320)	(6,320)
Derivatives qualifying as hedges, net of tax								(155)	(155)

Comprehensive loss								$(78,116)

Issuance of common stock under deferred compensation plans, net of forfeitures			584	6	9,129	(9,135)
Exercise of common stock options and warrants			227	2	3,995
Amortization of stock compensation					805	11,708
Tax benefit related to vesting of restricted stock					1,074
Shares repurchased and retired			(248)	(2)	(4,620)

Balance, June 30, 2004	$3	$2	77,713	$777	$1,340,329	$(23,073)	$(260,941)		$18,624

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(71,641)	$14,668
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	215,574	197,013
Gain on sales of rental equipment	(33,675)	(25,638)
Deferred taxes	(49,364)	4,780
Amortization of deferred compensation	12,513	9,409
Repurchase premiums for debt refinancing	150,255
Changes in operating assets and liabilities:
Accounts receivable	7,544	(22,411)
Inventory	3,510	(8,369)
Prepaid expenses and other assets	23,272	(5,721)
Accounts payable	101,396	10,495
Accrued expenses and other liabilities	(354)	5,916

Net cash provided by operating activities	359,030	180,142
Cash Flows From Investing Activities:
Purchases of rental equipment	(321,743)	(265,673)
Purchases of property and equipment	(37,788)	(23,962)
Proceeds from sales of rental equipment	110,897	76,586
Deposits on rental equipment purchases		(12,361)
Purchases of other companies	(60,947)	(4,527)

Net cash used in investing activities	(309,581)	(229,937)
Cash Flows From Financing Activities:
Proceeds from debt	2,187,868	244,446
Payments of debt	(2,207,760)	(187,117)
Payments of financing costs	(35,498)	(7,517)
Shares repurchased and retired	(4,622)
Proceeds from the exercise of common stock options and warrants	3,110

Net cash provided by (used in) financing activities	(56,902)	49,812
Effect of foreign exchange rates	388	11,155

Net increase (decrease) in cash and cash equivalents	(7,065)	11,172
Cash and cash equivalents at beginning of period	79,449	19,231

Cash and cash equivalents at end of period	$72,384	$30,403

Supplemental disclosure of cash flow information:
Cash paid for interest	$90,090	$111,106
Cash paid for income taxes, net of refunds	$574	$790

Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$66,078	$3,314
Liabilities assumed	(5,788)	(50)

	60,290	3,264
Due to seller and other payments	657	1,263

Net cash paid	$60,947	$4,527

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$72,384	$79,449
Accounts receivable, net of allowance for doubtful accounts of $47,433 in 2004 and $47,439 in 2003	495,056	499,433
Inventory	119,617	105,987
Prepaid expenses and other assets	117,383	109,992
Rental equipment, net	2,140,666	2,071,492
Property and equipment, net	393,953	381,345
Goodwill, net	1,461,841	1,437,809
Other intangible assets, net	1,903	3,225

	$4,802,803	$4,688,732

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable	$252,548	$150,796
Debt	2,868,110	2,817,088
Deferred taxes	119,685	165,052
Accrued expenses and other liabilities	350,736	264,067

Total liabilities	3,591,079	3,397,003
Commitments and contingencies
Stockholder’s equity:
Common stock—$.01 par value, 3,000 shares authorized, 1,000 shares issued and outstanding
Additional paid-in capital	1,586,045	1,582,935
Accumulated deficit	(392,945)	(316,305)
Accumulated other comprehensive income	18,624	25,099

Total stockholder’s equity	1,211,724	1,291,729

	$4,802,803	$4,688,732

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
	(In thousands)
Revenues:
Equipment rentals	$1,036,917	$994,035	$569,649	$550,387
Sales of rental equipment	110,897	76,586	55,499	41,506
Sales of equipment and contractor supplies and other revenues	272,939	249,286	150,892	136,163

Total revenues	1,420,753	1,319,907	776,040	728,056
Cost of revenues:
Cost of equipment rentals, excluding depreciation	558,451	549,457	293,671	297,053
Depreciation of rental equipment	183,453	163,166	92,695	82,423
Cost of rental equipment sales	77,222	50,948	39,791	27,693
Cost of equipment and contractor supplies sales and other operating costs	197,125	179,281	109,477	97,821

Total cost of revenues	1,016,251	942,852	535,634	504,990

Gross profit	404,502	377,055	240,406	223,066
Selling, general and administrative expenses	232,377	208,324	117,605	111,563
Non-rental depreciation and amortization	28,220	29,329	13,782	14,884

Operating income	143,905	139,402	109,019	96,619
Interest expense	80,319	105,376	34,377	54,401
Other (income) expense, net	173,463	(1,608)	12,561	(1,502)

Income (loss) before provision (benefit) for income taxes	(109,877)	35,634	62,081	43,720
Provision (benefit) for income taxes	(45,086)	13,676	23,743	16,830

Net income (loss)	$(64,791)	$21,958	$38,338	$26,890

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Accumulated Other Comprehensive Income
	Number of Shares	Amount
	(In thousands, except share data)
Balance, December 31, 2003	1,000		$1,582,935	$(316,305)		$25,099
Comprehensive income (loss):
Net loss				(64,791)	$(64,791)
Other comprehensive income (loss):
Foreign currency translation adjustments					(6,320)	(6,320)
Derivatives qualifying as hedges, net of tax					(155)	(155)

Comprehensive loss					$(71,266)

Contributed capital from parent			3,110
Dividend distributions to parent				(11,849)

Balance, June 30, 2004	1,000		$1,586,045	$(392,945)		$18,624

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(64,791)	$21,958
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	211,673	192,495
Gain on sales of rental equipment	(33,675)	(25,638)
Deferred taxes	(45,107)	4,780
Repurchase premiums for debt refinancing	150,255
Changes in operating assets and liabilities:
Accounts receivable	7,544	(22,411)
Inventory	3,510	(8,369)
Prepaid expenses and other assets	22,126	(2,516)
Accounts payable	101,396	10,495
Accrued expenses and other liabilities	11,250	13,955

Net cash provided by operating activities	364,181	184,749

Cash Flows From Investing Activities:
Purchases of rental equipment	(321,743)	(265,673)
Purchases of property and equipment	(35,712)	(21,207)
Proceeds from sales of rental equipment	110,897	76,586
Deposits on rental equipment purchases		(12,361)
Purchases of other companies	(60,947)	(4,527)

Net cash used in investing activities	(307,505)	(227,182)

Cash Flows From Financing Activities:
Proceeds from debt	2,187,868	244,446
Payments of debt	(2,207,760)	(187,117)
Payments of financing costs	(35,498)	(7,517)
Capital contributions by parent	3,110
Dividend distributions to parent	(11,849)	(7,362)

Net cash provided by financing activities	(64,129)	42,450
Effect of foreign exchange rates	388	11,155

Net increase (decrease) in cash and cash equivalents	(7,065)	11,172
Cash and cash equivalents at beginning of period	79,449	19,231

Cash and cash equivalents at end of period	$72,384	$30,403

Supplemental disclosure of cash flow information:
Cash paid for interest	$82,890	$101,902
Cash paid for income taxes, net of refunds	$574	$790

Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$66,078	$3,314
Liabilities assumed	(5,788)	(50)

	60,290	3,264
Due to seller and other payments	657	1,263

Net cash paid	$60,947	$4,527

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

The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the six and three month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The Consolidated Financial Statements included herein should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. At June 30, 2004, the Company had six stock-based compensation plans. Since stock options are granted by the Company with exercise prices at or greater than the fair value of the shares at the date of grant, no compensation expense is recognized. Restricted stock awards granted by the Company are recognized as deferred compensation. The Company recognizes compensation expense related to these restricted stock awards over their vesting periods or earlier upon acceleration of vesting. During the second quarter of 2003, the Company accelerated the vesting of approximately 230,000 shares of restricted stock and in the first quarter of 2004 accelerated the vesting of approximately 400,000 shares of restricted stock. The following table provides additional information related to the Company’s stock-based compensation arrangements for the six and three months ended June 30, 2004 and 2003 (in thousands, except per share data):

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Net income (loss), as reported	$(71,641)	$14,668	$34,962	$23,391
Plus: Stock-based compensation expense included in reported net income (loss), net of tax	8,904	5,776	1,625	4,792
Less: Stock-based compensation expense determined using the fair value method, net of tax	(9,644)	(7,081)	(1,995)	(5,441)

Pro forma net income (loss)	$(72,381)	$13,363	$34,592	$22,742

Basic earnings (loss) per share:
As reported	$(0.93)	$0.19	$0.45	$0.30
Pro forma	$(0.94)	$0.17	$0.45	$0.30
Diluted earnings (loss) per share:
As reported	$(0.93)	$0.16	$0.36	$0.25
Pro forma	$(0.94)	$0.14	$0.35	$0.24

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”, revised December 2003), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”). FIN 46 requires a VIE to be consolidated by a parent company if that company is subject to the majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For entities created prior to February 1, 2003 the effective date of these requirements, which originally was July 1, 2003, was deferred so as not to apply until the first period ending after December 15, 2003. Upon adoption of this standard, as of December 31, 2003, the Company deconsolidated a subsidiary trust that had issued trust preferred securities. As a result of such deconsolidation (i) the trust preferred securities issued by the Company’s subsidiary trust, which had previously been reflected on the Company’s consolidated balance sheets, were removed from its consolidated balance sheets at December 31, 2003, (ii) the subordinated convertible debentures that the Company issued to the subsidiary trust, which previously had been eliminated in the Company’s consolidated balance sheets, were no longer eliminated in its consolidated balance sheets as of December 31, 2003 and (iii) commencing January 1, 2004, the interest on the subordinated convertible debentures is reflected as interest expense on the Company’s consolidated statement of operations instead of the dividends on the trust preferred securities. The carrying amount of the trust preferred securities removed from the consolidated balance sheets was the same as the carrying amount of the subordinated convertible debentures added to the consolidated balance sheets. However, the subordinated convertible debentures are reflected as a component of liabilities on the consolidated balance sheets at June 30, 2004 and December 31, 2003, whereas the trust preferred securities were reflected as a separate category prior to December 31, 2003. The adoption of this standard did not otherwise have an effect on the Company’s statements of financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This standard amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this standard that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this standard regarding the provisions effective after June 30, 2003 did not have an effect on the Company’s statements of financial position or operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard requires that financial instruments falling within the scope of this standard be classified as liabilities. This standard is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective with the first interim period beginning after June 15, 2003. The adoption of this standard did not have an effect on the Company’s statements of financial position or results of operations.

2.    Acquisitions

The Company completed one acquisition in each of (i) the six-month period ended June 30, 2004, and (ii) the year ended December 31, 2003. The results of operations of the businesses acquired in these acquisitions have been included in the Company’s results of operations from their respective acquisition dates.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2004, the Company acquired 843504 Alberta Ltd. (formerly known as Skyreach Equipment, Ltd.) with annual revenues of approximately $40 million for approximately $60 million.

The purchase prices for acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values at their respective acquisition dates. Purchase price allocations are subject to change when additional information concerning asset and liability valuations are completed. The preliminary purchase price allocations that are subject to change primarily consist of rental and non-rental equipment valuations. These allocations are finalized within 12 months of the acquisition date and are not expected to result in significant differences between the preliminary and final allocations.

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the six and three months ended June 30, 2004 and 2003 as though each acquisition which was consummated during the period January 1, 2003 to June 30, 2004 as mentioned above and in note 3 to the notes to consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K was made on January 1, 2003 (in thousands, except per share data):

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Revenues	$1,427,727	$1,341,653	$776,040	$741,005
Net income (loss)	$(73,783)	$11,821	$34,962	$21,337
Basic earnings (loss) per share	$(0.95)	$0.15	$0.45	$0.28

Diluted earnings (loss) per share	$(0.95)	$0.13	$0.36	$0.22

The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

3.    Goodwill and Other Intangible Assets

Changes in the Company’s carrying amount of goodwill for the first six months of 2004 are as follows (in thousands):

Balance at December 31, 2003	$1,437,809
Goodwill related to acquisitions	33,965
Foreign currency translation and other adjustments	(9,933)

Balance at June 30, 2004	$1,461,841

In accordance with SFAS No. 142, goodwill, which was previously amortized over 40 years, is no longer amortized. The Company’s approximately $1.9 million of other intangible assets will continue to be amortized over their estimated useful lives. The Company is required to periodically review its goodwill for impairment. In general this means that the Company must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on its balance sheet. If the fair value of the goodwill is less than the recorded value, the Company is required to write off the excess goodwill as expense.

The Company is generally required to review its goodwill for impairment annually. However, if events or circumstances suggest that its goodwill could be impaired, impairment testing may be required before the

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

scheduled annual impairment test. The next scheduled annual impairment test will be as of October 1, 2004. Over the past two years the Company has recorded significant goodwill write-offs, and it may need to record additional significant write-offs this year. Factors that may necessitate additional write-offs include continued weakness in the traffic control business which had a goodwill balance of approximately $140.5 million at June 30, 2004. Any additional significant write-off would have a material adverse effect on the Company’s results.

Other intangible assets consist of non-compete agreements and are amortized over periods ranging from three to eight years. The cost of other intangible assets and the related accumulated amortization as of June 30, 2004 were $18.4 million and $16.5 million, respectively ($1.9 million, net). Amortization expense of other intangible assets was $1.9 million for the first six months of 2004 and $1.8 million for the first six months of 2003.

As of June 30, 2004, estimated amortization expense of other intangible assets for the remainder of 2004 and for each of the next five years is as follows (in thousands):

Remainder of 2004	$374
2005	711
2006	487
2007	148
2008	135
2009	48

$1,903

4.    Restructuring Charges

The Company adopted a restructuring plan in 2001 and a second restructuring plan in 2002 as described below. In connection with these plans, the Company recorded restructuring charges of $28.9 million in 2001 (including a non-cash component of approximately $10.9 million) and $28.3 million in the fourth quarter of 2002 (including a non-cash component of approximately $2.5 million).

The 2001 plan involved the following principal elements: (i) 31 underperforming branches were closed or consolidated with other locations, (ii) five administrative offices were closed or consolidated with other locations; (iii) the reduction of the Company’s workforce by 489 through the termination of branch and administrative personnel and (iv) certain information technology hardware and software was no longer used.

The 2002 plan involved the following key elements: (i) 40 underperforming branches and five administrative offices were closed or consolidated with other locations; (ii) reduction of the Company’s workforce by 412 through the termination of branch and administrative personnel, and (iii) a certain information technology project was abandoned.

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

The aggregate balance of the 2001 and 2002 charges was $15.0 million as of June 30, 2004 consisting of $0.7 million for the 2001 charge and $14.3 million for the 2002 charge. The Company estimates that approximately $4.5 million of the aggregate amount will be incurred by December 31, 2004 and approximately $10.5 million will be paid in future periods.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of the restructuring charges are as follows (in thousands):

	Balance December 31, 2003	Activity in 2004	Balance June 30, 2004
Costs to vacate facilities	$14,960	$1,839	$13,121
Workforce reduction costs	1,756	199	1,557
Information technology costs	613	317	296

	$17,329	$2,355	$14,974

5.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Numerator:
Net income (loss)	$(71,641)	$14,668	$34,962	$23,391

Denominator:
Denominator for basic earnings per share—weighted-average shares	77,334	76,904	77,384	77,025
Effect of dilutive securities:
Employee stock options		65	1,053	107
Warrants		490	2,655	910
Restricted stock units			20
Series C perpetual convertible preferred stock		12,000	12,000	12,000
Series D perpetual convertible preferred stock		5,000	5,000	5,000

Denominator for diluted earnings per share—adjusted weighted-average shares	77,334	94,459	98,112	95,042

Earnings (loss) per share—basic	$(0.93)	$0.19	$0.45	$0.30

Earnings (loss) per share—diluted	$(0.93)	$0.16	$0.36	$0.25

The diluted share base for the six months of 2004, where the numerator represents a loss, excludes incremental weighted shares for the effect of dilutive securities due to their antidilutive effect.

6.    Comprehensive Income

The following table sets forth the Company’s comprehensive income (loss) (in thousands):

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Net income (loss)	$(71,641)	$14,668	$34,962	$23,391
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,320)	33,493	(5,107)	18,949
Derivatives qualifying as hedges, net of tax	(155)	2,611	(155)	1,248

Comprehensive income (loss)	$(78,116)	$50,772	$29,700	$43,588

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Segment Information

Commencing in the first quarter of 2004, the Company began to report data for two operating segments: general rentals and traffic control. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States, Canada and Mexico. The traffic control segment includes the rental of equipment for controlling traffic and related services and activities. The traffic control segment’s customers include construction companies involved in infrastructure projects and municipalities. The traffic control segment operates in the United States. In the tables below, the Company has restated its segment information for prior periods to reflect the change in operating segments. The new segments align the Company’s external segment reporting to how management evaluates and allocates resources and provide more transparent disclosure to the Company’s investors. The Company evaluates segment performance based on segment operating results. The change in segments was attributable to a change in the role of the chief operating decision maker as defined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies in note 2 to the notes to consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K. Certain corporate costs, including those related to selling, finance, legal, risk management, human resources, corporate management and information technology systems, are deemed to be of an operating nature and are allocated to each of the operating segments. The charge for the vesting of restricted stock granted to executives in 2001 has not been allocated to either segment.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth financial information by operating segment (in thousands):

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Total Revenues
General rentals	$1,308,725	$1,172,798	$709,397	$634,086
Traffic control	112,028	147,109	66,643	93,970

Total revenues	$1,420,753	$1,319,907	$776,040	$728,056

Total Depreciation and Amortization Expense
General rentals	$202,544	$183,799	$101,890	$92,716
Traffic control	13,030	13,214	6,489	6,576

Total depreciation and amortization expense	$215,574	$197,013	$108,379	$99,292

Segment Operating Income (Loss)
General rentals	$171,945	$137,246	$118,294	$88,578
Traffic control	(24,960)	(2,362)	(11,177)	6,056

Segment operating income	$146,985	$134,884	$107,117	$94,634

Total Capital Expenditures
General rentals	$348,594	$276,064	$180,406	$167,161
Traffic control	10,937	13,571	7,900	11,090

Total capital expenditures	$359,531	$289,635	$188,306	$178,251

	June 30, 2004	December 31, 2003
Total Assets
General rentals	$4,484,606	$4,348,012
Traffic control	348,636	374,129

Total assets	$4,833,242	$4,722,141

The following table sets forth a reconciliation between segment operating income and loss before income taxes (in thousands):

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Segment operating income	$146,985	$134,884	$107,117	$94,634
Vesting of restricted shares granted in 2001 (included in selling, general and administrative expenses)	6,981

Operating income	140,004	134,884	107,117	94,634
Interest expense	80,319	105,376	34,377	54,401
Interest expense—subordinated convertible debentures	7,227		3,600
Preferred dividends of a subsidiary trust		7,362		3,681
Other (income) expense, net	173,463	(1,608)	12,561	(1,502)

Income (loss) before provision (benefit) for income taxes	$(121,005)	$23,754	$56,579	$38,054

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Financing Transactions

The Company refinanced approximately $2.1 billion of its debt in 2004. As part of this refinancing, the Company:

•	obtained a new senior secured credit facility to replace the senior secured credit facility the Company previously had in place;

•	sold $1 billion of 6 1/2% Senior Notes Due 2012;

•	sold $375 million of 7% Senior Subordinated Notes Due 2014;

•	repaid $639 million of term loans and $52 million of borrowings that were outstanding under the old credit facility;

•	repurchased $845 million principal amount of the Company’s 10 3/4% Senior Notes Due 2008 (the “10 3/4% Notes”), pursuant to a tender offer;

•	redeemed $300 million principal amount of the Company’s outstanding 9 1/4% Senior Subordinated Notes Due 2009 (the “9 1/4% Notes”); and

•	redeemed $250 million principal amount of the Company’s outstanding 9% Senior Subordinated Notes Due 2009 (the “9% Notes”).

The refinancing described above was completed during the first quarter of 2004, except that (i) the redemption of the 9% Notes was completed April 1, 2004 and (ii) a portion of the term loan that is part of the new senior secured credit facility was drawn on such date.

In connection with the refinancings in 2004, the Company incurred aggregate pre-tax charges of approximately $161 million in the first quarter and incurred additional charges of approximately $11 million in the second quarter. These charges are attributable primarily to (i) the redemption and tender premiums for notes redeemed or repurchased as part of the refinancing and (ii) the write-off of previously capitalized costs relating to the debt refinanced. These charges were recorded in other (income) expense, net.

7% Senior Subordinated Notes.    In January 2004, as part of the refinancing in 2004 described above, URI issued $375 million aggregate principal amount of 7% Senior Subordinated Notes (the “7% Notes”) which are due February 15, 2014. The net proceeds from the sale of the 7% Notes were approximately $369 million (after deducting the initial purchasers’ discount and offering expenses). The 7% Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URI’s domestic subsidiaries. The 7% Notes mature on February 15, 2014 and may be redeemed by URI on or after February 15, 2009, at specified redemption prices that range from 103.5% in 2009 to 100.0% in 2012 and thereafter. In addition, on or prior to February 15, 2007, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 7% Notes at a redemption price of 107.0%. The indenture governing the 7% Notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) the Company’s ability to consolidate, merge or sell all or substantially all of its assets.

6 1/2% Senior Notes.    In February 2004, as part of the refinancing in 2004 described above, URI issued $1 billion aggregate principal amount of 6 1/2% Senior Notes (the “6 1/2% Notes”) which are due February 15, 2012. The net proceeds from the sale of the 6 1/2% Notes were approximately $984 million (after deducting the initial purchasers’ discount and offering expenses). The 6 1/2% Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URI’s domestic subsidiaries. The 6 1/2% Notes mature on February 15, 2012

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and may be redeemed by URI on or after February 15, 2008, at specified redemption prices that range from 103.25% in 2008 to 100.0% in 2010 and thereafter. In addition, on or prior to February 15, 2007, URI may, at its option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 6 1/2% Notes at a redemption price of 106.5%. The indenture governing the 6 1/2% Notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales, (viii) the Company’s ability to consolidate, merge or sell all or substantially all of its assets and (ix) sale-leaseback transactions.

New Credit Facility.    In the first quarter of 2004, as part of the refinancing in 2004 described above, the Company obtained a new senior secured credit facility. The new facility includes (i) a $650 million revolving credit facility, (ii) a $150 million institutional letter of credit facility and (iii) a $750 million term loan. The revolving credit facility, institutional letter of credit facility and term loan are governed by the same credit agreement. Set forth below is certain additional information concerning the revolving credit facility, institutional letter of credit facility and term loan.

Revolving Credit Facility.    The revolving credit facility enables URI to borrow up to $650 million on a revolving basis and enables certain of the Company’s Canadian subsidiaries to borrow up to $150 million (provided that the aggregate borrowings of URI and the Canadian subsidiaries may not exceed $650 million). A portion of the revolving credit facility, up to $250 million, is available in the form of letters of credit. The revolving credit facility is scheduled to mature and terminate in February 2009. As of June 30, 2004, the outstanding borrowings under this facility was approximately $90 million and the face amount of undrawn letters of credit obtained under this facility was approximately $56 million.

Institutional Letter of Credit Facility (“ILCF”).    The ILCF provides for up to $150 million in letters of credit. The ILCF is in addition to the letter of credit capacity under the revolving credit facility. The total combined letter of credit capacity under the revolving credit facility and the ILCF is $400 million. Subject to certain conditions, all or part of the ILCF may be converted into term loans. The ILCF is scheduled to terminate in February 2011.

Term Loan.    The term loan was obtained in two draws. An initial draw of $550 million was obtained upon the closing of the credit facility in February 2004 and an additional $200 million was obtained on April 1, 2004. Amounts repaid in respect of the term loan may not be reborrowed.

The term loan must be repaid in installments as follows: (i) during the period from and including June 30, 2004 to and including March 31, 2010, URI must repay on each March 31, June 30, September 30 and December 31 of each year an amount equal to one-fourth of 1% of the original aggregate principal amount of the term loan and (ii) URI must repay on each of June 30, 2010, September 30, 2010, December 31, 2010, and February 14, 2011 an amount equal to 23.5% of the original aggregate principal amount of the term loan.

Interest.    Borrowings by URI under the revolving credit facility accrue interest, at URI’s option, at either (A) the ABR rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% and (ii) JPMorgan Chase Bank’s prime rate) plus a margin of 1.25%, or (B) an adjusted LIBOR rate plus a margin of 2.25%. The above interest rate margins are adjusted quarterly based on the Company’s Funded Debt to Cash Flow Ratio, up to the maximum margins described in the preceding sentence and down to minimum margins of 0.75% and 1.75% for revolving loans based on the ABR rate and the adjusted LIBOR rate, respectively.

Canadian dollar borrowings under the revolving credit facility accrue interest, at the borrower’s option, at either (A) the Canadian prime rate (which is equal to the greater of (i) the CDOR rate plus 1% and (ii) JPMorgan

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chase Bank, Toronto Branch’s prime rate) plus a margin of 1.25%, or (B) the B/A rate (which is equal to JPMorgan Chase Bank, Toronto Branch’s B/A rate) plus a margin of 2.25%. These above interest rate margins are adjusted quarterly based on the Company’s Funded Debt to Cash Flow Ratio, up to the maximum margins described in the preceding sentence and down to minimum margins of 0.75% and 1.75% for revolving loans based on the Canadian prime rate and the B/A rate, respectively.

URI is also required to pay the lenders a commitment fee equal to 0.5% per annum in respect of undrawn commitments under the revolving credit facility.

Borrowings under the term loan accrue interest, at URI’s option, at either (a) the ABR rate (which is equal to the greater of (i) the Federal Funds Rate plus 0.5% and (ii) JPMorgan Chase Bank’s prime rate) plus a margin of 1.25%, or (b) an adjusted LIBOR rate plus a margin of 2.25% (which margins may be reduced to 1.00% and 2.00%, respectively, for certain periods based on our Funded Debt to Cash Flow Ratio).

If at any time an event of default under the credit agreement exists, the interest rate applicable to each revolving loan and term loan will be based on the highest margins described above plus 2%. URI is required to pay a fee which accrues at the rate of 0.10% per annum on the amount of the ILCF. In addition, URI is required to pay participation fees and fronting fees in respect of letters of credit. For letters of credit obtained under the ILCF, these fees accrue at the rate of 2.25% and 0.25% per annum, respectively.

Covenants.    Under the agreement governing the Company’s senior secured credit facility, the Company is required to, among other things, satisfy certain financial tests relating to: (a) interest coverage ratio, (b) the ratio of funded debt to cash flow, (c) the ratio of senior secured debt to tangible assets and (d) the ratio of senior secured debt to cash flow. If the Company is unable to satisfy any of these covenants, the lenders could elect to terminate the credit facility and require the Company to repay the outstanding borrowings under the credit facility. The Company is also subject to various other covenants under the agreements governing its credit facility and other indebtedness. These covenants limit or prohibit, among other things, the Company’s ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, create liens, make acquisitions, sell assets and engage in mergers and acquisitions.

Interest Rate Swap and Cap Agreements.    As of June 30, 2004, the Company had swap agreements with an aggregate notional amount of $1,345 million. The effect of these agreements was to convert $1,345 million of the Company’s fixed rate notes to floating rate instruments. The fixed rate notes converted consist of: (i) $445 million of our 6 1/2% senior notes through 2012, (ii) $525 million of our 7 3/4% senior subordinated notes through 2013 and (iii) $375 million of our 7% senior subordinated notes through 2014. The Company’s swap agreements that convert its fixed rate notes to floating rate instruments are designated as fair value hedges. Changes in the fair values of the Company’s fair value hedges, as well as the offsetting fair value changes in the hedged items, are recorded on the statement of operations. There was no ineffectiveness related to the Company’s fair value hedges.

As of June 30, 2004, the Company had an interest rate cap agreement that effectively limits the interest rate on $75 million of its term loan to a maximum of 6.25% through June 2007. Subsequent to June 30, 2004, the Company entered into additional interest rate cap agreements that effectively limits the interest rate on an additional $525 million of its term loan to a maximum of 4.25% through June 2005, 5.25% through June 2006 and 6.25% through June 2007. The foregoing cap agreements would apply whenever the interest rate on the term loan (including the applicable margin spread) exceeds the applicable maximum interest rate specified by the relevant cap agreement. The Company’s cap agreements are designated as cash flow hedges. Changes in the fair values of the Company’s cash flow hedges are recorded in other comprehensive income and reclassified into earnings in the same periods during which the hedged transactions affect earnings. There was no ineffectiveness related to the Company’s cash flow hedges.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Restricted Stock and Operating Leases

Restricted Stock

The Company has granted to employees other than executive officers and directors approximately 900,000 shares of restricted stock that contain the following provisions. The shares vest in 2005, 2006 or 2007 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. If a holder of restricted stock sells his stock and receives sales proceeds that are less than a specified guaranteed amount set forth in the grant instrument, the Company has agreed to pay the holder the shortfall between the amount received and such specified amount. However, the foregoing only applies to sales that are made within five trading days of the vesting date. The specified guaranteed amount is (i) $27.26 per share with respect to approximately 300,000 shares scheduled to vest in 2005, (ii) $9.18 per share with respect to approximately 400,000 shares scheduled to vest in 2006 and (iii) $17.20 per share with respect to approximately 200,000 shares scheduled to vest in 2007.

Operating Leases

As part of certain of its equipment operating leases, the Company guarantees that the value of the equipment at the end of the lease term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then the Company’s maximum potential liability under these guarantees would be approximately $37.1 million. The Company does not know at this time the extent to which the actual residual values may be less than the guaranteed residual values and, accordingly, cannot quantify the amount that it will be required to pay, if any, under these guarantees. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” this potential liability was not reflected on the Company’s balance sheet as of June 30, 2004, or any prior date because the leases associated with such guarantees were entered into prior to January 1, 2003.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

URI, a wholly owned subsidiary of Holdings (the “Parent”), has outstanding (i) certain indebtedness that is guaranteed by the Parent and (ii) certain indebtedness that is guaranteed by both Parent and substantially all of URI’s United States subsidiaries (the “guarantor subsidiaries”). However, this indebtedness is not guaranteed by URI’s foreign subsidiaries (the “non-guarantor subsidiaries”) and certain of its United States subsidiaries. The guarantor subsidiaries are all 100%-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of June 30, 2004 and December 31, 2003, and for each of the six and three month periods ended June 30, 2004 and 2003, are presented. The condensed consolidating financial information of the Company and its subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2004

	Parent	URI	Domestic	Foreign	Other & Elims	Total

ASSETS
Cash and cash equivalents			$65,694	$6,690		$72,384
Accounts receivable, net		$41,438	413,185	40,433		495,056
Intercompany receivable (payable)		575,078	(431,642)	(143,436)
Inventory		43,931	68,790	6,896		119,617
Prepaid expenses and other assets		36,836	79,125	1,422		117,383
Rental equipment, net		1,180,421	780,506	179,739		2,140,666
Property and equipment, net	$22,453	118,817	254,482	20,654		416,406
Investment in subsidiaries	1,274,818	2,090,923			$(3,357,755)	7,986
Intangible assets, net		196,012	1,156,236	111,496		1,463,744

	$1,297,271	$4,283,456	$2,386,376	$223,894	$(3,357,755)	$4,833,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable		$34,807	$201,024	$16,717		$252,548
Debt		2,846,322	(69,976)	91,764		2,868,110
Subordinated convertible debentures	$221,550					221,550
Deferred taxes		95,677	(805)	24,813		119,685
Accrued expenses and other liabilities		132,927	213,726	4,083	$(55,108)	295,628

Total liabilities	221,550	3,109,733	343,969	137,377	(55,108)	3,757,521
Commitments and contingencies
Stockholders’ equity:
Preferred stock	5					5
Common stock	777					777
Additional paid-in capital	1,340,329	1,566,668	1,906,148	68,395	(3,541,211)	1,340,329
Deferred compensation	(23,073)					(23,073)
Retained earnings	(260,941)	(392,945)	136,259	(502)	257,188	(260,941)
Accumulated translation adjustments	18,624			18,624	(18,624)	18,624

Total stockholders’ equity	1,075,721	1,173,723	2,042,407	86,517	(3,302,647)	1,075,721

	$1,297,271	$4,283,456	$2,386,376	$223,894	$(3,357,755)	$4,833,242

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
ASSETS
Cash and cash equivalents		$42,066	$32,339	$5,044		$79,449
Accounts receivable, net		14,198	445,984	39,251		499,433
Intercompany receivable (payable)		434,759	(303,585)	(131,174)
Inventory		43,683	55,910	6,394		105,987
Prepaid expenses and other assets		32,981	73,648	3,363		109,992
Rental equipment, net		1,242,652	672,497	156,343		2,071,492
Property and equipment, net	$25,256	109,831	253,814	17,700		406,601
Investment in subsidiaries	1,337,169	2,066,111			$(3,395,127)	8,153
Intangible assets, net		315,419	1,045,990	79,625		1,441,034

	$1,362,425	$4,301,700	$2,276,597	$176,546	$(3,395,127)	$4,722,141

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable		$32,529	$106,814	$11,453		$150,796
Debt		2,758,417	6,079	52,592		2,817,088
Subordinated convertible debentures	$221,550					221,550
Deferred taxes		151,410	(805)	14,447		165,052
Accrued expenses and other liabilities		112,137	145,200	6,730	$(37,287)	226,780

Total liabilities	221,550	3,054,493	257,288	85,222	(37,287)	3,581,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock	5					5
Common stock	771					771
Additional paid-in capital	1,329,946	1,563,512	1,903,038	68,395	(3,534,945)	1,329,946
Deferred compensation	(25,646)					(25,646)
(Accumulated deficit) retained earnings	(189,300)	(316,305)	116,271	(2,170)	202,204	(189,300)
Accumulated other comprehensive income	25,099			25,099	(25,099)	25,099

Total stockholders’ equity	1,140,875	1,247,207	2,019,309	91,324	(3,357,840)	1,140,875

	$1,362,425	$4,301,700	$2,276,597	$176,546	$(3,395,127)	$4,722,141

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Six Months Ended June 30, 2004
	Parent	URI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$475,570	$492,439	$68,908		$1,036,917
Sales of rental equipment		50,227	49,583	11,087		110,897
Sales of equipment and contractor supplies and other revenues		133,059	115,887	23,993		272,939

Total revenues		658,856	657,909	103,988		1,420,753
Cost of revenues:
Cost of equipment rentals, excluding depreciation		222,733	299,381	36,337		558,451
Depreciation of rental equipment		89,299	78,026	16,128		183,453
Cost of rental equipment sales		35,167	34,777	7,278		77,222
Cost of equipment and contractor supplies sales and other operating costs		94,028	85,666	17,431		197,125

Total cost of revenues		441,227	497,850	77,174		1,016,251

Gross profit		217,629	160,059	26,814		404,502
Selling, general and administrative expenses		100,201	114,815	17,361		232,377
Non-rental depreciation and amortization	$3,901	13,069	13,428	1,723		32,121

Operating income (loss)	(3,901)	104,359	31,816	7,730		140,004
Interest expense	7,227	77,313	1,041	1,965	$(7,227)	80,319
Interest expense—subordinated convertible debentures					7,227	7,227
Other (income) expense, net		171,585	(1,105)	2,983		173,463

Income (loss) before provision (benefit) for income taxes	(11,128)	(144,539)	31,880	2,782		(121,005)
Provision (benefit) for income taxes	(4,278)	(58,092)	11,892	1,114		(49,364)

Income (loss) before equity in net earnings of subsidiaries	(6,850)	(86,447)	19,988	1,668		(71,641)
Equity in net earnings of subsidiaries	(64,791)	21,656			43,135

Net income (loss)	$(71,641)	$(64,791)	$19,988	$1,668	$43,135	$(71,641)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Six Months Ended June 30, 2003
	Parent	URI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$434,984	$498,895	$60,156		$994,035
Sales of rental equipment		34,160	35,638	6,788		76,586
Sales of equipment and contractor supplies and other revenues		118,254	112,059	18,973		249,286

Total revenues		587,398	646,592	85,917		1,319,907
Cost of revenues:
Cost of equipment rentals, excluding depreciation		216,754	301,116	31,587		549,457
Depreciation of rental equipment		77,948	72,097	13,121		163,166
Cost of rental equipment sales		22,679	24,319	3,950		50,948
Cost of equipment and contractor supplies sales and other operating costs		85,782	79,376	14,123		179,281

Total cost of revenues		403,163	476,908	62,781		942,852

Gross profit		184,235	169,684	23,136		377,055
Selling, general and administrative expenses		97,067	97,184	14,073		208,324
Non-rental depreciation and amortization	$4,352	15,137	12,730	1,462	$166	33,847

Operating income (loss)	(4,352)	72,031	59,770	7,601	(166)	134,884
Interest expense	7,362	102,245	1,288	1,843	(7,362)	105,376
Preferred dividends of a subsidiary trust					7,362	7,362
Other (income) expense, net		5,784	(7,766)	374		(1,608)

Income (loss) before provision (benefit) for income taxes	(11,714)	(35,998)	66,248	5,384	(166)	23,754
Provision (benefit) for income taxes	(4,526)	(13,982)	25,493	2,165	(64)	9,086

Income (loss) before equity in net income (loss) of subsidiaries	(7,188)	(22,016)	40,755	3,219	(102)	14,668
Equity in net income (loss) of subsidiaries	21,856	43,974			(65,830)

Net income	$14,668	$21,958	$40,755	$3,219	$(65,932)	$14,668

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2004
	Parent	URI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$258,005	$273,885	$37,759		$569,649
Sales of rental equipment		23,292	25,590	6,617		55,499
Sales of equipment and contractor supplies and other revenues		71,963	66,296	12,633		150,892

Total revenues		353,260	365,771	57,009		776,040
Cost of revenues:
Cost of equipment rentals, excluding depreciation		112,598	162,283	18,790		293,671
Depreciation of rental equipment		44,981	39,183	8,531		92,695
Cost of rental equipment sales		16,796	18,249	4,746		39,791
Cost of equipment and contractor supplies sales and other operating costs		51,896	48,428	9,153		109,477

Total cost of revenues		226,271	268,143	41,220		535,634

Gross profit		126,989	97,628	15,789		240,406
Selling, general and administrative expenses		50,615	58,597	8,393		117,605
Non-rental depreciation and amortization	$1,902	6,385	6,524	873		15,684

Operating income (loss)	(1,902)	69,989	32,507	6,523		107,117
Interest expense	3,600	32,906	418	1,053	$(3,600)	34,377
Interest expense—subordinated convertible debentures					3,600	3,600
Other (income) expense, net		10,785	1,312	464		12,561

Income (loss) before provision (benefit) for income taxes	(5,502)	26,298	30,777	5,006		56,579
Provision (benefit) for income taxes	(2,126)	10,410	11,892	1,441		21,617

Income (loss) before equity in net earnings of subsidiaries	(3,376)	15,888	18,885	3,565		34,962
Equity in net earnings of subsidiaries	38,338	22,450			(60,788)

Net income	$34,962	$38,338	$18,885	$3,565	$(60,788)	$34,962

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2003
	Parent	URI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$234,266	$281,755	$34,366		$550,387
Sales of rental equipment		17,867	19,723	3,916		41,506
Sales of equipment and contractor supplies and other revenues		64,422	61,065	10,676		136,163

Total revenues		316,555	362,543	48,958		728,056
Cost of revenues:
Cost of equipment rentals, excluding depreciation		111,745	168,313	16,995		297,053
Depreciation of rental equipment		38,979	36,446	6,998		82,423
Cost of rental equipment sales		11,942	13,400	2,351		27,693
Cost of equipment and contractor supplies sales and other operating costs		47,000	42,886	7,935		97,821

Total cost of revenues		209,666	261,045	34,279		504,990

Gross profit		106,889	101,498	14,679		223,066
Selling, general and administrative expenses		51,950	52,184	7,429		111,563
Non-rental depreciation and amortization	$1,902	7,777	6,358	749	$83	16,869

Operating income (loss)	(1,902)	47,162	42,956	6,501	(83)	94,634
Interest expense	3,681	52,108	1,277	1,016	(3,681)	54,401
Preferred dividends of a subsidiary trust					3,681	3,681
Other (income) expense, net		2,579	(4,231)	150		(1,502)

Income (loss) before provision (benefit) for income taxes	(5,583)	(7,525)	45,910	5,335	(83)	38,054
Provision (benefit) for income taxes	(2,135)	(2,878)	17,561	2,147	(32)	14,663

Income (loss) before equity in net earnings of subsidiaries	(3,448)	(4,647)	28,349	3,188	(51)	23,391
Equity in net earnings of subsidiaries	26,839	31,537			(58,376)

Net income	$23,391	$26,890	$28,349	$3,188	$(58,427)	$23,391

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

	For the Six Months Ended June 30, 2004
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(5,572)	$205,789	$120,512	$38,301		$359,030
Cash flows from investing activities:
Purchases of rental equipment		(173,502)	(119,980)	(28,261)		(321,743)
Purchases of property and equipment	(1,655)	(18,725)	(16,500)	(908)		(37,788)
Proceeds from sales of rental equipment		50,227	49,583	11,087		110,897
Capital contributed to subsidiary	(3,110)				$3,110
Purchases of other companies				(60,947)		(60,947)

Net cash used in investing activities	(4,765)	(142,000)	(86,897)	(79,029)	3,110	(309,581)
Cash flows from financing activities:
Proceeds from debt		2,145,882		41,986		2,187,868
Payments of debt		(2,207,500)	(260)			(2,207,760)
Payments of financing costs		(35,498)				(35,498)
Shares repurchased and retired	(4,622)					(4,622)
Capital contributions by parent		3,110			(3,110)
Dividend distributions to parent		(11,849)			11,849
Proceeds from the exercise of common stock options and warrants	3,110					3,110
Proceeds from dividends from subsidiary	11,849				(11,849)

Net cash provided by (used in) financing activities	10,337	(105,855)	(260)	41,986	(3,110)	(56,902)
Effect of foreign exchange rates				388		388

Net increase (decrease) in cash and cash equivalents		(42,066)	33,355	1,646		(7,065)
Cash and cash equivalents at beginning of period		42,066	32,339	5,044		79,449

Cash and cash equivalents at end of period			$65,694	$6,690		$72,384

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,200	$79,849	$1,069	$1,972		$90,090
Cash paid for income taxes, net of refunds		$116		$458		$574
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired				$66,078		$66,078
Liabilities assumed				(5,788)		(5,788)

				60,290		60,290
Due to seller and other payments				657		657

Net cash paid				$60,947		$60,947

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

	For the Six Months Ended June 30, 2003
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(4,607)	$96,750	$75,390	$12,609		$180,142
Cash flows from investing activities:
Purchases of rental equipment		(154,839)	(87,721)	(23,113)		(265,673)
Purchases of property and equipment	(2,755)	(4,782)	(15,531)	(894)		(23,962)
Proceeds from sales of rental equipment		34,160	35,638	6,788		76,586
Purchases of other companies		(4,527)				(4,527)
Deposits on rental equipment purchases		(12,361)				(12,361)

Net cash used in investing activities	(2,755)	(142,349)	(67,614)	(17,219)		(229,937)
Cash flows from financing activities:
Proceeds from debt		244,446				244,446
Payments of debt		(183,968)	(391)	(2,758)		(187,717)
Payments of financing costs		(7,517)				(7,517)
Dividend distributions to parent		(7,362)			$7,362
Proceeds from dividends from subsidiary	7,362				(7,362)

Net cash provided by (used in) financing activities	7,362	45,599	(391)	(2,758)		49,812
Effect of foreign exchange rates				11,155		11,155

Net increase in cash and cash equivalents			7,385	3,787		11,172
Cash and cash equivalents at beginning of period			16,908	2,323		19,231

Cash and cash equivalents at end of period			$24,293	$6,110		$30,403

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,204	$98,239	$1,610	$2,053		$111,106
Cash paid for income taxes, net of refunds		$58		$732		$790
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired		$3,314				$3,314
Liabilities assumed		(50)				(50)

		3,264				3,264
Due to seller and other payments		1,263				1,263

Net cash paid		$4,527				$4,527

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reviews our operations for the six and three months ended June 30, 2004 and 2003 and should be read in conjunction with the unaudited consolidated financial statements and related notes included herein and the consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K.

General

We are the largest equipment rental company in North America. Our revenues are divided into three categories:

•	Equipment rentals—This category principally includes our revenues from the following sources: (i) equipment rental, (ii) fees related to equipment rental such as those for equipment delivery, fuel, repair of rental equipment and damage waivers and (iii) specialized services that we provide in connection with the rental of traffic control equipment.

•	Sales of rental equipment—This category includes our revenues from the sale of used rental equipment.

•	Sales of equipment and contractor supplies and other revenues—This category principally includes our revenues from the following sources: (i) the sale of new equipment, (ii) the sale of contractor supplies, (iii) repair services and the sale of parts for equipment owned by customers and (iv) the operations of our subsidiary that develops and markets software for use by equipment rental companies in managing and operating multiple branch locations.

Our cost of operations consists primarily of: (i) depreciation costs relating to the rental equipment that we own and lease payments for the rental equipment that we hold under operating leases, (ii) the cost of repairing and maintaining rental equipment, (iii) the cost of the items that we sell including new and used equipment and related parts, and contractor supplies and (iv) personnel costs, occupancy costs and supply costs.

We record rental equipment expenditures at cost and depreciate equipment using the straight-line method over the estimated useful life (which ranges from two to ten years), after giving effect to an estimated salvage value of 0% to 10% of cost.

Selling, general and administrative expenses primarily include sales commissions and salaries, bad debt expense, advertising and marketing expenses, management salaries, and clerical and administrative overhead.

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

We completed acquisitions in each of 2004 and 2003. See note 2 to our notes to unaudited consolidated financial statements included elsewhere in this Report. In view of the fact that our operating results for these years were affected by acquisitions, we believe that our results for these periods are not directly comparable.

Goodwill and Other Intangible Assets

Pursuant to an accounting standard adopted in 2002, we no longer amortize goodwill. Instead, we are required to periodically review our goodwill for impairment. In general, this means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill as an expense. Our other intangible assets continue to be amortized over their estimated useful lives.

We are generally required to review our goodwill for impairment annually. However, if events or circumstances suggest that our goodwill could be impaired, then impairment testing may be required before the scheduled annual impairment test. Our next scheduled annual impairment test will be as of October 1, 2004. Over the past two years we have recorded significant goodwill write-offs, and we may need to record additional significant write-offs this year. Factors that may necessitate additional write-offs include continued weakness in our traffic control business which had a goodwill balance of approximately $140.5 million at June 30, 2004. Any additional significant write-off would have a material adverse effect on our results.

Restructuring Plans in 2001 and 2002

We adopted a restructuring plan in April 2001 and a second restructuring plan in October 2002 as described below. In connection with these plans, we recorded a restructuring charge of $28.9 million in 2001 and $28.3 million in the fourth quarter of 2002.

The 2001 plan involved the following principal elements: (i) 31 underperforming branches and five administrative offices were closed or consolidated with other locations, (ii) the reduction of our workforce by 489 through the termination of branch and administrative personnel, and (iii) certain information technology hardware and software was no longer used.

The 2002 plan involved the following principal elements: (i) 40 underperforming branches and five administrative offices were closed or consolidated with other locations; (ii) the reduction of our workforce by 412 through the termination of branch and administrative personnel, and (iii) a certain information technology project was abandoned.

Components of the restructuring charges are as follows (in thousands):

	Balance December 31, 2003(1)	Activity in 2004(2)	Balance June 30, 2004(3)
Costs to vacate facilities(4)	$14,960	$1,839	$13,121
Workforce reduction costs(5)	1,756	199	1,557
Information technology costs(6)	613	317	296

	$17,329	$2,355	$14,974

(1)	Represents the aggregate balance of the 2001 and 2002 charges that had not been utilized as of December 31, 2003.
(2)	Activity in 2004 represents primarily cash payments.
(3)	Represents the aggregate balance of the 2001 and 2002 charges that had not been utilized as of June 30, 2004.
(4)	Represents primarily (i) payment of obligations under leases offset by estimated sublease opportunities and (ii) the write-off of capital improvements made to such facilities.
(5)	Represents primarily severance.
(6)	Represents primarily the abandonment of certain information technology projects and the payment of obligations under equipment leases relating to such projects.

As indicated in the table above, the aggregate balance of the 2001 and 2002 charges was $15.0 million as of June 30, 2004 consisting of $0.7 million for the 2001 charge and $14.3 million for the 2002 charge. We estimate that approximately $4.5 million of the remaining 2001 and 2002 charges will be paid by December 31, 2004 and approximately $10.5 million in future periods. These payments will not affect our future earnings because the charges associated with these payments have already been recorded in our 2001 or 2002 results. We expect to make these payments with cash from our operations.

Charges Related to Debt Refinancings and Vesting of Restricted Stock

During 2004, we refinanced approximately $2.1 billion of our debt. See “—Liquidity and Capital Resources—Recent Financing Transactions.” In connection with the refinancing, we recorded: (i) aggregate pre-tax charges of $161.1 million ($95.2 million, net of tax) in the first quarter of 2004 and (ii) aggregate pre-tax charges of $11.1 million ($6.5 million, net of tax) in the second quarter of 2004. These charges were primarily attributable to (a) the redemption and tender premiums for notes redeemed and tendered as part of the refinancing and (b) the write-off of previously capitalized costs relating to the debt refinanced. These charges were recorded in other (income) expense, net.

We incurred a pre-tax non-cash charge of $7.0 million ($5.5 million, net of tax) in the first quarter of 2004 due to the vesting of restricted shares granted to senior executives in 2001. This charge represents the portion of the deferred compensation charge associated with these shares that was unamortized at the time of vesting.

Information Concerning Segments

We currently have two business segments: general rentals and traffic control. The general rentals segment includes all aspects of our business, other than the rental of traffic control equipment and related services and activities. That portion of our business forms the separate traffic control segment. Data for periods prior to 2004 have been reclassified to conform to the current organization of our segments. See note 7 to our notes to unaudited consolidated financial statements included elsewhere in this Report.

The following table shows certain results of our segments for the six and three months periods ended June 30, 2004 and 2003 (in millions):

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
General Rentals Segment
Revenues
Equipment rentals	$938.8	$863.1	$511.3	$465.7
Sales of rental equipment	109.4	76.6	54.8	41.5
Sales of equipment and contractor supplies and other revenues	260.5	233.1	143.3	126.9

Total revenues	1,308.7	1,172.8	709.4	634.1
Cost of revenues
Cost of equipment rentals, excluding depreciation	467.7	445.8	240.6	233.7
Depreciation of rental equipment	171.0	150.7	86.6	76.2
Cost of rental equipment sales	76.5	50.9	39.4	27.7
Cost of equipment and contractor supplies sales and other operating expenses	189.3	169.7	104.6	92.2

Total cost of revenues	904.5	817.1	471.2	429.8

Gross profit	404.2	355.7	238.2	204.3
Selling, general and administrative expenses	200.7	185.4	104.6	99.2
Non-rental depreciation and amortization	31.5	33.1	15.3	16.5

Segment operating income	$172.0	$137.2	$118.3	$88.6

Traffic Control Segment
Revenues
Equipment rentals	$98.1	$131.0	$58.3	$84.7
Sales of rental equipment	1.5		0.7
Sales of equipment and contractor supplies and other revenues	12.5	16.1	7.6	9.3

Total revenues	112.0	147.1	66.6	94.0
Cost of revenues
Cost of equipment rentals, excluding depreciation	90.8	103.7	53.1	63.3
Depreciation of rental equipment	12.4	12.4	6.1	6.2
Cost of rental equipment sales	0.7	0.1	0.4
Cost of equipment and contractor supplies sales and other operating expenses	7.8	9.6	4.9	5.7

Total cost of revenues	111.7	125.8	64.5	75.2

Gross profit	0.3	21.3	2.1	18.8
Selling, general and administrative expenses	24.7	22.9	13.0	12.3
Non-rental depreciation and amortization	0.6	0.8	0.3	0.4

Segment operating income (loss)	$(25.0)	$(2.4)	$(11.2)	$6.1

Consolidated Results
General rentals segment operating income	$172.0	$137.2	$118.3	$88.6
Traffic control segment operating income (loss)	(25.0)	(2.4)	(11.2)	6.1
Vesting of restricted shares granted to executives in 2001(1)	(7.0)

Operating income	140.0	134.9	107.1	94.6
Interest expense	80.3	105.4	34.4	54.4
Interest expense—subordinated convertible debentures	7.2		3.6
Preferred dividends of a subsidiary trust		7.4		3.7
Other (income) expense, net	173.5	(1.6)	12.6	(1.5)

Income (loss) before benefit for income taxes	(121.0)	23.7	56.6	38.1
Provision (benefit) for income taxes	(49.4)	9.1	21.6	14.7

Net income (loss)	$(71.6)	$14.7	$35.0	$23.4

(1)	Represents the vesting of restricted shares granted to executives in 2001. See “—Charges Relating to Debt Refinancing and Vesting of Restricted Stock.” This charge has not been allocated to either segment.

Columns may not add due to rounding

Discussion of Results

Generally Accepted Accounting Principles (“GAAP”) Results and Adjusted Results

Our results in the six and three month periods ended June 30, 2004, were impacted by charges relating to the debt refinancings that we completed in 2004. These charges amounted to $172.2 million ($101.7 million, net of tax) in the six month period and $11.1 million ($6.5 million, net of tax) in the three month period. Our results and operating income for the six month period were also impacted by the vesting of restricted stock granted to executives in 2001. See “—Charges Related to Debt Refinancings and Vesting of Restricted Stock.”

The table below shows (i) our operating income and results in accordance with GAAP and (ii) our operating income and results adjusted to exclude the foregoing charges. We provide this adjusted data because we believe that this data may be useful to investors in analyzing the period-to-period changes in our results that are due to changes in business conditions.

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Operating income (GAAP)	$140.0	$134.9	$107.1	$94.6
Vesting of restricted shares granted to executives in 2001	7.0

Operating income, as adjusted	$147.0	$134.9	$107.1	$94.6

Net income (loss) (GAAP)	$(71.6)	$14.7	$35.0	$23.4
Refinancing costs, net of tax	101.7		6.5
Vesting of restricted shares granted to executives in 2001, net of tax	5.5

Net income (loss), as adjusted	$35.6	$14.7	$41.5	$23.4

Six Months Ended June 30, 2004 and 2003

Revenues

1.    General Rentals Segment Revenues.    Our general rentals segment had total revenues of $1,308.7 million in the first six months of 2004, an increase of 11.6% compared with $1,172.8 million in the first six months of 2003. The revenues from this segment accounted for 92.1% of our total revenues in the first six months of 2004 and 88.9% during the first six months of 2003. The components of this segment’s revenues are discussed below.

A.    Equipment Rentals.    Revenues from equipment rentals at the general rentals segment were $938.8 million in the first six months of 2004, an increase of 8.8% compared with revenues of $863.1 million in the first six months of 2003. These revenues accounted for 71.7% of the segment’s total revenues in the first six months of 2004 compared with 73.6% in the same period last year. Rental rates for this segment increased 6.9% during the first six months of 2004 compared with the same period last year.

The increase in rental revenues at this segment during the first six months of 2004 principally reflected the following:

•	We increased rental revenues at locations open more than one year, or same store rental revenues, by approximately 9.1%. This increase primarily reflected the increase in rental rates discussed above.

•	We lost revenues due to the closing of branches and added revenues through acquisitions and start-ups. The net effect of these two factors was a loss of revenues that partially offset the increase in same store rental revenues.

B.    Sales of Rental Equipment.    Revenues from the sale of rental equipment at the general rentals segment were $109.4 million in the first six months of 2004, representing a 42.9% increase from $76.6 million in the first six months of 2003. These revenues accounted for 8.4% of the segment’s total revenues in the first six months of 2004 compared with 6.5% in the same period last year. The increase in these revenues in 2004 primarily reflected an increase in the volume of equipment sold and, to a lesser extent, an increase in the prices for used equipment.

C.    Sales of Equipment and Contractor Supplies and Other Revenues.    Revenues from “sales of equipment and contractor supplies and other revenues” at the general rentals segment were $260.5 million in the first six months of 2004, representing an 11.7% increase from $233.1 million in the first six months of 2003. These revenues accounted for 19.9% of the segment’s total revenues in the first six months of 2004 and 2003. The increase in these revenues in 2004 principally reflected a 27.3% increase in contractor supplies sales.

2.    Traffic Control Segment Revenues.    Our traffic control segment had total revenues of $112.0 million in the first six months of 2004, representing a decrease of 23.8% from $147.1 million in the first six months of 2003. The revenues from this segment accounted for 7.9% of our total revenues in the first six months of 2004 and 11.1% during the first six months of 2003. The components of this segment’s revenues are discussed below.

A.    Equipment Rentals.    Revenues from equipment rentals at the traffic control segment were $98.1 million in the first six months of 2004, representing a decrease of 25.1% from $131.0 million in the first six months of 2003. These revenues accounted for 87.5% of the segment’s total revenues in the first six months of 2004 and 89.0% in the same period last year. The decrease in rental revenues at this segment principally reflected a 25.4% decrease in same store revenues.

B.    Sales of Rental Equipment.    Revenues from the sale of rental equipment at the traffic control segment were $1.5 million in the first six months of 2004 and $0 in the first six months of 2003. These revenues accounted for 1.3% of the segment’s total revenues in the first six months of 2004 compared with 0% in the same period last year.

C.    Sales of Equipment and Contractor Supplies and Other Revenues.    Revenues from “sales of equipment and contractor supplies and other revenues” at the traffic control segment were $12.5 million in the first six months of 2004, representing a 22.7% decrease from $16.1 million in the first six months of 2003. These revenues accounted for 11.1% of the segment’s total revenues in the first six months of 2004 and 11.0% in the same period last year. The decrease in these revenues in 2004 principally reflected a decrease in the traffic control segment’s sales of contractor supplies.

3.    Total Consolidated Revenues.    We had total revenues of $1,420.8 million in the first six months of 2004, an increase of 7.6% compared with total revenues of $1,319.9 million in the first six months of 2003. The increase reflected the higher revenues at our general rentals segment partially offset by the lower revenues at our traffic control segment. Dollar equipment utilization for the first six months of 2004 was 54.9%, an increase of 2.5 percentage points from the first six months of 2003.

Gross Profit

1.    General Rentals Segment Gross Profit.    Our general rentals segment had total gross profit of $404.2 million in the first six months of 2004, an increase of 13.6% compared with $355.7 million in the first six months of 2003. This increase primarily reflected the increase in revenues described above partially offset by the decrease in gross profit margin described below from the sale of rental equipment. Information concerning the gross profit margin of the general rentals segment by source of revenue is set forth below:

A.    Equipment Rentals.    The gross profit margin from equipment rental revenues was 32.0% in the first six months of 2004 and 30.9% in the first six months of 2003. The increase in 2004 principally reflected the increase in rental revenues described above partially offset by cost increases. The cost increases impacted several areas including repairs and maintenance, employee benefits and insurance.

B.    Sales of Rental Equipment.    The gross profit margin from the sale of rental equipment was 30.1% in the first six months of 2004 and 33.5% in the first six months of 2003. The decrease in 2004 primarily reflected a shift in mix to the sale of more under-utilized and relatively older equipment in the 2004 period.

C.    Sales of Equipment and Contractor Supplies and Other Revenues.    The gross profit margin from “sales of equipment and contractor supplies and other revenues” was 27.3% in the first six months of 2004 and 27.2% in the first six months of 2003.

2.    Traffic Control Segment Gross Profit.    Our traffic control segment had total gross profit of $0.3 million in the first six months of 2004 compared with gross profit of $21.3 million in the first six months of 2003. The decrease in 2004 was the result of the substantial decrease in rental revenues described above partially offset by a decrease in costs.

3.    Total Consolidated Gross Profit.    We had total gross profit of $404.5 million in the first six months of 2004, representing an increase of 7.3% from $377.1 million in the first six months of 2003. The increase reflected the higher gross profit at our general rentals segment partially offset by the lower gross profit at our traffic control segment.

Selling, General and Administrative Expense

1.    General Rentals Segment SG&A.    SG&A at our general rentals segment was $200.7 million, or 15.3% of total segment revenues, during the first six months of 2004 and $185.4 million, or 15.8% of total revenues, during the first six months of 2003. The decrease in SG&A as a percentage of revenues in the 2004 period reflected the increase in revenues described above without a commensurate increase in SG&A expense. The increase in the dollar amount of SG&A in the 2004 period primarily reflected higher costs related to selling commissions and employee benefits and insurance.

2.    Traffic Control Segment SG&A.    SG&A at our traffic control segment was $24.7 million, or 22.0% of total segment revenues, during the first six months of 2004 and $22.9 million, or 15.6% of total revenues, during the first six months of 2003. The increase in the dollar amount of SG&A in the 2004 period primarily reflected higher bad debt expense. The increase in SG&A as a percentage of revenues during the 2004 period primarily reflected the foregoing and the reduction in revenues described above.

3.    Total Consolidated SG&A.    Total SG&A expense was $232.4 million, or 16.4% of total revenues, during the first six months of 2004 and $208.3 million, or 15.8% of total revenues, during the first six months of 2003. The increase in SG&A as a percentage of revenues in the first six months of 2004 was primarily attributable to a $7.0 million charge for the vesting of restricted stock granted to executives in 2001. This charge has not been allocated to either of our segments.

Excluding the aforementioned charge, SG&A would have been $225.4 million, or 15.9% of total revenues, in the first six months of 2004 compared with $208.3 million, or 15.8% of total revenues, during the first six months of 2003. The increase in the dollar amount of SG&A, excluding the aforementioned charge, in the 2004 period reflected higher SG&A expenses at both of our segments as described above. The increase in SG&A, excluding the aforementioned charge, as a percentage of revenues during the 2004 period primarily reflected the decrease in revenues at our traffic control segment as described above.

Non-rental Depreciation and Amortization

1.    General Rentals Segment Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization for the general rentals segment was $31.5 million, or 2.4% of total segment revenues, in the first six months of 2004 and $33.1 million, or 2.8% of total segment revenues, in the first six months of 2003. The decrease in the dollar amount of this expense in 2004 was primarily due to a reduction in the aggregate amount of our deferred financing fees as a result of the debt refinancing transactions that we completed in the fourth quarter of 2003 and in 2004. The decrease in such expense as percentage of revenues primarily reflected the foregoing and the increase in revenues described above.

2.    Traffic Control Segment Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization for the traffic control segment was $0.6 million in the first six months of 2004 and $0.8 million in the first six months of 2003.

3.    Total Consolidated Non-rental Depreciation and Amortization.    Total non-rental depreciation and amortization was $32.1 million, or 2.3% of total revenues, in the first six months of 2004 and $33.8 million, or 2.6% of total revenues, in the first six months of 2003. The decrease in 2004 primarily reflected the decrease at the general rentals segment discussed above.

Operating Income (Loss)

1.    General Rentals Operating Income.    Our general rentals segment had operating income of $172.0 million in the first six months of 2004 and $137.2 million in the first six months of 2003. The increase in 2004 reflected the higher revenues and gross profit at this segment described above.

2.    Traffic Control Segment.    Our traffic control segment had an operating loss of $25.0 million in the first six months of 2004 and $2.4 million in the first six months of 2003. The widening of the operating loss in 2004 reflected the decrease in revenues and gross profit at this segment and, to a lesser extent, the increase in SG&A expense.

3.    Total Consolidated Operating Income.    Total operating income was $140.0 million in the first six months of 2004 and $134.9 million in the first six months of 2003. Total operating income in 2004 was impacted by the $7.0 million charge described above for the vesting of restricted stock granted to executives in 2001. This charge has not been allocated to either segment. If you adjust our operating income to exclude this charge, we had total adjusted operating income of $147.0 million in the first six months of 2004.

The increase in our adjusted operating income in 2004 reflected the increase in operating income at the general rentals segment partially offset by the widening of the operating loss at the traffic control segment.

For a reconciliation of the adjusted results to our GAAP results see “—Generally Accepted Accounting Principles (“GAAP”) Results and Adjusted Results.”

Interest Expense

Interest expense was $80.3 million in the first six months of 2004 and $105.4 million in the first six months of 2003. The decrease in interest expense was attributable to lower interest rates on our debt primarily due to (i) the debt refinancings that we completed in the fourth quarter of 2003 and in 2004 and (ii) the positive impact of interest rate swaps that increased the portion of our interest expense that is based on floating interest rates.

Interest Expense—Subordinated Convertible Debentures and Preferred Dividends of a Subsidiary Trust

In August 1998, a subsidiary trust of United Rentals, Inc. (“Holdings”) sold certain trust preferred securities and used the proceeds from such sale to purchase certain convertible subordinated debentures from Holdings. See

“—Certain Information Concerning Trust Preferred Securities.” The subsidiary trust that issued the trust preferred securities was consolidated with Holdings until December 31, 2003, when it was deconsolidated following the adoption of a new accounting principle. See “—Impact of Recently Issued Accounting Standards.”

For periods prior to the deconsolidation, the dividends on the trust preferred securities were reflected as an expense on our consolidated statement of operations and the interest on the subordinated convertible debentures was eliminated in consolidation and thus was not reflected as an expense on our consolidated statement of operations. For periods after the deconsolidation, the dividends on the trust preferred securities are no longer reflected as an expense on our consolidated statement of operations and the interest on the subordinated convertible debentures is no longer eliminated in consolidation and thus is now reflected as an expense on our consolidated statement of operations. Because the interest on the subordinated convertible debentures corresponds to the dividends on the trust preferred securities, this change does not alter the total amount of expense required to be recorded.

The expense recorded in connection with the foregoing securities was $7.2 million in the first six months of 2004 and $7.4 million in the first six months of 2003. The expense in the 2004 period is recorded on the statement of operations as “Interest Expense—Subordinated Convertible Debentures” and the expense in the 2003 period is recorded as “Preferred Dividends of a Subsidiary Trust.” The decrease in the first six months of 2004 was attributable to the repurchase of a portion of the trust preferred securities after the first six months of 2003.

Other (Income) Expense

Other expense was $173.5 million in the first six months of 2004 compared with other income of $1.6 million in the first six months of 2003. The other expense in the first six months of 2004 was primarily attributable to the charges related to debt refinancings described under “—Charges Related to Debt Refinancings and Vesting of Restricted Stock.” Excluding these charges, we would have had other expense of $1.3 million in the 2004 period. The other expense, excluding such charges, in the 2004 period was primarily due to the write off of certain assets in connection with the settlement of a legal matter.

Provision (Benefit) for Income Taxes

Income taxes were a benefit of $49.4 million, or an effective rate of 40.8%, in the first six months of 2004 and an expense of $9.1 million, or an effective rate of 38.3%, in the first six months of 2003. Excluding the effects on our 2004 results of (i) the vesting of restricted stock granted to executives in 2001 and (ii) the refinancing charges discussed above, we would have had an effective rate of 38.7% in the first six months of 2004.

Net Income (Loss)

We had a net loss of $71.6 million in the first six months of 2004 compared with net income of $14.7 million in the first six months of 2003. The loss in 2004 reflected the charges described above relating to our debt refinancings and the vesting of restricted stock granted to executives in 2001. If you adjust our results to exclude these charges, we had adjusted net income of $35.6 million in the first six months of 2004. The increase in adjusted net income in the first six months of 2004 relative to net income in the first six months of 2003 primarily reflected the increase in adjusted operating income and the reduction in interest expense described above. For a reconciliation of the adjusted results to our GAAP results see “—Generally Accepted Accounting Principles (“GAAP”) Results and Adjusted Results”.

Three Months Ended June 30, 2004 and 2003

Revenues

1.    General Rentals Segment Revenues.    Our general rentals segment had total revenues of $709.4 million in the second quarter of 2004, an increase of 11.9% compared with $634.1 million in the second quarter of 2003.

The revenues from this segment accounted for 91.4% of our total revenues in the second quarter of 2004 and 87.1% during the second quarter of 2003. The components of this segment’s revenues are discussed below.

A.    Equipment Rentals.    Revenues from equipment rentals at the general rentals segment were $511.3 million in the second quarter of 2004, an increase of 9.8% compared with revenues of $465.7 million in the second quarter of 2003. These revenues accounted for 72.1% of the segment’s total revenues in the second quarter of 2004 compared with 73.4% in the same period last year. Rental rates for this segment increased 7.9% during the second quarter of 2004 compared with the same period last year.

The increase in rental revenues at this segment during the second quarter of 2004 principally reflected the following:

•	We increased rental revenues at locations open more than one year, or same store rental revenues, by approximately 9.6%. This increase primarily reflected the increase in rental rates discussed above.

•	We lost revenues due to the closing of branches and added revenues through acquisitions and start-ups. The net effect of these two factors was an addition to rental revenues that accounted for 0.2% of the total increase of 9.8%.

B.    Sales of Rental Equipment.    Revenues from the sale of rental equipment at the general rentals segment were $54.8 million in the second quarter of 2004, representing a 31.9% increase from $41.5 million in the second quarter of 2003. These revenues accounted for 7.7% of the segment’s total revenues in the second quarter of 2004 compared with 6.5% in the same period last year. The increase in these revenues in 2004 primarily reflected an increase in the volume of equipment sold and, to a lesser extent, an increase in the prices for used equipment.

C.    Sales of Equipment and Contractor Supplies and Other Revenues.    Revenues from “sales of equipment and contractor supplies and other revenues” at the general rentals segment were $143.3 million in the second quarter of 2004, representing a 13.0% increase from $126.9 million in the second quarter of 2003. These revenues accounted for 20.2% of the segment’s total revenues in the second quarter of 2004 compared with 20.0% in the same period last year. The increase in these revenues in 2004 principally reflected a 22.2% increase in contractor supplies sales.

2.    Traffic Control Segment Revenues. Our traffic control segment had total revenues of $66.6 million in the second quarter of 2004, representing a decrease of 29.1% from $94.0 million in the second quarter of 2003. The revenues from this segment accounted for 8.6% of our total revenues in the second quarter of 2004 and 12.9% during the second quarter of 2003. The components of this segment’s revenues are discussed below.

A.    Equipment Rentals.    Revenues from equipment rentals at the traffic control segment were $58.3 million in the second quarter of 2004, representing a decrease of 31.1% from $84.7 million in the second quarter of 2003. These revenues accounted for 87.5% of the segment’s total revenues in the second quarter of 2004 and 90.1% in the same period last year. The decrease in rental revenues at this segment principally reflected a 32.9% decrease in same store revenues.

B.    Sales of Rental Equipment.    Revenues from the sale of rental equipment at the traffic control segment were $0.7 million in the second quarter of 2004 and $0 in the second quarter of 2003. These revenues accounted for 1.1% of the segment’s total revenues in the second quarter of 2004 compared with 0% in the same period last year.

C.    Sales of Equipment and Contractor Supplies and Other Revenues.    Revenues from “sales of equipment and contractor supplies and other revenues” at the traffic control segment were $7.6 million in the second quarter of 2004, representing an 18.4% decrease from $9.3 million in the second quarter of 2003. These revenues accounted for 11.4% of the segment’s total revenues in the second quarter of 2004 and 9.9% in the same period last year. The decrease in these revenues in 2004 principally reflected a decrease in the traffic control segment’s sales of contractor supplies.

3.    Total Consolidated Revenues.    We had total revenues of $776.0 million in the second quarter of 2004, an increase of 6.6% compared with total revenues of $728.1 million in the second quarter of 2003. The increase reflected the higher revenues at our general rentals segment partially offset by the lower revenues at our traffic control segment. Dollar equipment utilization for the second quarter of 2004 was 60.1%, an increase of 2.0 percentage points from the second quarter of 2003.

Gross Profit

1.    General Rentals Segment Gross Profit.    Our general rentals segment had total gross profit of $238.2 million in the second quarter of 2004, an increase of 16.6% compared with $204.3 million in the second quarter of 2003. This increase primarily reflected the increase in revenues described above partially offset by the decrease in gross profit margin described below from the sale of rental equipment. Information concerning the gross profit margin of the general rentals segment by source of revenue is set forth below:

A.    Equipment Rentals.    The gross profit margin from equipment rental revenues was 36.0% in the second quarter of 2004 and 33.4% in the second quarter of 2003. The increase in 2004 principally reflected the increase in rental revenues described above partially offset by cost increases. The cost increases impacted several areas including repairs and maintenance, and employee benefits and insurance.

B.    Sales of Rental Equipment.    The gross profit margin from the sale of rental equipment was 28.0% in the second quarter of 2004 and 33.4% in the second quarter of 2003. The decrease in 2004 primarily reflected a shift in mix to the sale of more under-utilized and relatively older equipment in the 2004 period.

C.    Sales of Equipment and Contractor Supplies and Other Revenues.    The gross profit margin from “sales of equipment and contractor supplies and other revenues” was 27.0% in the second quarter of 2004 and 27.3% in the second quarter of 2003.

2.    Traffic Control Segment Gross Profit.    Our traffic control segment had gross profit of $2.1 million in the second quarter of 2004 compared with gross profit of $18.8 million in the second quarter of 2003. The decrease in 2004 was the result of the substantial decrease in rental revenues described above partially offset by a decrease in costs.

3.    Total Consolidated Gross Profit.    We had total gross profit of $240.4 million in the second quarter of 2004, representing an increase of 7.8% from $223.1 million in the second quarter of 2003. The increase reflected the higher gross profit at our general rentals segment partially offset by the lower gross profit at our traffic control segment.

Selling, General and Administrative Expense

1.    General Rentals Segment SG&A.    SG&A at our general rentals segment was $104.6 million, or 14.7% of total segment revenues, during the second quarter of 2004 and $99.2 million, or 15.7% of total revenues, during the second quarter of 2003. The decrease in SG&A as a percentage of revenues in the 2004 period reflected the increase in revenues described above without a commensurate increase in SG&A expense. The increase in the dollar amount of SG&A in the 2004 period primarily reflected higher costs related to selling commissions.

2.    Traffic Control Segment SG&A.    SG&A at our traffic control segment was $13.0 million, or 19.6% of total segment revenues, during the second quarter of 2004 and $12.3 million, or 13.1% of total revenues, during the second quarter of 2003. The increase in SG&A as a percentage of revenues during the 2004 period primarily reflected the reduction in revenues described above.

3.    Total Consolidated SG&A.    Total SG&A expense was $117.6 million, or 15.2% of total revenues, during the second quarter of 2004 and $111.6 million, or 15.3% of total revenues, during the second quarter of 2003.

Non-rental Depreciation and Amortization

1.    General Rentals Segment Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization for the general rentals segment was $15.3 million, or 2.2% of total segment revenues, in the second quarter of 2004 and $16.5 million, or 2.6% of total segment revenues, in the second quarter of 2003. The decrease in the dollar amount of this expense in 2004 was primarily due to a reduction in the aggregate amount of our deferred financing fees as a result of the debt refinancing transactions that we completed in the fourth quarter of 2003 and in 2004. The decrease in such expense as a percentage of revenues primarily reflected the foregoing and the increase in revenues described above.

2.    Traffic Control Segment Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization for the traffic control segment was $0.3 million in the second quarter of 2004 and $0.4 million in the first three months of 2003.

3.    Total Consolidated Non-rental Depreciation and Amortization.    Total non-rental depreciation and amortization was $15.7 million, or 2.0% of total revenues, in the second quarter of 2004 and $16.9 million, or 2.3% of total revenues, in the second quarter of 2003. The decrease in 2004 primarily reflected the decrease at the general rentals segment discussed above.

Operating Income (Loss)

1.    General Rentals Operating Income.    Our general rentals segment had operating income of $118.3 million in second quarter of 2004 and $88.6 million in the second quarter of 2003. The increase in 2004 reflected the higher revenues and gross profit at this segment described above.

2.    Traffic Control Segment.    Our traffic control segment had an operating loss of $11.2 million in the second quarter of 2004 and operating income of $6.1 million in the second quarter of 2003. The operating loss in 2004 reflected the decrease in revenues and gross profit at this segment and, to a lesser extent, the increase in SG&A expense.

3.    Total Consolidated Operating Income.    Total operating income was $107.1 million in the second quarter of 2004 and $94.6 million in the second quarter of 2003. The increase in operating income in 2004 reflected the increase in operating income at the general rentals segment partially offset by the operating loss at the traffic control segment.

Interest Expense

Interest expense was $34.4 million in the second quarter of 2004 and $54.4 million in the second quarter of 2003. The decrease in interest expense was attributable to lower interest rates on our debt primarily due to (i) the debt refinancings that we completed in the fourth quarter of 2003 and in 2004 and (ii) the positive impact of interest rate swaps that increased the portion of our interest expense that is based on floating rates.

Interest Expense—Subordinated Convertible Debentures and Preferred Dividends of a Subsidiary Trust.

The expense recorded in connection with these securities was $3.6 million in the second quarter of 2004 and $3.7 million in the second quarter of 2003. The expense in the 2004 period is recorded on the statement of operations as “Interest Expense—Subordinated Convertible Debentures” and the expense in the 2003 period is recorded as “Preferred Dividends of a Subsidiary Trust.” The decrease in the first three months of 2004 was attributable to the repurchase of a portion of the trust preferred securities after the second quarter of 2003.

Other (Income) Expense

Other expense was $12.6 million in the second quarter of 2004 compared with other income of $1.5 million in the second quarter of 2003. The other expense in the second quarter of 2004 was primarily attributable to the charges related to debt refinancings described under “—Charges Related to Debt Refinancings and Vesting of Restricted Stock.” Excluding these charges, we would have had other expense of $1.5 million. The other expense, excluding such charges, in the 2004 period was primarily due to the write off of certain assets in connection with the settlement of a legal matter.

Provision for Income Taxes

Income taxes were an expense of $21.6 million, or an effective rate of 38.2%, in the second quarter of 2004 and an expense of $14.7 million, or an effective rate of 38.5%, in the second quarter of 2003. Excluding the effects on our 2004 results of the refinancing charge discussed above, we would have had an effective rate of 38.6% in the second quarter of 2004.

Net Income

We had net income of $35.0 million in the second quarter of 2004 compared with net income of $23.4 million in the second quarter of 2003. Our results in the second quarter of 2004 were impacted by the charges described above relating to debt refinancings. If you adjust our results to exclude this charge, we had adjusted net income of $41.5 million in the second quarter of 2004. The increase in adjusted net income in the second quarter of 2004 relative to net income in the second quarter of 2003 primarily reflected the increase in operating income and the reduction in interest expense described above. For a reconciliation of the adjusted results to our GAAP results see “—Generally Accepted Accounting Principles (“GAAP”) Results and Adjusted Results”.

Liquidity and Capital Resources

Recent Financing Transactions

We refinanced approximately $2.1 billion of our debt in 2004. This refinancing was completed in the first quarter of 2004, except as described below. The purpose of this refinancing was to reduce our interest expense and extend the maturities on a substantial amount of our debt. As part of this refinancing, we:

•	obtained a new senior secured credit facility to replace the senior secured credit facility we previously had in place;

•	sold $1 billion of 6 1/2% Senior Notes Due 2012;

•	sold $375 million of 7% Senior Subordinated Notes Due 2014;

•	repaid $639 million of term loans and $52 million of borrowings that were outstanding under our old credit facility;

•	repurchased $845 million principal amount of our 10 3/4% Senior Notes Due 2008, pursuant to a tender offer, for aggregate consideration of $970 million;

•	redeemed $300 million principal amount of our outstanding 9 1/4% Senior Subordinated Notes Due 2009 at an aggregate redemption price of $314 million; and

•	redeemed $250 million principal amount of our outstanding 9% Senior Subordinated Notes Due 2009 at an aggregate redemption price of $261 million.

The refinancing described above was completed during the first quarter of 2004, except that (i) the redemption of the 9% Senior Subordinated Notes Due 2009 was completed April 1, 2004 and (ii) a portion of the term loan that is part of the new senior secured credit facility was drawn on such date.

For further information concerning our debt see note 8 to our notes to unaudited consolidated financial statements included elsewhere herein and note 9 to our notes to consolidated financial statements included in our 2003 Annual Report on Form 10-K.

Sources and Uses of Cash

During the first six months of 2004, we (i) generated cash from operations of $359.0 million and (ii) generated cash from the sale of rental equipment of $110.9 million. We used cash during this period principally to (i) pay consideration for acquisitions of $60.9 million, (ii) purchase rental equipment of $321.7 million, (iii) purchase other property and equipment of $37.8 million, (iv) repay borrowings of approximately $19.9 million and (v) pay financing costs of $35.5 million.

Cash Requirements Related to Operations

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our revolving credit facility and receivables securitization facility. As of August 4, 2004, we had (i) $503.8 million of borrowing capacity available under our $650 million revolving credit facility (reflecting outstanding loans of approximately $92.5 million and outstanding letters of credit in the amount of approximately $53.7 million) and (ii) $224.1 million of borrowing capacity available under our receivables securitization facility (reflecting the size of the eligible collateral pool as of such date and no loans being outstanding). We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

We expect that our principal needs for cash relating to our existing operations over the next twelve months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service, and (v) costs relating to our restructuring plans. We plan to fund such cash requirements relating to our existing operations from our existing sources of cash described above. In addition, we may seek additional financing through the securitization of some of our equipment or through the use of additional operating leases. For information on the scheduled principal payments coming due on our outstanding debt and on the payments coming due under our existing operating leases, see “—Certain Information Concerning Contractual Obligations.”

Our capital expenditures for the first six months of 2004 amounted to $359.5 million. These expenditures are comprised of (i) approximately $321.7 million of expenditures for the purchase of rental equipment and (ii) $37.8 million of expenditures for the purchase of property and equipment. Our capital expenditures in future periods will depend on a number of factors, including general economic conditions and growth prospects. Based on current conditions, we estimate that capital expenditures for the balance of 2004 will be approximately $210 million to $340 million for our existing operations. These expenditures are comprised of approximately: (i) $200 million to $330 million of expenditures for the purchase of rental equipment and (ii) $10 million of expenditures for the purchase of property and equipment. We expect that we will fund such expenditures from proceeds from the sale of used equipment, cash generated from operations and, if required, borrowings available under our revolving credit facility and receivables securitization facility.

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

Certain Information Concerning Contractual Obligations

The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations:

	Remainder of 2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Debt excluding capital leases(1)	$8,095	$7,720	$7,500	$7,500	$19,162	$2,784,440	$2,834,417
Capital leases (1)	9,914	10,877	7,656	4,035	1,094	117	33,693
Operating leases(1):
Real estate	34,173	63,623	58,244	53,701	44,333	110,364	364,438
Rental equipment	41,421	57,921	57,472	33,473	27,458	6,465	224,210
Other equipment	9,195	12,100	9,391	5,080	3,272	382	39,420
Purchase obligations
Other long-term liabilities reflected on balance sheet in accordance with GAAP(2)						221,550	221,550

Total	$102,798	$152,241	$140,263	$103,789	$95,319	$3,123,318	$3,717,728

(1)	The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases plus the maximum potential guarantee amounts discussed below under “—Certain Information Concerning Off-Balance Sheet Arrangements.”
(2)	Represents our subordinated convertible debentures.

Certain Information Concerning Related Party

We have from time to time purchased equipment from Terex Corporation (“Terex”) and expect to do so in the future. The chief executive officer and a director of Terex is also a director of our company. We purchased equipment from Terex of approximately $40 million during the first six months of 2004.

Certain Information Concerning Off-Balance Sheet Arrangements

Restricted Stock.    We have granted to employees other than executive officers and directors approximately 900,000 shares of restricted stock that contain the following provisions. The shares vest in 2005, 2006 or 2007 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. If a holder of restricted stock sells his stock and receives sales proceeds that are less than a specified guaranteed amount set forth in the grant instrument, we have agreed to pay the holder the shortfall between the amount received and such specified amount. However, the foregoing only applies to sales that are made within five trading days of the vesting date. The specified guaranteed amount is (i) $27.26 per share with respect to approximately 300,000 shares scheduled to vest in 2005, (ii) $9.18 per share with respect to approximately 400,000 shares scheduled to vest in 2006 and (iii) $17.20 per share with respect to approximately 200,000 shares scheduled to vest in 2007.

Operating Leases.    We lease real estate, rental equipment and non-rental equipment under operating leases as a regular business activity. As part of many of our equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $37.1 million. We do not know at this time the extent to which the actual residual values may be less than the guaranteed residual values and, accordingly, cannot quantify the amount that we ultimately will be required to pay, if any, under these guarantees. However, under current circumstances we do not anticipate paying significant amounts under these guarantees in the future. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including

Indirect Guarantees of Indebtedness of Others,” this potential liability was not reflected on our balance sheet as of June 30, 2004 or any prior date because the leases associated with such guarantees were entered into prior to January 1, 2003. For additional information concerning lease payment obligations under our operating leases, see “—Certain Information Concerning Contractual Obligations” above.

Certain Information Concerning Trust Preferred Securities

In August 1998, a subsidiary trust of United Rentals, Inc. (“Holdings”) sold six million shares of 6 1/2% Convertible Quarterly Income Preferred Securities (“trust preferred securities”) for aggregate consideration of $300 million. The trust used the proceeds from the sale of these securities to purchase 6 1/2% subordinated convertible debentures due 2028 from Holdings which resulted in Holdings receiving all of the net proceeds of the sale. The subsidiary trust that issued the trust preferred securities was consolidated with Holdings until December 31, 2003, when it was deconsolidated following the adoption of a new accounting principle. See “—Impact of Recently Issued Accounting Standards.”

For periods prior to the deconsolidation, the dividends on the trust preferred securities were reflected as an expense on our consolidated statement of operations and the interest on the subordinated convertible debentures was eliminated in consolidation and thus was not reflected as an expense on our consolidated statement of operations. For periods after the deconsolidation, the dividends on the trust preferred securities are no longer reflected as an expense on our consolidated statement of operations and the interest on the subordinated convertible debentures is no longer eliminated in consolidation and thus is now reflected as an expense on our consolidated statement of operations. Because the interest on the subordinated convertible debentures corresponds to the dividends on the trust preferred securities, this change does not alter the total amount of expense required to be recorded.

Relationship Between Holdings and URI

Holdings is principally a holding company and primarily conducts its operations through its wholly owned subsidiary United Rentals (North America), Inc. (“URI”) and subsidiaries of URI. Holdings provides certain services to URI in connection with its operations. These services principally include: (i) senior management services, (ii) finance and tax related services and support, (iii) information technology systems and support, (iv) acquisition related services, (v) legal services, and (vi) human resource support. In addition, Holdings leases certain equipment and real property that are made available for use by URI and its subsidiaries. URI has made, and expects to continue to make, certain payments to Holdings in respect of the services provided by Holdings to URI. The expenses relating to URI’s payments to Holdings are reflected on URI’s financial statements as selling, general and administrative expenses. In addition, although not legally obligated to do so, URI has in the past made, and expects that it will in the future make, distributions to Holdings to, among other things, enable Holdings to pay interest on the convertible debentures that were issued to a subsidiary trust of Holdings as described above.

As discussed above, our consolidated financial statements reflect (i) for periods prior to January 1, 2004, expenses related to dividends on certain trust preferred securities issued by a subsidiary trust of Holdings and (ii) for periods after January 1, 2004, expenses related to certain subordinated convertible debentures issued by Holdings to such subsidiary trust. However, the foregoing expenses are not reflected on the consolidated financial statements of URI because URI is not obligated with respect to the foregoing securities. This is the principal reason for the difference in the historical net income (loss) reported on the consolidated financial statements of URI and the net income (loss) reported on the consolidated financial statements of Holdings.

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

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had, and is not likely in the foreseeable future to have, a material impact on our results of operations. However, as described above, cost increases have, from time to time, impacted our results.

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”, revised December 2003), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”). FIN 46 requires a VIE to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For entities created prior to February 1, 2003, the effective date of these requirements, which originally was July 1, 2003, was deferred so as not to apply until the first period ending after December 15, 2003. Upon adoption of this standard, as of December 31, 2003, we deconsolidated a subsidiary trust that had issued trust preferred securities as described above. As a result of such deconsolidation, (i) the trust preferred securities issued by our subsidiary trust, which had previously been reflected on our consolidated balance sheets, were removed from our consolidated balance sheets at December 31, 2003, (ii) the subordinated convertible debentures that we issued to the subsidiary trust, which previously had been eliminated in our consolidated balance sheets, were no longer eliminated in our consolidated balance sheets at December 31, 2003 and (iii) commencing January 1, 2004, the interest on the subordinated convertible debentures is reflected as interest expense on our consolidated statement of operations instead of the dividends on the trust preferred securities. The carrying amount of the trust preferred securities removed from the consolidated balance sheets was the same as the carrying amount of the subordinated convertible debentures added to the consolidated balance sheets. However, the subordinated convertible debentures are reflected as a component of liabilities on the consolidated balance sheets at June 30, 2004 and December 31, 2003, whereas the trust preferred securities were reflected as a separate category prior to December 31, 2003. The adoption of this standard did not otherwise have an effect on our statements of financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This standard amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The provisions of this standard that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this standard regarding the provisions effective after June 30, 2003 did not have an effect on our statements of financial position or operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard requires that financial instruments falling within the scope of this standard be classified as liabilities. This standard is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective with the first interim period beginning after June 15, 2003. The adoption of this standard did not have an effect on our statements of financial position or results of operations.

In July 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a tentative conclusion on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” Their tentative conclusion was that (i) contingently convertible debt instruments are subject to the if-converted method under SFAS No. 128, “Earnings Per Share,” regardless of the contingent features included in the instrument, and (ii) prior period earnings per share would have to be restated. Our 1 7/8% convertible notes are contingently convertible debt instruments that are potentially convertible into approximately 5.6 million shares of common stock. These potentially issuable shares are currently not included in our calculation of earnings per share according to current accounting standards. If the EITF’s tentative conclusion is eventually finalized and approved, it will represent a significant change in the accounting for contingently convertible debt instruments and we will be required to include these potentially issuable shares in our earnings per share calculation. Such treatment may materially impact our earnings per share.

Factors that May Influence Future Results and Accuracy of Forward-Looking Statements

Sensitivity to Changes in Construction and Industrial Activities

Our general rental equipment is principally used in connection with construction and industrial activities and our traffic control equipment is principally used in connection with the construction or repair of roads and bridges and similar infrastructure projects. Weakness in our end markets, such as a decline in construction or industrial activity or a reduction in infrastructure projects, may lead to a decrease in the demand for our equipment or the prices that we can charge. Any such decrease could adversely affect our operating results by decreasing revenues and gross profit margins. For example, there were significant declines in non-residential construction activity in 2002 and 2003 and reductions in government spending on infrastructure projects in several key states. This weakness in our end markets adversely affected our results in 2002 and 2003 as discussed in our 2003 Report on Form 10-K.

We have identified below certain factors that may cause weakness in our end markets, either temporarily or long-term:

•	weakness in the economy or the onset of a recession;

•	an increase in the cost of construction materials;

•	continued sluggishness in government spending for roads, bridges and other infrastructure projects;

•	an increase in interest rates;

•	adverse weather conditions which may temporarily affect a particular region; or

•	terrorism or hostilities involving the United States.

Fluctuations of Operating Results

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors. These factors include:

•	seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

•	completion of acquisitions;

•	changes in the amount of revenue relating to renting traffic control equipment, since revenues from this equipment category tend to be more seasonal than the rest of our business;

•	changes in the size of our rental fleet or in the rate at which we sell our used equipment;

•	changes in government spending for infrastructure projects;

•	changes in demand for our equipment or the prices therefor due to changes in economic conditions, competition or other factors;

•	changes in the interest rates applicable to our floating rate debt;

•	increases in costs (including the cost of fuel which has recently fluctuated significantly and which may continue to fluctuate significantly);

•	if we determine that a potential acquisition will not be consummated, the need to charge against earnings any expenditures relating to such transaction (such as financing commitment fees, merger and acquisition advisory fees and professional fees) previously capitalized; or

•	the possible need, from time to time, to take goodwill write-offs as described below or other write-offs or special charges due to a variety of occurrences such as the adoption of new accounting standards, store divestitures, consolidations or closings, the refinancing of existing indebtedness, the impairment of assets or the buy-out of equipment leases.

Substantial Goodwill

At June 30, 2004, we had on our balance sheet net goodwill in the amount of $1,461.8 million, which represented approximately 30% of our total assets at such date. This goodwill is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair value of the net assets of those businesses. We are required to test our goodwill for impairment at least annually. In general, this means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill as an expense. Our next scheduled annual impairment test will be as of October 1, 2004. However, if events or circumstances suggest that our goodwill could be impaired, then impairment testing may be required earlier. Any write-off would reduce our total assets and shareholders’ equity and be a charge against income. Over the past two years we have recorded significant goodwill write-offs, and we may need to record additional significant write-offs this year. Factors that may necessitate additional write-offs include continued weakness in our traffic control business which had a goodwill balance of approximately $140.5 million at June 30, 2004. Any additional significant write-off would have a material adverse effect on our results.

We assess impairment solely on the basis of recent historical performance and without reference to expected future performance. This means that, if the historical data for a reporting unit indicates impairment, a goodwill write-off is required even when we believe that reporting unit’s future performance will be significantly better. The fact that we test for impairment using only historical financial data increases the likelihood that we will be required to take additional non-cash goodwill write-offs in the future.

Substantial Indebtedness

At June 30, 2004, our total indebtedness was approximately $3,089.7 million, which includes $221.6 million in subordinated convertible debentures. Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

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

A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At June 30, 2004, taking into account our interest rate swap agreements, we had $2,184.9 million of variable rate indebtedness.

Need to Satisfy Financial and Other Covenants in Debt Agreements

Under the agreement governing our senior secured credit facility, we are required to, among other things, satisfy certain financial tests relating to: (a) the interest coverage ratio, (b) the ratio of funded debt to cash flow, (c) the ratio of senior secured debt to tangible assets and (d) the ratio of senior secured debt to cash flow. If we are unable to satisfy any of these covenants, the lenders could elect to terminate the credit facility and require us to repay the outstanding borrowings under the credit facility. In such event, unless we are able to refinance the indebtedness coming due and replace the credit facility, we would likely not have sufficient liquidity for our business needs and be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity for our business.

We are also subject to various other covenants under the agreements governing our credit facility and other indebtedness. These covenants limit or prohibit, among other things, our ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, create liens, make acquisitions, sell assets and engage in mergers and acquisitions. These covenants could adversely affect our operating results by significantly limiting our operating and financial flexibility.

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

Certain Risks Relating to Acquisitions

We have grown in part through acquisitions and may continue to do so. We will consider potential acquisitions of varying sizes and may, on a selective basis, pursue acquisitions or consolidation opportunities involving other public companies or large privately-held companies. We expect to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient to fund future acquisitions, we will require additional debt or equity financing and, consequently, our indebtedness may increase as we implement our growth strategy. The making of acquisitions entails certain risks, including:

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

Liability and Insurance

We are exposed to various possible claims relating to our business. These possible claims include those relating to (1) personal injury or death caused by equipment rented or sold by us, (2) motor vehicle accidents involving our delivery and service personnel and (3) employment related claims. We carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully protect us for a number of reasons, including:

•	Our coverage is subject to deductibles of $2 million for general liability, $2 million for workers’ compensation and $3 million for automobile liability and limited to a maximum of $100 million per occurrence;

•	we do not maintain coverage for environmental liability (other than legally required fuel storage tank coverage), since we believe that the cost for such coverage is high relative to the benefit that it provides; and

•	certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by our insurance.

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

Labor Matters

We currently have approximately 1,400 employees that are represented by unions and covered by collective bargaining agreements and approximately 11,900 employees that are not represented by unions. However, various unions periodically seek to organize certain of our non-union employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages, slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. In addition, these efforts could negatively affect our relationship with certain customers. Furthermore, our labor costs could increase as a result of the settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We periodically utilize interest rate swap agreements to manage our interest costs and exposure to changes in interest rates. At June 30, 2004, we had swap agreements with an aggregate notional amount of $1,345 million. The effect of these agreements was to convert $1,345 million of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of: (i) $445 million of our 6 1/2% senior notes through 2012, (ii) $375 million of our 7% senior subordinated notes through 2014, and (iii) $525 million of our 7 3/4% senior subordinated notes through 2013. As of June 30, 2004, we also had an interest rate cap agreement that effectively limits the interest rate on $75 million of our term loan to a maximum of 6.25% through June 2007. Subsequent to June 30, 2004, we entered into additional interest rate cap agreements that effectively limit the interest rate on an additional $525 million of our term loan to a maximum of 4.25% through June 2005, 5.25% through June 2006 and 6.25% through June 2007. The foregoing cap agreements would apply whenever the interest rate on the term loan (including the applicable margin spread) exceeds the applicable maximum interest rate specified by the relevant cap agreement.

As of August 4, 2004, after giving effect to our interest rate swap agreements, we had an aggregate of $2,185.7 million of indebtedness that bears interest at variable rates. This debt includes, in addition to the $1,345 million of debt subject to the swap agreements described above, (i) all borrowings under our $650 million revolving credit facility ($92.6 million outstanding) and (ii) our term loan ($748.1 million outstanding). The weighted average interest rates applicable to our variable rate debt on August 4, 2004 were (i) 4.5% for the revolving credit facility (represents the Canadian rate since the amount outstanding was Canadian borrowings), (ii) 3.5% for the term loan and (iii) 4.3% for the debt subject to our swap agreements. As of August 4, 2004, based upon the amount of our variable rate debt outstanding, after giving effect to our interest rate swap and cap agreements, our annual earnings would decrease by approximately $12.5 million for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our revolving credit facility and receivables securitization facility from time to time. For additional information concerning the terms of our variable rate debt, see note 9 to our notes to consolidated financial statements included in our 2003 Annual Report on Form 10-K.

Market risk relating to changes in foreign currency exchanges rates were reported in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003. There has been no material change in this market risk since the end of the fiscal year 2003.

Item 4.    Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2004, the disclosure controls and procedures were reasonably designed and effective at the reasonable assurance level to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
4/1/04 through 4/30/04	247,785	(1)	$18.85	—
5/1/04 through 5/31/04	—		—	—
6/1/04 through 6/30/04	—		—	—

Total	247,785		$18.85		$196,425,000	(2)

(1)	The shares were surrendered to the Company by employees in order to satisfy tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any repurchase plan or program.
(2)	The board in 2003 authorized the Company to repurchase up to $200 million of its common stock (or securities convertible into common stock) during the period from May 2003 to March 2005. The table indicates the amount of shares that may yet be purchased under this authorization.

Item 4.    Submission of Matters to a Vote of Security Holders

Our Company’s Annual Meeting of Stockholders was held on May 20, 2004. The holders of 73,327,705 common shares, 300,000 Series C Perpetual Convertible Preferred Shares (“Series C Preferred”) and 105,252 Class D-1 Perpetual Convertible Preferred Shares (“Class D-1 Preferred”) were present either in person or by proxy. The following matters were voted on at the meeting.

1.	The election of three members to the Board of Directors. Holders of our common stock and Class D-1 Preferred (where each share of Class D-1 Preferred is entitled to 33 1/3 votes) were entitled to vote on this matter.

	FOR	WITHHELD
Howard L. Clark, Jr.	72,828,907	4,007,198
Bradley S. Jacobs	71,425,128	5,410,977
John N. Milne	72,993,323	3,842,782

2.	The election of two members to the Board of Directors. Holders of the Series C Preferred were entitled to vote on this matter.

	FOR	WITHHELD
Leon D. Black	300,000	0
Michael S. Gross	300,000	0

3.	The approval of the United Rentals, Inc. Annual Incentive Compensation Plan. Holders of our common stock, Class D-1 Preferred (where each share of Class D-1 Preferred is entitled to 33 1/3 votes) and Series C Preferred (where each share of Series C Preferred is entitled to 40 votes) were entitled to vote on this matter.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
73,451,362	7,194,121	1,061,645	7,128,977

4.	The approval of the United Rentals, Inc. Long-Term Incentive Plan. Holders of our common stock, Class D-1 Preferred (where each share of Class D-1 Preferred is entitled to 33 1/3 votes) and Series C Preferred (where each share of Series C Preferred is entitled to 40 votes) were entitled to vote on this matter.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
71,842,656	8,791,299	1,073,173	7,128,977

5.	The ratification of the appointment of Ernst & Young LLP as our Company’s independent auditors for the fiscal year ending December 31, 2004. Holders of our common stock, Class D-1 Preferred (where each share of Class D-1 Preferred is entitled to 33 1/3 votes) and Series C Preferred (where each share of Series C Preferred is entitled to 40 votes) were entitled to vote on this matter.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
86,882,236	1,919,752	34,117	0

6.	The stockholder proposal presented at the meeting concerning board independence. Holders of our common stock, Class D-1 Preferred (where each share of Class D-1 Preferred is entitled to 33 1/3 votes) and Series C Preferred (where each share of Series C Preferred is entitled to 40 votes) were entitled to vote on this matter.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
27,318,632	54,304,361	84,135	7,128,977

7.	The stockholder proposal presented at the meeting concerning future severance agreements. Holders of our common stock, Class D-1 Preferred (where each share of Class D-1 Preferred is entitled to 33 1/3 votes) and Series C Preferred (where each share of Series C Preferred is entitled to 40 votes) were entitled to vote on this matter.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
27,620,388	53,990,420	96,320	7,128,977

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit Number		Description of Exhibit

3	(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3	(b)	Certificate of Amendment to the United Rentals, Inc. Certificate of Incorporation dated September 29, 1998 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151)

3	(c)	By-laws of United Rentals, Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.2 of United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3	(d)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(f) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

Exhibit Number		Description of Exhibit

3(e)		Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(g) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3(f)		Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current report on Form 8-K filed October 5, 2001)

3(g)		Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 to the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

3(h)		Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3(i)		By-laws of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

10(a)		Employment Agreement dated April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks (having attached as Exhibit A thereto a Restricted Stock Unit Agreement dated as of April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks) (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2004)†

10(b)		Employment Agreement dated April 8, 2004, between United Rentals, Inc. and John N. Milne (having attached as Exhibit A thereto a Restricted Stock Unit Agreement dated as of April 8, 2004, between United Rentals, Inc. and John N. Milne) (incorporated by reference to Exhibit 10(g) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2004)†

10(c)	*	Employment Agreement dated July 20, 2004, between United Rentals, Inc. and Joseph Ehrenreich (having attached as Exhibit A thereto a form of Restricted Stock Agreement between United Rentals, Inc. and Joseph Ehrenreich)†

10(d)	*	Form of Indemnification Agreement for executive officers and directors (an agreement in this form was entered into with Wayland Hicks, Joseph Ehrenreich, Michael Kneeland, Leon Black, Howard Clark, Ronald DeFeo, Michael Gross, Singleton McAllister, Brian McAuley, John McKinney and Gerald Tsai)†

10(e)		Form of United Rentals, Inc., Annual Incentive Compensation Plan (incorporated by reference to Appendix B to the United Rentals, Inc., Definitive Proxy Statement filed with the SEC on April 21, 2004)†

10(f)		Form of United Rentals, Inc., Long-Term Incentive Plan (incorporated by reference to Appendix C to the United Rentals, Inc., Definitive Proxy Statement filed with the SEC on April 21, 2004)†

10(g)	*	United Rentals, Inc. Restricted Stock Unit Deferral Plan†

31(a)	*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)	*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)	*	Section 1350 Certification by Chief Executive Officer

32(b)	*	Section 1350 Certification by Chief Financial Officer

(b)  Reports on Form 8-K:

1.	Form 8-K filed on April 22, 2004 (earliest event reported April 22, 2004); Item 12 was reported.

*	Filed herewith
†	This document is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UNITED RENTALS, INC.

Dated: August 9, 2004	By:	/s/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer (Principal Financial Officer)

UNITED RENTALS, INC.

Dated: August 9, 2004	By:	/s/ JOSEPH B. SHERK
Joseph B. Sherk Vice President, Corporate Controller (Principal Accounting Officer)

UNITED RENTALS (NORTH AMERICA), INC.

Dated: August 9, 2004	By:	/s/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer (Principal Financial Officer)

UNITED RENTALS (NORTH AMERICA), INC.

Dated: August 9, 2004	By:	/s/ JOSEPH B. SHERK
Joseph B. Sherk Vice President, Corporate Controller (Principal Accounting Officer)