Form 10-Q
period 2004-09-30
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2004-11-09
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 4, 2004, there were 77,842,802 shares of the United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

UNITED RENTALS

United Rentals is the largest equipment rental company in the world with a network of more than 730 rental locations in the United States, Canada and Mexico. We offer for rent over 600 types of equipment, everything from heavy machines to hand tools, to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others.

Our fleet of rental equipment includes over 500,000 units having an original purchase price of approximately $3.7 billion. The fleet includes:

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

We have recently begun to see early signs of a rebound in private non-residential construction. According to Department of Commerce data, private non-residential construction activity was up 3.7% in the first nine months of 2004 compared with the same period last year. With a sustained rebound in private non-residential construction, we would expect to see our industry resume its long-term growth trend.

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

Operating Efficiencies.    We benefit from the following operating efficiencies:

Equipment Sharing Among Branches.    We generally group our branches into clusters of 10 to 30 locations that are in the same geographic area. Each branch within a cluster can access all available equipment in the cluster area. This increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. In the third quarter of 2004, the sharing of equipment among branches accounted for approximately 12.6%, or $74 million, of the total rental revenues of our general rentals segment.

Ability to Transfer Equipment Among Branches.    The size of our branch network gives us the ability to take advantage of strength at a particular branch or in a particular region by permanently transferring underutilized equipment from weaker to stronger areas.

Consolidation of Common Functions.    We reduce costs through the consolidation of functions that are common to our more than 730 branches, such as payroll, accounts payable, benefits and risk management, information technology, legal, and credit and collection.

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

Geographic and Customer Diversity.    We have more than 730 branches in 47 states, ten Canadian provinces and Mexico and serve customers that range from Fortune 500 companies to small companies and homeowners. In 2003, our top ten customers accounted for less than 3% of our revenues. We believe that our geographic and customer diversity provide us with many advantages including: (1) enabling us to better serve National Account customers with multiple locations, (2) helping us achieve favorable resale prices by allowing us to access used equipment resale markets across the country, (3) reducing our dependence on any particular customer and (4) reducing the impact that fluctuations in regional economic conditions have on our overall financial performance.

National Account Program.    Our National Account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. We currently serve approximately 1,800 National Account customers.

Strong and Motivated Branch Management.    Each of our branches has a full-time branch manager who is supervised by a district manager from one of our 60 districts and a vice president from one of our nine regions. We believe that our managers are among the most knowledgeable and experienced in the industry, and we empower them, within budgetary guidelines, to make day-to-day decisions concerning branch matters. Senior management closely tracks branch, district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews. The compensation of branch managers and certain other branch personnel is linked to their branch’s financial performance and return on assets. This incentivizes branch personnel to control costs, optimize pricing, share equipment with other branches and manage fleet efficiently.

Risk Management and Safety Programs.    We believe that we have one of the most comprehensive risk management and safety programs in the industry. Our risk management department is staffed by experienced professionals and is responsible for implementing our safety programs and procedures, developing our employee and customer training programs and managing any claims against us.

UNITED RENTALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$149,167	$79,449
Accounts receivable, net of allowance for doubtful accounts of $48,304 in 2004 and $47,439 in 2003	547,450	499,433
Inventory	123,242	105,987
Prepaid expenses and other assets	114,515	118,145
Rental equipment, net	2,163,200	2,071,492
Property and equipment, net	423,564	406,601
Goodwill, net	1,325,462	1,437,809
Other intangible assets, net	2,135	3,225

	$4,848,735	$4,722,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$262,128	$150,796
Debt	2,921,170	2,817,088
Subordinated convertible debentures	221,550	221,550
Deferred taxes	138,999	165,052
Accrued expenses and other liabilities	279,082	226,780

Total liabilities	3,822,929	3,581,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$300,000 liquidation preference, 300,000 shares issued and outstanding	3	3
Series D perpetual convertible preferred stock—$150,000 liquidation preference, 150,000 shares issued and outstanding	2	2
Common stock—$.01 par value, 500,000,000 shares authorized, 77,879,864 shares issued and outstanding in 2004 and 77,150,277 in 2003	779	771
Additional paid-in capital	1,345,812	1,329,946
Deferred compensation	(22,458)	(25,646)
Accumulated deficit	(325,322)	(189,300)
Accumulated other comprehensive income	26,990	25,099

Total stockholders’ equity	1,025,806	1,140,875

	$4,848,735	$4,722,141

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
	(In thousands, except per share data)
Revenues:
Equipment rentals	$1,692,103	$1,619,783	$655,186	$625,748
Sales of rental equipment	159,321	120,977	48,424	44,391
Sales of equipment and contractor supplies and other revenues	419,047	384,281	146,108	134,995

Total revenues	2,270,471	2,125,041	849,718	805,134
Cost of revenues:
Cost of equipment rentals, excluding depreciation	895,770	880,435	337,319	330,978
Depreciation of rental equipment	278,577	248,888	95,124	85,722
Cost of rental equipment sales	111,254	79,665	34,032	28,717
Cost of equipment and contractor supplies sales and other operating costs	302,750	280,439	105,625	101,158

Total cost of revenues	1,588,351	1,489,427	572,100	546,575

Gross profit	682,120	635,614	277,618	258,559
Selling, general and administrative expenses	361,146	335,814	128,769	127,490
Goodwill impairment	139,306		139,306
Non-rental depreciation and amortization	47,537	51,510	15,416	17,663

Operating income (loss)	134,131	248,290	(5,873)	113,406
Interest expense	115,881	158,796	35,562	53,420
Interest expense—subordinated convertible debentures	10,827		3,600
Preferred dividends of a subsidiary trust		10,989		3,627
Other (income) expense, net	174,966	(1,831)	1,503	(223)

Income (loss) before provision (benefit) for income taxes	(167,543)	80,336	(46,538)	56,582
Provision (benefit) for income taxes	(31,521)	33,784	17,843	24,698

Net income (loss)	$(136,022)	$46,552	$(64,381)	$31,884

Earnings (loss) per share:
Basic	$(1.75)	$0.62	$(0.83)	$0.43

Diluted	$(1.75)	$0.50	$(0.83)	$0.34

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Comprehensive Loss	Accumulated Other Comprehensive Income
			Number of Shares	Amount
	(In thousands)
Balance, December 31, 2003	$3	$2	77,150	$771	$1,329,946	$(25,646)	$(189,300)		$25,099
Comprehensive income (loss):
Net loss							(136,022)	$(136,022)
Other comprehensive income (loss):
Foreign currency translation adjustments								6,126	6,126
Derivatives qualifying as hedges								(4,235)	(4,235)

Comprehensive loss								$(134,131)

Issuance of common stock under deferred compensation plans, net of forfeitures			695	7	13,304	(13,310)
Exercise of common stock options and warrants			295	3	5,070
Amortization of stock compensation					1,611	16,498
Tax benefit related to vesting of restricted stock					712
Shares repurchased and retired			(260)	(2)	(4,831)

Balance, September 30, 2004	$3	$2	77,880	$779	$1,345,812	$(22,458)	$(325,322)		$26,990

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(136,022)	$46,552
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	326,114	300,398
Gain on sales of rental equipment	(48,067)	(41,312)
Deferred taxes	(31,521)	25,920
Amortization of deferred compensation	18,109	23,902
Goodwill impairment	139,306
Repurchase premiums for debt refinancing	150,255
Changes in operating assets and liabilities:
Accounts receivable	(44,850)	(69,180)
Inventory	2,409	(7,659)
Prepaid expenses and other assets	43,177	(5,515)
Accounts payable	110,976	5,065
Accrued expenses and other liabilities	34,283	48,298

Net cash provided by operating activities	564,169	326,469
Cash Flows From Investing Activities:
Purchases of rental equipment	(465,209)	(320,578)
Purchases of property and equipment	(58,916)	(26,501)
Proceeds from sales of rental equipment	159,321	120,977
Deposits on rental equipment purchases		(10,929)
Buy-outs of operating leases		(56,529)
Purchases of other companies	(61,026)	(5,001)

Net cash used in investing activities	(425,830)	(298,561)
Cash Flows From Financing Activities:
Proceeds from debt	2,195,940	247,191
Payments of debt	(2,213,801)	(215,175)
Payments of financing costs	(36,820)	(10,763)
Purchases of interest rate caps	(13,646)
Shares repurchased and retired	(4,833)
Proceeds from the exercise of common stock options and warrants	4,069	237
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust repurchased and retired		(3,575)

Net cash provided by (used in) financing activities	(69,091)	17,915
Effect of foreign exchange rates	470	11,294

Net increase in cash and cash equivalents	69,718	57,117
Cash and cash equivalents at beginning of period	79,449	19,231

Cash and cash equivalents at end of period	$149,167	$76,348

Supplemental disclosure of cash flow information:
Cash paid for interest	$143,888	$145,118
Cash paid for income taxes, net of refunds	$1,337	$(342)
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$66,126	$3,314
Liabilities assumed	(5,788)	(50)

	60,338	3,264
Due to seller and other payments	688	1,737

Net cash paid	$61,026	$5,001

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$149,167	$79,449
Accounts receivable, net of allowance for doubtful accounts of $48,304 in 2004 and $47,439 in 2003	547,450	499,433
Inventory	123,242	105,987
Prepaid expenses and other assets	106,612	109,992
Rental equipment, net	2,163,200	2,071,492
Property and equipment, net	399,196	381,345
Goodwill, net	1,325,462	1,437,809
Other intangible assets, net	2,135	3,225

	$4,816,464	$4,688,732

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable	$262,128	$150,796
Debt	2,921,170	2,817,088
Deferred taxes	138,999	165,052
Due to parent	58,869	37,287
Accrued expenses and other liabilities	279,082	226,780

Total liabilities	3,660,248	3,397,003
Commitments and contingencies
Stockholder’s equity:
Common stock—$.01 par value, 3,000 shares authorized, 1,000 shares issued and outstanding
Additional paid-in capital	1,587,004	1,582,935
Accumulated deficit	(457,778)	(316,305)
Accumulated other comprehensive income	26,990	25,099

Total stockholder’s equity	1,156,216	1,291,729

	$4,816,464	$4,688,732

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
	(In thousands)
Revenues:
Equipment rentals	$1,692,103	$1,619,783	$655,186	$625,748
Sales of rental equipment	159,321	120,977	48,424	44,391
Sales of equipment and contractor supplies and other revenues	419,047	384,281	146,108	134,995

Total revenues	2,270,471	2,125,041	849,718	805,134
Cost of revenues:
Cost of equipment rentals, excluding depreciation	895,770	880,435	337,319	330,978
Depreciation of rental equipment	278,577	248,888	95,124	85,722
Cost of rental equipment sales	111,254	79,665	34,032	28,717
Cost of equipment and contractor supplies sales and other operating costs	302,750	280,439	105,625	101,158

Total cost of revenues	1,588,351	1,489,427	572,100	546,575

Gross profit	682,120	635,614	277,618	258,559
Selling, general and administrative expenses	361,146	335,814	128,769	127,490
Goodwill impairment	139,306		139,306
Non-rental depreciation and amortization	41,820	44,772	13,600	15,443

Operating income (loss)	139,848	255,028	(4,057)	115,626
Interest expense	115,881	158,796	35,562	53,420
Other (income) expense, net	174,966	(1,831)	1,503	(223)

Income (loss) before provision (benefit) for income taxes	(150,999)	98,063	(41,122)	62,429
Provision (benefit) for income taxes	(25,187)	40,926	19,899	27,250

Net income (loss)	$(125,812)	$57,137	$(61,021)	$35,179

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Accumulated Other Comprehensive Income
	Number of Shares	Amount
	(In thousands, except share data)
Balance, December 31, 2003	1,000		$1,582,935	$(316,305)		$25,099
Comprehensive income (loss):
Net loss				(125,812)	$(125,812)
Other comprehensive income (loss):
Foreign currency translation adjustments					6,126	6,126
Derivatives qualifying as hedges					(4,235)	(4,235)

Comprehensive loss					$(123,921)

Contributed capital from parent			4,069
Dividend distributions to parent				(15,661)

Balance, September 30, 2004	1,000		$1,587,004	$(457,778)		$26,990

See accompanying notes.

UNITED RENTALS (NORTH AMERICA), INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(125,812)	$57,137
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	320,397	293,660
Gain on sales of rental equipment	(48,067)	(41,312)
Deferred taxes	(25,208)	25,920
Goodwill impairment	139,306
Repurchase premiums for debt refinancing	150,255
Changes in operating assets and liabilities:
Accounts receivable	(44,850)	(69,180)
Inventory	2,409	(7,659)
Prepaid expenses and other assets	41,831	(599)
Accounts payable	110,976	5,065
Accrued expenses and other liabilities	47,836	74,743

Net cash provided by operating activities	569,073	337,775

Cash Flows From Investing Activities:
Purchases of rental equipment	(465,209)	(320,578)
Purchases of property and equipment	(52,992)	(26,818)
Proceeds from sales of rental equipment	159,321	120,977
Deposits on rental equipment purchases		(10,929)
Buy-outs of operating leases		(56,529)
Purchases of other companies	(61,026)	(5,001)

Net cash used in investing activities	(419,906)	(298,878)

Cash Flows From Financing Activities:
Proceeds from debt	2,195,940	247,191
Payments of debt	(2,213,801)	(215,175)
Payments of financing costs	(36,820)	(10,763)
Purchases of interest rate caps	(13,646)
Capital contributions by parent	4,069	237
Dividend distributions to parent	(15,661)	(14,564)

Net cash provided by financing activities	(79,919)	6,926
Effect of foreign exchange rates	470	11,294

Net increase in cash and cash equivalents	69,718	57,117
Cash and cash equivalents at beginning of period	79,449	19,231

Cash and cash equivalents at end of period	$149,167	$76,348

Supplemental disclosure of cash flow information:
Cash paid for interest	$133,060	$134,075
Cash paid for income taxes, net of refunds	$1,337	$(342)
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$66,126	$3,314
Liabilities assumed	(5,788)	(50)

	60,338	3,264
Due to seller and other payments	688	1,737

Net cash paid	$61,026	$5,001

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

The Consolidated Financial Statements of the Company included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. Results of operations for the nine and three month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The Consolidated Financial Statements included herein should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” At September 30, 2004, the Company had six stock-based compensation plans. Since stock options are granted by the Company with exercise prices at or greater than the fair value of the shares at the date of grant, no compensation expense is recognized. Restricted stock awards granted by the Company are recognized as deferred compensation. The Company recognizes compensation expense related to these restricted stock awards over their vesting periods or earlier upon acceleration of vesting. During the second quarter of 2003, the Company accelerated the vesting of approximately 230,000 shares of restricted stock and in the first quarter of 2004 accelerated the vesting of approximately 400,000 shares of restricted stock. The following table provides additional information related to the Company’s stock-based compensation arrangements for the nine and three months ended September 30, 2004 and 2003 (in thousands, except per share data):

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
Net income (loss), as reported	$(136,022)	$46,552	$(64,381)	$31,884
Plus: Stock-based compensation expense included in reported net income (loss), net of tax	12,375	17,486	3,471	11,710
Less: Stock-based compensation expense determined using the fair value method, net of tax	(13,501)	(19,372)	(3,848)	(12,322)

Pro forma net income (loss)	$(137,148)	$44,666	$(64,758)	$31,272

Basic earnings (loss) per share:
As reported	$(1.75)	$0.62	$(0.83)	$0.43
Pro forma	$(1.77)	$0.59	$(0.83)	$0.42
Diluted earnings (loss) per share:
As reported	$(1.75)	$0.50	$(0.83)	$0.34
Pro forma	$(1.77)	$0.48	$(0.83)	$0.33

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”, revised December 2003), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”). FIN 46 requires a VIE to be consolidated by a parent company if that company is subject to the majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For entities created prior to February 1, 2003 the effective date of these requirements, which originally was July 1, 2003, was deferred so as not to apply until the first period ending after December 15, 2003. Upon adoption of this standard, as of December 31, 2003, the Company deconsolidated a subsidiary trust that had issued trust preferred securities. As a result of such deconsolidation (i) the trust preferred securities issued by the Company’s subsidiary trust, which had previously been reflected on the Company’s consolidated balance sheets, were removed from its consolidated balance sheets at December 31, 2003, (ii) the subordinated convertible debentures that the Company issued to the subsidiary trust, which previously had been eliminated in the Company’s consolidated balance sheets, were no longer eliminated in its consolidated balance sheets as of December 31, 2003 and (iii) commencing January 1, 2004, the interest on the subordinated convertible debentures is reflected as interest expense on the Company’s consolidated statement of operations instead of the dividends on the trust preferred securities. The carrying amount of the trust preferred securities removed from the consolidated balance sheets was the same as the carrying amount of the subordinated convertible debentures added to the consolidated balance sheets; however, the subordinated convertible debentures are reflected as a component of liabilities on the consolidated balance sheets at September 30, 2004 and December 31, 2003, whereas the trust preferred securities were reflected as a separate category prior to December 31, 2003. The adoption of this standard did not otherwise have an effect on the Company’s statements of financial position or results of operations.

In October 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” Their conclusion was that beginning with reporting periods ending after December 15, 2004 (i) contingently convertible debt instruments are subject to the if-converted method under SFAS No. 128, “Earnings Per Share,” regardless of the contingent features included in the instrument, and (ii) prior period earnings per share would have to be restated. The Company’s 1 7/8% convertible notes are contingently convertible debt instruments that are potentially convertible into approximately 5.6 million shares of common stock. Under accounting rules that were in effect prior to the ratification of EITF Issue No. 04-8, such potentially issuable shares were not required to be included in the Company’s diluted earnings per share calculation. With the ratification of EITF Issue No. 04-8, the Company will be required to include such potentially issuable shares, if dilutive, in its diluted earnings per share calculation beginning with the fourth quarter 2004 reporting period.

2.    Acquisitions

The Company completed one acquisition in each of (i) the nine-month period ended September 30, 2004, and (ii) the year ended December 31, 2003. The results of operations of the businesses acquired in these acquisitions have been included in the Company’s results of operations from their respective acquisition dates.

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

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company for the nine and three months ended September 30, 2004 and 2003 as though each acquisition which was consummated during the period January 1, 2003 to September 30, 2004 as mentioned above and in note 3 to the notes to consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K was made on January 1, 2003 (in thousands, except per share data):

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
Revenues	$2,277,444	$2,157,398	$849,718	$815,745
Net income (loss)	$(138,164)	$42,797	$(64,381)	$30,980
Basic earnings (loss) per share	$(1.77)	$0.57	$(0.83)	$0.41

Diluted earnings (loss) per share	$(1.77)	$0.46	$(0.83)	$0.33

The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

In October 2004, the Company acquired Atlantic Rentals Ltd. with annual revenues of approximately $35 million for approximately $29 million.

3.    Goodwill and Other Intangible Assets

Changes in the Company’s carrying amount of goodwill for the first nine months of 2004 are as follows (in thousands):

Balance at December 31, 2003	$1,437,809
Impairment charges	(139,306)
Goodwill related to acquisitions	37,347
Foreign currency translation and other adjustments	(10,388)

Balance at September 30, 2004	$1,325,462

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

The Company generally is required to review its goodwill for impairment annually as of a scheduled review date; however, if events or circumstances suggest that its goodwill could be impaired, the Company may be required to

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conduct an earlier review. The scheduled review date is October 1 of each year; however, the Company reviewed its traffic control segment goodwill as of September 30, 2004 because continued weakness in this segment suggested that the goodwill associated with this segment could be impaired. Based on this review, the Company recorded a non-cash impairment charge of approximately $139.3 million ($121.9 million, net of tax at a rate of 12.5%) to write off the remaining goodwill balance that was associated with its traffic control segment. This charge is reflected on the Company’s statement of operations as “goodwill impairment” and is included in the operating loss of the traffic control segment.

Other intangible assets consist of non-compete agreements and are amortized over periods ranging from three to eight years. The cost of other intangible assets and the related accumulated amortization as of September 30, 2004 were $18.5 million and $16.4 million, respectively ($2.1 million, net). Amortization expense of other intangible assets was $1.8 million for the first nine months of 2004 and $3.0 million for the first nine months of 2003.

As of September 30, 2004, estimated amortization expense of other intangible assets for the remainder of 2004 and for each of the next five years is as follows (in thousands):

Remainder of 2004	$297
2005	916
2006	581
2007	151
2008	141
2009	49

$2,135

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate balance of the 2001 and 2002 charges was $14.2 million as of September 30, 2004 consisting of $0.7 million for the 2001 charge and $13.5 million for the 2002 charge. The Company estimates that approximately $0.8 million of the aggregate amount will be incurred by December 31, 2004 and approximately $13.4 million will be paid in future periods.

Components of the restructuring charges are as follows (in thousands):

	Balance December 31, 2003	Activity in 2004	Balance September 30, 2004
Costs to vacate facilities	$14,960	$2,574	$12,386
Workforce reduction costs	1,756	199	1,557
Information technology costs	613	406	207

	$17,329	$3,179	$14,150

5.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
Numerator:
Net income (loss)	$(136,022)	$46,552	$(64,381)	$31,884
Plus: Liquidation preference in excess of amounts paid for convertible preferred securities		896		896

Income (loss) available to common stockholders	$(136,022)	$47,448	$(64,381)	$32,780

Denominator:
Denominator for basic earnings per share—weighted-average shares	77,505	76,920	77,844	76,956
Effect of dilutive securities:
Stock options and warrants		1,411		3,060
Series C perpetual convertible preferred stock		12,000		12,000
Series D perpetual convertible preferred stock		5,000		5,000

Denominator for diluted earnings per share—adjusted weighted-average shares	77,505	95,331	77,844	97,016

Earnings (loss) per share—basic	$(1.75)	$0.62	$(0.83)	$0.43

Earnings (loss) per share—diluted	$(1.75)	$0.50	$(0.83)	$0.34

The diluted share base for the nine and three months ended September 30, 2004, where the numerator represents a loss, excludes incremental weighted shares for the effect of dilutive securities due to their antidilutive effect.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Comprehensive Income

The following table sets forth the Company’s comprehensive income (loss) (in thousands):

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
Net income (loss)	$(136,022)	$46,552	$(64,381)	$31,884
Other comprehensive income (loss):
Foreign currency translation adjustment	6,126	34,448	12,446	955
Derivatives qualifying as hedges	(4,235)	4,625	(4,080)	2,014

Comprehensive income (loss)	$(134,131)	$85,625	$(56,015)	$34,853

7.    Segment Information

Commencing in the first quarter of 2004, the Company began to report data for two operating segments: general rentals and traffic control. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The traffic control segment includes the rental of equipment for controlling traffic and related services and activities. The traffic control segment’s customers include construction companies involved in infrastructure projects and municipalities. The traffic control segment operates in the United States. In the tables below, the Company has restated its segment information for prior periods to reflect the change in operating segments. The new segments align the Company’s external segment reporting to how management evaluates and allocates resources and provide more transparent disclosure to the Company’s investors. The Company evaluates segment performance based on segment operating results. The change in segments was attributable to a change in the role of the chief operating decision maker as defined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies in note 2 to the notes to consolidated financial statements included in the Company’s 2003 Annual Report on Form 10-K. Certain corporate costs, including those related to selling, finance, legal, risk management, human resources, corporate management and information technology systems, are deemed to be of an operating nature and are allocated to each of the operating segments. The charge for the vesting of restricted stock granted to executives in 2001 has not been allocated to either segment. The charge for goodwill impairment is related entirely to the traffic control segment and is therefore reflected in that segment’s operating results.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth financial information by operating segment (in thousands):

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
Total Revenues
General rentals	$2,080,242	$1,869,727	$771,516	$696,929
Traffic control	190,229	255,314	78,202	108,205

Total revenues	$2,270,471	$2,125,041	$849,718	$805,134

Total Depreciation and Amortization Expense
General rentals	$306,347	$280,098	$103,803	$96,299
Traffic control	19,767	20,300	6,737	7,086

Total depreciation and amortization expense	$326,114	$300,398	$110,540	$103,385

Segment Operating Income (Loss)
General rentals	$314,496	$247,376	$142,551	$110,130
Traffic control(1)	(173,384)	12,660	(148,424)	15,022

Segment operating income (loss)	$141,112	$260,036	$(5,873)	$125,152

Total Capital Expenditures
General rentals	$507,979	$329,583	$159,385	$53,519
Traffic control	16,146	17,496	5,209	3,925

Total capital expenditures	$524,125	$347,079	$164,594	$57,444

	September 30, 2004	December 31, 2003
Total Assets
General rentals	$4,645,455	$4,348,012
Traffic control	203,280	374,129

Total assets	$4,848,735	$4,722,141

The following table sets forth a reconciliation between segment operating income and loss before income taxes (in thousands):

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
Segment operating income (loss)	$141,112	$260,036	$(5,873)	$125,152
Vesting of restricted shares granted to executives in 2001 (included in selling, general and administrative expenses)	6,981	11,746		11,746

Operating income (loss)	134,131	248,290	(5,873)	113,406
Interest expense	115,881	158,796	35,562	53,420
Interest expense—subordinated convertible debentures	10,827		3,600
Preferred dividends of a subsidiary trust		10,989		3,627
Other (income) expense, net	174,966	(1,831)	1,503	(223)

Income (loss) before provision (benefit) for income taxes	$(167,543)	$80,336	$(46,538)	$56,582

(1)	The operating results for traffic control reflect the impact of a non-cash goodwill impairment charge of $139.3 million.

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

6 1/2% Senior Notes.    In February 2004, as part of the refinancing in 2004 described above, URI issued $1 billion aggregate principal amount of 6 1/2% Senior Notes (the “6 1/2% Notes”) which are due February 15, 2012. The net proceeds from the sale of the 6 1/2% Notes were approximately $984 million (after deducting the initial purchasers’ discount and offering expenses). The 6 1/2% Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URI’s domestic subsidiaries. The 6 1/2% Notes mature on February 15, 2012 and may be redeemed by URI on or after February 15, 2008, at specified redemption prices that range from 103.25% in 2008 to 100.0% in 2010 and thereafter. In addition, on or prior to February 15, 2007, URI may, at its

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option, use the proceeds of a public equity offering to redeem up to 35% of the outstanding 6 1/2% Notes at a redemption price of 106.5%. The indenture governing the 6 1/2% Notes contains certain restrictive covenants, including limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales, (viii) the Company’s ability to consolidate, merge or sell all or substantially all of its assets and (ix) sale-leaseback transactions.

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

Revolving Credit Facility.    The revolving credit facility enables URI to borrow up to $650 million on a revolving basis and enables certain of the Company’s Canadian subsidiaries to borrow up to $150 million (provided that the aggregate borrowings of URI and the Canadian subsidiaries may not exceed $650 million). A portion of the revolving credit facility, up to $250 million, is available in the form of letters of credit. The revolving credit facility is scheduled to mature and terminate in February 2009. As of September 30, 2004, the outstanding borrowings under this facility were approximately $97 million and the face amount of undrawn letters of credit obtained under this facility was approximately $55 million.

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

Canadian dollar borrowings under the revolving credit facility accrue interest, at the borrower’s option, at either (A) the Canadian prime rate (which is equal to the greater of (i) the CDOR rate plus 1% and (ii) JPMorgan Chase Bank, Toronto Branch’s prime rate) plus a margin of 1.25%, or (B) the B/A rate (which is equal to JPMorgan Chase Bank, Toronto Branch’s B/A rate) plus a margin of 2.25%. These above interest rate margins

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are adjusted quarterly based on the Company’s Funded Debt to Cash Flow Ratio, up to the maximum margins described in the preceding sentence and down to minimum margins of 0.75% and 1.75% for revolving loans based on the Canadian prime rate and the B/A rate, respectively.

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

Interest Rate Swap and Cap Agreements.    As of September 30, 2004, the Company had swap agreements with an aggregate notional amount of $1,345 million. The effect of these agreements was to convert $1,345 million of the Company’s fixed rate notes to floating rate instruments. The fixed rate notes converted consist of: (i) $445 million of the Company’s 6 1/2% senior notes through 2012, (ii) $525 million of the Company’s 7 3/4% senior subordinated notes through 2013 and (iii) $375 million of the Company’s 7% senior subordinated notes through 2014. The Company’s swap agreements that convert its fixed rate notes to floating rate instruments are designated as fair value hedges. Changes in the fair values of the Company’s fair value hedges, as well as the offsetting fair value changes in the hedged items, are recorded on the statement of operations. There was no ineffectiveness related to the Company’s fair value hedges. As of September 30, 2004, the Company had an unrealized loss of $24.3 million based upon the fair value of its fair value hedges.

As of September 30, 2004, the Company had interest rate cap agreements that effectively limit the interest rate on $725 million of its term loan. One cap agreement limits $75 million of its term loan to a maximum of 6.25% through June 2007. Additional interest rate cap agreements effectively limit the interest rate on an additional $650 million of its term loan to a maximum of 4.25% through June 2005, 5.25% through June 2006 and 6.25% through June 2007. The foregoing cap agreements would apply whenever the interest rate on the term loan (including the applicable margin spread) exceeds the applicable maximum interest rate specified by the relevant cap agreement. The Company’s cap agreements are designated as cash flow hedges. Changes in the fair values of the Company’s cash flow hedges are recorded in other comprehensive income and reclassified into earnings in the same periods during which the hedged transactions affect earnings. There was no ineffectiveness related to the Company’s cash flow hedges. As of September 30, 2004, the Company had an unrealized loss of $4.2 million based upon the fair value of its cash flow hedges.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Restricted Stock and Operating Leases

Restricted Stock

The Company has granted to employees other than executive officers and directors approximately 900,000 shares of restricted stock that contain the following provisions. The shares vest in 2005, 2006 or 2007 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. If a holder of restricted stock sells his stock and receives sales proceeds that are less than a specified guaranteed amount set forth in the grant instrument, the Company has agreed to pay the holder the shortfall between the amount received and such specified amount; however, the foregoing only applies to sales that are made within five trading days of the vesting date. The specified guaranteed amount is (i) $27.26 per share with respect to approximately 300,000 shares scheduled to vest in 2005, (ii) $9.18 per share with respect to approximately 400,000 shares scheduled to vest in 2006 and (iii) $17.20 per share with respect to approximately 200,000 shares scheduled to vest in 2007.

Operating Leases

As part of certain of its equipment operating leases, the Company guarantees that the value of the equipment at the end of the lease term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then the Company’s maximum potential liability under these guarantees would be approximately $33.9 million. Under current circumstances, the Company does not anticipate paying significant amounts under these guarantees; however, it cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” this potential liability was not reflected on the Company’s balance sheet as of September 30, 2004, or any prior date because the leases associated with such guarantees were entered into prior to January 1, 2003.

10.     SEC Non-public Fact Finding Inquiry and Class Action Lawsuit

SEC Non-public Fact Finding Inquiry

As previously reported, the Company was notified by the SEC that it is conducting a non-public, fact-finding inquiry of the Company and has subpoenaed documents relating to certain of its accounting records. The notice from the SEC states that the inquiry does not mean that the SEC has concluded that the Company or anyone else has broken the law or that the SEC has a negative opinion of any person, entity or security. The Company is cooperating with the SEC; however, it cannot predict the outcome of the SEC inquiry, whether the SEC will bring any proceeding relating to the Company or when this matter might be resolved.

Class Action Lawsuit

A class action lawsuit has been filed against the Company. The lawsuit names as the defendants the Company and certain officers and/or directors of the Company. The complaint alleges, among other things, that (i) certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiff and the members of the purported class when they purchased the Company’s securities and (ii) the conduct in connection therewith violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and, in the case of the individual defendants, Section 20(a) of such Act. The complaint seeks unspecified compensatory damages, costs and expenses. The Company intends to defend against this action vigorously.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

URI, a wholly owned subsidiary of Holdings (the “Parent”), has outstanding (i) certain indebtedness that is guaranteed by the Parent and (ii) certain indebtedness that is guaranteed by both Parent and substantially all of URI’s United States subsidiaries (the “guarantor subsidiaries”); however, this indebtedness is not guaranteed by URI’s foreign subsidiaries (the “non-guarantor subsidiaries”) and certain of its United States subsidiaries. The guarantor subsidiaries are all 100%-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors; however, condensed consolidating financial information as of September 30, 2004 and December 31, 2003, and for each of the nine and three month periods ended September 30, 2004 and 2003, are presented. The condensed consolidating financial information of the Company and its subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2004

	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other & Eliminations	Consolidated Total
ASSETS
Cash and cash equivalents			$143,003	$6,164		$149,167
Accounts receivable, net		$55,186	446,330	45,934		547,450
Intercompany receivable (payable)		516,746	(379,730)	(137,016)
Inventory		45,826	70,025	7,391		123,242
Prepaid expenses and other assets		46,395	58,729	1,488		106,612
Rental equipment, net		1,188,481	789,249	185,470		2,163,200
Property and equipment, net	$24,368	120,680	256,689	21,827		423,564
Investment in subsidiaries	1,222,988	2,018,884			$(3,233,969)	7,903
Intangible assets, net		195,914	1,012,932	118,751		1,327,597

	$1,247,356	$4,188,112	$2,397,227	$250,009	$(3,233,969)	$4,848,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable			$246,038	$16,090		$262,128
Debt		$2,823,952	33	97,185		2,921,170
Subordinated convertible debentures	$221,550					221,550
Deferred taxes		113,526	(805)	26,278		138,999
Accrued expenses and other liabilities		121,408	211,877	4,666	$(58,869)	279,082

Total liabilities	221,550	3,058,886	457,143	144,219	(58,869)	3,822,929
Commitments and contingencies
Stockholders’ equity:
Preferred stock	5					5
Common stock	779					779
Additional paid-in capital	1,345,812	1,587,004	1,907,073	68,395	(3,562,472)	1,345,812
Deferred compensation	(22,458)					(22,458)
(Accumulated deficit) retained earnings	(325,322)	(457,778)	37,139	6,277	414,362	(325,322)
Accumulated translation adjustments	26,990		(4,128)	31,118	(26,990)	26,990

Total stockholders’ equity	1,025,806	1,129,226	1,940,084	105,790	(3,175,100)	1,025,806

	$1,247,356	$4,188,112	$2,397,227	$250,009	$(3,233,969)	$4,848,735

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

LIABILITIES AND STOCKHOLDERS’ EQUITY
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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30, 2004
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$767,211	$809,481	$115,411		$1,692,103
Sales of rental equipment		67,595	74,641	17,085		159,321
Sales of equipment and contractor supplies and other revenues		204,613	178,347	36,087		419,047

Total revenues		1,039,419	1,062,469	168,583		2,270,471
Cost of revenues:
Cost of equipment rentals, excluding depreciation		347,107	491,694	56,969		895,770
Depreciation of rental equipment		135,297	118,483	24,797		278,577
Cost of rental equipment sales		47,502	52,772	10,980		111,254
Cost of equipment and contractor supplies sales and other operating costs		145,474	130,995	26,281		302,750

Total cost of revenues		675,380	793,944	119,027		1,588,351

Gross profit		364,039	268,525	49,556		682,120
Selling, general and administrative expenses		153,762	180,379	27,005		361,146
Goodwill impairment			139,306			139,306
Non-rental depreciation and amortization	$5,717	19,503	19,640	2,677		47,537

Operating income (loss)	(5,717)	190,774	(70,800)	19,874		134,131
Interest expense	10,827	111,252	1,536	3,093	$(10,827)	115,881
Interest expense—subordinated convertible debentures					10,827	10,827
Other (income) expense, net		173,623	(1,667)	3,010		174,966

Income (loss) before provision (benefit) for income taxes	(16,544)	(94,101)	(70,669)	13,771		(167,543)
Provision (benefit) for income taxes	(6,368)	(38,940)	8,463	5,324		(31,521)

Income (loss) before equity in net earnings of subsidiaries	(10,176)	(55,161)	(79,132)	8,447		(136,022)
Equity in net earnings of subsidiaries	(125,846)	(70,685)			196,531

Net income (loss)	$(136,022)	$(125,846)	$(79,132)	$8,447	$196,531	$(136,022)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30, 2003
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$693,212	$825,354	$101,217		$1,619,783
Sales of rental equipment		54,976	54,935	11,066		120,977
Sales of equipment and contractor supplies and other revenues		185,380	170,003	28,898		384,281

Total revenues		933,568	1,050,292	141,181		2,125,041
Cost of revenues:
Cost of equipment rentals, excluding depreciation		339,191	492,901	48,343		880,435
Depreciation of rental equipment		118,640	109,846	20,402		248,888
Cost of rental equipment sales		36,065	36,868	6,732		79,665
Cost of equipment and contractor supplies sales and other operating costs		135,326	123,598	21,515		280,439

Total cost of revenues		629,222	763,213	96,992		1,489,427

Gross profit		304,346	287,079	44,189		635,614
Selling, general and administrative expenses		149,650	164,848	21,316		335,814
Non-rental depreciation and amortization	$6,488	22,865	19,664	2,244	$249	51,510

Operating income (loss)	(6,488)	131,831	102,567	20,629	(249)	248,290
Interest expense	10,989	153,625	2,477	2,694	(10,989)	158,796
Preferred dividends of a subsidiary trust					10,989	10,989
Other (income) expense, net		7,929	(11,050)	1,290		(1,831)

Income (loss) before provision (benefit) for income taxes	(17,477)	(29,723)	111,140	16,645	(249)	80,336
Provision (benefit) for income taxes	(7,041)	(11,243)	46,220	5,948	(100)	33,784

Income (loss) before equity in net income (loss) of subsidiaries	(10,436)	(18,480)	64,920	10,697	(149)	46,552
Equity in net income (loss) of subsidiaries	56,988	75,617			(132,605)

Net income	$46,552	$57,137	$64,920	$10,697	$(132,754)	$46,552

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2004
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$291,641	$317,042	$46,503		$655,186
Sales of rental equipment		17,368	25,058	5,998		48,424
Sales of equipment and contractor supplies and other revenues		71,554	62,460	12,094		146,108

Total revenues		380,563	404,560	64,595		849,718
Cost of revenues:
Cost of equipment rentals, excluding depreciation		124,374	192,313	20,632		337,319
Depreciation of rental equipment		45,998	40,457	8,669		95,124
Cost of rental equipment sales		12,335	17,995	3,702		34,032
Cost of equipment and contractor supplies sales and other operating costs		51,446	45,329	8,850		105,625

Total cost of revenues		234,153	296,094	41,853		572,100

Gross profit		146,410	108,466	22,742		277,618
Selling, general and administrative expenses		53,561	65,564	9,644		128,769
Goodwill impairment			139,306			139,306
Non-rental depreciation and amortization	$1,816	6,434	6,212	954		15,416

Operating income (loss)	(1,816)	86,415	(102,616)	12,144		(5,873)
Interest expense	3,600	33,939	495	1,128	$(3,600)	35,562
Interest expense—subordinated convertible debentures					3,600	3,600
Other (income) expense, net		2,038	(562)	27		1,503

Income (loss) before provision (benefit) for income taxes	(5,416)	50,438	(102,549)	10,989		(46,538)
Provision (benefit) for income taxes	(2,090)	19,152	(3,429)	4,210		17,843

Income (loss) before equity in net earnings of subsidiaries	(3,326)	31,286	(99,120)	6,779		(64,381)
Equity in net earnings of subsidiaries	(61,055)	(92,341)			153,396

Net income	$(64,381)	$(61,055)	$(99,120)	$6,779	$153,396	$(64,381)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2003
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated Total
	(In thousands)
Revenues:
Equipment rentals		$258,228	$326,459	$41,061		$625,748
Sales of rental equipment		20,816	19,297	4,278		44,391
Sales of equipment and contractor supplies and other revenues		67,126	57,944	9,925		134,995

Total revenues		346,170	403,700	55,264		805,134
Cost of revenues:
Cost of equipment rentals, excluding depreciation		122,437	191,785	16,756		330,978
Depreciation of rental equipment		40,692	37,749	7,281		85,722
Cost of rental equipment sales		13,386	12,549	2,782		28,717
Cost of equipment and contractor supplies sales and other operating costs		49,544	44,222	7,392		101,158

Total cost of revenues		226,059	286,305	34,211		546,575

Gross profit		120,111	117,395	21,053		258,559
Selling, general and administrative expenses		52,583	67,664	7,243		127,490
Non-rental depreciation and amortization	$2,136	7,728	6,934	782	$83	17,663

Operating income (loss)	(2,136)	59,800	42,797	13,028	(83)	113,406
Interest expense	3,627	51,380	1,189	851	(3,627)	53,420
Preferred dividends of a subsidiary trust					3,627	3,627
Other (income) expense, net		2,145	(3,284)	916		(223)

Income (loss) before provision (benefit) for income taxes	(5,763)	6,275	44,892	11,261	(83)	56,582
Provision (benefit) for income taxes	(2,515)	2,739	20,727	3,783	(36)	24,698

Income (loss) before equity in net earnings of subsidiaries	(3,248)	3,536	24,165	7,478	(47)	31,884
Equity in net earnings of subsidiaries	35,132	31,643			(66,775)

Net income	$31,884	$35,179	$24,165	$7,478	$(66,822)	$31,884

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

	For the Nine Months Ended September 30, 2004
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(5,325)	$277,523	$250,468	$41,503		$564,169
Cash flows from investing activities:
Purchases of rental equipment		(239,117)	(188,242)	(37,850)		(465,209)
Purchases of property and equipment	(5,503)	(26,663)	(25,046)	(1,704)		(58,916)
Proceeds from sales of rental equipment		67,595	74,641	17,085		159,321
Capital contributed to subsidiary	(4,069)				$4,069
Purchases of other companies		(688)		(60,338)		(61,026)

Net cash used in investing activities	(9,572)	(198,873)	(138,647)	(82,807)	4,069	(425,830)
Cash flows from financing activities:
Proceeds from debt		2,153,954		41,986		2,195,940
Payments of debt		(2,213,539)	(262)			(2,213,801)
Payments of financing costs		(35,893)	(895)	(32)		(36,820)
Purchases of interest rate caps		(13,646)				(13,646)
Shares repurchased and retired	(4,833)					(4,833)
Capital contributions by parent		4,069			(4,069)
Dividend distributions to parent		(15,661)			15,661
Proceeds from the exercise of common stock options and warrants	4,069					4,069
Proceeds from dividends from subsidiary	15,661				(15,661)

Net cash provided by (used in) financing activities	14,897	(120,716)	(1,157)	41,954	(4,069)	(69,091)
Effect of foreign exchange rates				470		470

Net increase (decrease) in cash and cash equivalents		(42,066)	110,664	1,120		69,718
Cash and cash equivalents at beginning of period		42,066	32,339	5,044		79,449

Cash and cash equivalents at end of period			$143,003	$6,164		$149,167

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,828	$128,406	$1,564	$3,090		$143,888
Cash paid for income taxes, net of refunds		$3		$1,334		$1,337
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired				$66,126		$66,126
Liabilities assumed				(5,788)		(5,788)

				60,338		60,338
Due to seller and other payments		$688				688

Net cash paid		$688		$60,338		$61,026

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

	For the Nine Months Ended September 30, 2003
	Parent	URI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(8,234)	$154,026	$123,674	$57,003		$326,469
Cash flows from investing activities:
Purchases of rental equipment		(214,071)	(135,539)	(27,497)		(377,107)
Purchases of property and equipment	(2,755)	(1,710)	(20,653)	(1,383)		(26,501)
Proceeds from sales of rental equipment		54,976	54,935	11,066		120,977
Capital contributed to subsidiary	(237)				$237
Purchases of other companies		(5,001)				(5,001)
Deposits on rental equipment purchases		(10,929)				(10,929)

Net cash used in investing activities	(2,992)	(176,735)	(101,257)	(17,814)	237	(298,561)
Cash flows from financing activities:
Proceeds from debt		247,191				247,191
Payments of debt		(199,392)	(738)	(15,045)		(215,175)
Payments of financing costs		(10,763)				(10,763)
Capital contributions by parent		237			(237)
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust repurchased and retired					(3,575)	(3,575)
Proceeds from the exercise of common stock options	237					237
Dividend distributions to parent		(14,564)			14,564
Proceeds from dividends from subsidiary	10,989				(10,989)

Net cash provided by (used in) financing activities	11,226	22,709	(738)	(15,045)	(237)	17,915
Effect of foreign exchange rates				11,294		11,294

Net increase in cash and cash equivalents			21,679	35,438		57,117
Cash and cash equivalents at beginning of period			16,908	2,323		19,231

Cash and cash equivalents at end of period			$38,587	$37,761		$76,348

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,043	$128,509	$2,788	$2,778		$145,118
Cash paid for income taxes, net of refunds		$(1,208)		$866		$(342)
Supplemental disclosure of non-cash investing and financing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired		$3,314				$3,314
Liabilities assumed		(50)				(50)

		3,264				3,264
Due to seller and other payments		1,737				1,737

Net cash paid		$5,001				$5,001

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reviews our operations for the nine and three months ended September 30, 2004 and 2003 and should be read in conjunction with the unaudited consolidated financial statements and related notes included herein and the consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K.

General

We are the largest equipment rental company in the world. Our revenues are divided into three categories:

•	Equipment rentals—This category principally includes our revenues from the following sources: (i) equipment rental, (ii) fees related to equipment rental such as those for equipment delivery, fuel and rental protection plans and (iii) specialized services that we provide in connection with the rental of traffic control equipment.

•	Sales of rental equipment—This category includes our revenues from the sale of used rental equipment.

•	Sales of equipment and contractor supplies and other revenues—This category principally includes our revenues from the following sources: (i) the sale of equipment held for sale, (ii) the sale of contractor supplies, (iii) repair services and the sale of parts for equipment owned by customers and (iv) the operations of our subsidiary that develops and markets software for use by equipment rental companies in managing and operating multiple branch locations.

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

Selling, general and administrative expenses primarily include sales commissions and salaries and benefits, bad debt expense, advertising and marketing expenses, management salaries and benefits, and clerical and administrative overhead.

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

We generally are required to review our goodwill for impairment annually as of a scheduled review date; however, if events or circumstances suggest that our goodwill could be impaired, we may be required to conduct an earlier review. Our scheduled review date is October 1 of each year; however, we reviewed our traffic control segment goodwill as of September 30, 2004 because continued weakness in this segment suggested that the goodwill associated with this segment could be impaired. Based on this review, we recorded a non-cash impairment charge of approximately $139.3 million to write off the remaining goodwill balance that was associated with our traffic control segment.

As of September 30, 2004, after giving effect to such write-off, we had on our balance sheet net goodwill in the amount of $1,325.5 million. All of this goodwill is associated with our general rentals segment. Based on the current performance of our general rentals segment and current market valuations, we do not currently foresee any additional goodwill write-offs; however, we cannot be certain that a future downturn in the business or changes in market valuations will not necessitate additional write-offs in future periods.

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

Components of the restructuring charges are as follows (in thousands):

	Balance December 31, 2003(1)	Activity in 2004(2)	Balance September 30, 2004(3)
Costs to vacate facilities(4)	$14,960	$2,574	$12,386
Workforce reduction costs(5)	1,756	199	1,557
Information technology costs(6)	613	406	207

	$17,329	$3,179	$14,150

(1)	Represents the aggregate balance of the 2001 and 2002 charges that had not been utilized as of December 31, 2003.
(2)	Activity in 2004 represents primarily cash payments.
(3)	Represents the aggregate balance of the 2001 and 2002 charges that had not been utilized as of September 30, 2004.
(4)	Represents primarily (i) payment of obligations under leases offset by estimated sublease opportunities and (ii) the write-off of capital improvements made to such facilities.
(5)	Represents primarily severance.
(6)	Represents primarily the abandonment of certain information technology projects and the payment of obligations under equipment leases relating to such projects.

As indicated in the table above, the aggregate balance of the 2001 and 2002 charges was $14.2 million as of September 30, 2004 consisting of $0.7 million for the 2001 charge and $13.5 million for the 2002 charge. We estimate that approximately $0.8 million of the remaining 2001 and 2002 charges will be paid by December 31, 2004 and approximately $13.4 million in future periods. These payments will not affect our future earnings because the charges associated with these payments have already been recorded in our 2001 or 2002 results. We expect to make these payments with cash from our operations.

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

We incurred a pre-tax, non-cash charge of $11.7 million ($10.2 million, net of tax) in the third quarter of 2003 and $7.0 million ($5.5 million, net of tax) in the first quarter of 2004 due to the vesting in each such period of restricted shares granted to executives in 2001. The charge in each period represented the portion of the deferred compensation charge associated with these shares that was unamortized at the time of vesting.

Certain Information Concerning Reserve for Claims

We are exposed to various claims relating to our business. We establish reserves for reported claims that are asserted against us and for claims that we believe have been incurred but not reported. These reserves reflect our estimate of the ultimate amounts that we will be required to pay in connection with these claims net of expected insurance recoveries. These estimates may change based on, among other things, changes in our claims experience, actuarial studies or expert opinions and receipt of additional information relevant to assessing the claims. We refer to our reserve for claims as our “insurance reserve.” Any increase in the insurance reserve results in a corresponding expense being recorded on our income statement.

Our insurance reserve increased from $46.2 million on December 31, 2003 to $68.7 million on September 30, 2004 (including $10.9 million of reserve added in the third quarter of 2004). This increase primarily reflected a change in our assessment of the potential ultimate losses typically associated with the following types of claims that arise in the ordinary course of business: (i) personal injury or death caused by equipment rented or sold by us, (ii) motor vehicle accidents involving our personnel and (iii) job-related injuries sustained by our personnel. This increase was principally driven by additional actuarial information received during 2004. The expense associated with the increase in our insurance reserve is reflected on our income statement primarily in cost of rental revenues and, to a lesser extent, in selling, general and administrative expense.

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

The following table shows certain results of our segments for the nine and three months periods ended September 30, 2004 and 2003 (in millions):

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
General Rentals Segment
Revenues
Equipment rentals	$1,523.1	$1,389.3	$584.3	$526.2
Sales of rental equipment	157.3	120.9	47.9	44.3
Sales of equipment and contractor supplies and other revenues	399.8	359.5	139.3	126.4

Total revenues	2,080.2	1,869.7	771.5	696.9
Cost of revenues
Cost of equipment rentals, excluding depreciation	744.0	712.2	276.3	266.4
Depreciation of rental equipment	259.8	229.8	88.7	79.0
Cost of rental equipment sales	110.3	79.6	33.8	28.7
Cost of equipment and contractor supplies sales and other operating expenses	290.6	266.0	101.3	96.3

Total cost of revenues	1,404.7	1,287.6	500.1	470.5

Gross profit	675.6	582.1	271.4	226.4
Selling, general and administrative expenses	314.5	284.5	113.8	99.1
Non-rental depreciation and amortization	46.6	50.3	15.1	17.3

Segment operating income	$314.5	$247.4	$142.5	$110.1

Traffic Control Segment
Revenues
Equipment rentals	$169.0	$230.5	$70.9	$99.5
Sales of rental equipment	2.0	0.1	0.5	0.1
Sales of equipment and contractor supplies and other revenues	19.2	24.8	6.8	8.6

Total revenues	190.2	255.3	78.2	108.2
Cost of revenues
Cost of equipment rentals, excluding depreciation	151.8	168.3	61.0	64.6
Depreciation of rental equipment	18.8	19.1	6.4	6.7
Cost of rental equipment sales	0.9	0.1	0.2
Cost of equipment and contractor supplies sales and other operating expenses	12.2	14.4	4.4	4.8

Total cost of revenues	183.7	201.8	72.0	76.0

Gross profit	6.5	53.5	6.2	32.2
Selling, general and administrative expenses	39.6	39.6	15.0	16.7
Goodwill impairment	139.3		139.3
Non-rental depreciation and amortization	1.0	1.2	0.3	0.4

Segment operating income (loss)(1)	$(173.4)	$12.7	$(148.4)	$15.0

Consolidated Results
General rentals segment operating income	$314.5	$247.4	$142.5	$110.1
Traffic control segment operating income (loss)(1)	(173.4)	12.7	(148.4)	15.0
Vesting of restricted shares granted to executives in 2001(2)	(7.0)	(11.7)		(11.7)

Operating income (loss)	134.1	248.3	(5.9)	113.4
Interest expense	115.9	158.8	35.6	53.4
Interest expense—subordinated convertible debentures	10.8		3.6
Preferred dividends of a subsidiary trust		11.0		3.6
Other (income) expense, net(3)	175.0	(1.8)	1.5	(0.2)

Income (loss) before provision (benefit) for income taxes	(167.5)	80.3	(46.5)	56.6
Provision (benefit) for income taxes	(31.5)	33.8	17.8	24.7

Net income (loss)	$(136.0)	$46.6	$(64.4)	$31.9

(1)	The operating results for the nine and three months ended September 30, 2004 reflect the impact of a goodwill impairment charge of $139.3 million recorded in the third quarter of 2004. Excluding this charge, the adjusted operating loss for the traffic control segment was $34.1 million in the nine months ended September 30, 2004 and $9.1 million in the three months ended September 30, 2004.
(2)	Represents the vesting of restricted shares granted to executives in 2001. See “—Charges Relating to Debt Refinancings and Vesting of Restricted Stock.” This charge has not been allocated to either segment.
(3)	Other (income) expense, net, for the nine months ended September 30, 2004 reflects charges relating to debt refinancings of $172.2 million.

Columns may not add due to rounding

Discussion of Results

Generally Accepted Accounting Principles (“GAAP”) Results and Adjusted Results

Our results for the three month period ended September 30, 2004, were impacted by a goodwill impairment charge for $139.3 million ($121.9 million, net of tax). See “—Goodwill and Other Intangible Assets.” Our results for the nine month period ended September 30, 2004 were impacted by such charge and by the following additional charges: (i) $172.2 million ($101.7 million, net of tax) related to debt refinancings that we completed in 2004 and (ii) $7.0 million ($5.5 million, net of tax) related to the vesting of restricted stock granted to executives in 2001. Our results for the three and nine month periods ended September 30, 2003 were impacted by an $11.7 million ($10.2 million, net of tax) charge related to the vesting of restricted stock granted to executives in 2001. See “—Charges Related to Debt Refinancings and Vesting of Restricted Stock.”

The table below shows (i) our operating income and results in accordance with GAAP and (ii) our operating income and results adjusted to exclude the foregoing charges. We provide this adjusted data because we believe that this data may be useful to investors in analyzing the period-to-period changes in our results that are due to changes in business conditions and that are not due to the write off of goodwill.

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
Operating income (loss) (GAAP)	$134.1	$248.3	$(5.9)	$113.4
Goodwill impairment	139.3		139.3
Vesting of restricted shares granted to executives in 2001	7.0	11.7		11.7

Operating income, as adjusted	$280.4	$260.0	$133.4	$125.1

Net income (loss) (GAAP)	$(136.0)	$46.6	$(64.4)	$31.9
Goodwill impairment, net of tax	121.9		121.9
Refinancing costs, net of tax	101.7
Vesting of restricted shares granted to executives in 2001, net of tax	5.5	10.2		10.2

Net income (loss), as adjusted	$93.2	$56.7	$57.5	$42.0

Columns may not add due to rounding

Nine Months Ended September 30, 2004 and 2003

Revenues

1.    General Rentals Segment Revenues.    Our general rentals segment had total revenues of $2,080.2 million in the first nine months of 2004, an increase of 11.3% compared with $1,869.7 million in the first nine months of 2003. The revenues from this segment accounted for 91.6% of our total revenues in the first nine months of 2004 and 88.0% during the first nine months of 2003. The components of this segment’s revenues are discussed below.

A.    Equipment Rentals.    Revenues from equipment rentals at the general rentals segment were $1,523.1 million in the first nine months of 2004, an increase of 9.6% compared with revenues of $1,389.3 million in the first nine months of 2003. These revenues accounted for 73.2% of the segment’s total revenues in the first nine months of 2004 compared with 74.3% in the same period last year. Rental rates for this segment increased 7.5% during the first nine months of 2004 compared with the same period last year.

The increase in rental revenues at this segment during the first nine months of 2004 principally reflected the following:

•	We increased rental revenues at locations open more than one year, or same store rental revenues, by approximately 10.2%. This increase primarily reflected the increase in rental rates discussed above.

•	We lost revenues due to the closing of branches and added revenues through acquisitions and start-ups. The net effect of these two factors was a loss of revenues that partially offset the increase in same store rental revenues.

B.    Sales of Rental Equipment.    Revenues from the sale of rental equipment at the general rentals segment were $157.3 million in the first nine months of 2004, representing a 30.1% increase from $120.9 million in the first nine months of 2003. These revenues accounted for 7.6% of the segment’s total revenues in the first nine months of 2004 compared with 6.5% in the same period last year. The increase in these revenues in 2004 primarily reflected an increase in the volume of equipment sold.

C.    Sales of Equipment and Contractor Supplies and Other Revenues.    Revenues from “sales of equipment and contractor supplies and other revenues” at the general rentals segment were $399.8 million in the first nine months of 2004, representing an 11.2% increase from $359.5 million in the first nine months of 2003. These revenues accounted for 19.2% of the segment’s total revenues in the first nine months of 2004 and 2003. The increase in these revenues in 2004 principally reflected a 26.5% increase in contractor supplies sales.

2.    Traffic Control Segment Revenues.    Our traffic control segment had total revenues of $190.2 million in the first nine months of 2004, representing a decrease of 25.5% from $255.3 million in the first nine months of 2003. The revenues from this segment accounted for 8.4% of our total revenues in the first nine months of 2004 and 12.0% during the first nine months of 2003. The components of this segment’s revenues are discussed below.

A.    Equipment Rentals.    Revenues from equipment rentals at the traffic control segment were $169.0 million in the first nine months of 2004, representing a decrease of 26.7% from $230.5 million in the first nine months of 2003. These revenues accounted for 88.8% of the segment’s total revenues in the first nine months of 2004 and 90.3% in the same period last year. The decrease in rental revenues at this segment principally reflected a 27.2% decrease in same store revenues.

B.    Sales of Rental Equipment.    Revenues from the sale of rental equipment at the traffic control segment were $2.0 million in the first nine months of 2004 and $0.1 million in the first nine months of 2003. These revenues accounted for 1.0% of the segment’s total revenues in the first nine months of 2004 compared with 0% in the same period last year.

C.    Sales of Equipment and Contractor Supplies and Other Revenues.    Revenues from “sales of equipment and contractor supplies and other revenues” at the traffic control segment were $19.2 million in the first nine months of 2004, representing a 22.2% decrease from $24.8 million in the first nine months of 2003. These revenues accounted for 10.1% of the segment’s total revenues in the first nine months of 2004 and 9.7% in the same period last year. The decrease in these revenues in 2004 principally reflected a decrease in this segment’s sales of traffic control related supplies.

3.    Total Consolidated Revenues.    We had total revenues of $2,270.5 million in the first nine months of 2004, an increase of 6.8% compared with total revenues of $2,125.0 million in the first nine months of 2003. The increase reflected the higher revenues at our general rentals segment partially offset by the lower revenues at our traffic control segment. Dollar equipment utilization for the first nine months of 2004 was 59.2%, an increase of 2.5 percentage points from the first nine months of 2003.

Gross Profit

1.    General Rentals Segment Gross Profit.    Our general rentals segment had total gross profit of $675.6 million in the first nine months of 2004, an increase of 16.1% compared with $582.1 million in the first nine months of 2003. This increase primarily reflected the increase in revenues described above partially offset by the decrease in gross profit margin described below from the sale of rental equipment. Information concerning the gross profit margin of the general rentals segment by source of revenue is set forth below:

A.    Equipment Rentals.    The gross profit margin from equipment rental revenues was 34.1% in the first nine months of 2004 and 32.2% in the first nine months of 2003. The increase in 2004 principally reflected the increase in rental revenues described above partially offset by cost increases. The cost increases impacted several areas including employee wages and benefits, reserves for claims and repairs and maintenance.

B.    Sales of Rental Equipment.    The gross profit margin from the sale of rental equipment was 29.9% in the first nine months of 2004 and 34.2% in the first nine months of 2003. The decrease in 2004 primarily reflected a shift in mix in the 2004 period to the sale of more under-utilized equipment and equipment with relatively lower resale values.

C.    Sales of Equipment and Contractor Supplies and Other Revenues.    The gross profit margin from “sales of equipment and contractor supplies and other revenues” was 27.3% in the first nine months of 2004 and 26.0% in the first nine months of 2003. The increase in 2004 primarily reflected an increase in contractor supplies margins and the volume of contractor supplies sold.

2.    Traffic Control Segment Gross Profit.    Our traffic control segment had total gross profit of $6.5 million in the first nine months of 2004 compared with gross profit of $53.5 million in the first nine months of 2003. The decrease in 2004 was the result of the substantial decrease in rental revenues described above partially offset by a decrease in costs.

3.    Total Consolidated Gross Profit.    We had total gross profit of $682.1 million in the first nine months of 2004, representing an increase of 7.3% from $635.6 million in the first nine months of 2003. The increase reflected the higher gross profit at our general rentals segment partially offset by the lower gross profit at our traffic control segment.

Selling, General and Administrative Expense (“SG&A”)

1.    General Rentals Segment SG&A.    SG&A at our general rentals segment was $314.5 million, or 15.1% of total segment revenues, during the first nine months of 2004 and $284.5 million, or 15.2% of total segment revenues, during the first nine months of 2003. The decrease in SG&A as a percentage of revenues in the 2004 period reflected the increase in revenues described above without a commensurate increase in SG&A expense. The increase in the dollar amount of SG&A in the 2004 period primarily reflected higher costs related to selling commissions, professional fees, employee benefits and reserves for claims.

2.    Traffic Control Segment SG&A.    SG&A at our traffic control segment was $39.6 million, or 20.8% of total segment revenues, during the first nine months of 2004 and $39.6 million, or 15.5% of total segment revenues, during the first nine months of 2003. The increase in SG&A as a percentage of revenues during the 2004 period primarily reflected the reduction in revenues described above.

3.    Total Consolidated SG&A.    Total SG&A expense was $361.1 million, or 15.9% of total revenues, during the first nine months of 2004 and $335.8 million, or 15.8% of total revenues, during the first nine months of 2003. Total SG&A expense in both 2004 and 2003 include charges for the vesting of restricted stock granted to executives in 2001. The charge in 2004 was $7.0 million and the charge in 2003 was $11.7 million. These charges have not been allocated to either of our segments.

Excluding the aforementioned charges, SG&A would have been $354.2 million, or 15.6% of total revenues, in the first nine months of 2004 compared with $324.1 million, or 15.2% of total revenues, during the first nine months of 2003. The increase in the dollar amount of SG&A, excluding the aforementioned charges, in the 2004 period reflected higher SG&A expenses at our general rentals segment as described above. The increase in SG&A, excluding the aforementioned charges, as a percentage of revenues during the 2004 period reflected the foregoing and the decrease in revenues at our traffic control segment as described above.

Goodwill Impairment

We recorded a non-cash goodwill impairment charge of $139.3 million in the third quarter of 2004 attributable to the write-off of the goodwill that was associated with our traffic control segment. See “—Goodwill and Other Intangible Assets.”

Non-rental Depreciation and Amortization

1.    General Rentals Segment Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization for the general rentals segment was $46.6 million, or 2.2% of total segment revenues, in the first nine months of 2004 and $50.3 million, or 2.7% of total segment revenues, in the first nine months of 2003. The decrease in the dollar amount of this expense in 2004 was primarily due to a reduction in the aggregate amount of our deferred financing fees as a result of the debt refinancing transactions that we completed in the fourth quarter of 2003 and in 2004. The decrease in such expense as percentage of revenues primarily reflected the foregoing and the increase in revenues described above.

2.    Traffic Control Segment Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization for the traffic control segment was $1.0 million in the first nine months of 2004 and $1.2 million in the first nine months of 2003.

3.    Total Consolidated Non-rental Depreciation and Amortization.    Total non-rental depreciation and amortization was $47.5 million, or 2.1% of total revenues, in the first nine months of 2004 and $51.5 million, or 2.4% of total revenues, in the first nine months of 2003. The decrease in 2004 primarily reflected the decrease at the general rentals segment discussed above.

Operating Income (Loss)

1.    General Rentals Operating Income.    Our general rentals segment had operating income of $314.5 million in the first nine months of 2004 and $247.4 million in the first nine months of 2003. The increase in 2004 reflected the higher revenues and gross profit at this segment described above.

2.    Traffic Control Segment Operating Income (Loss).    Our traffic control segment had an operating loss of $173.4 million in the first nine months of 2004 and operating income of $12.7 million in the first nine months of 2003. The operating loss in 2004 includes the non-cash, goodwill impairment charge of $139.3 million discussed above. If the segment operating loss is adjusted to exclude this charge, the adjusted operating loss at the traffic control segment was $34.1 million in the first nine months of 2004. The adjusted operating loss in 2004 reflected the decrease in revenues and gross profit at this segment.

3.    Total Consolidated Operating Income.    Total operating income was $134.1 million in the first nine months of 2004 and $248.3 million in the first nine months of 2003. Total operating income in 2004 was impacted by the $139.3 million charge for goodwill impairment discussed above and a $7.0 million charge for the vesting of restricted stock granted to executives in 2001. Total operating income in 2003 was impacted by an $11.7 million charge for the vesting of restricted stock granted to executives in 2001. If our operating income is adjusted to exclude such charges, we had total adjusted operating income of $280.4 million in the first nine months of 2004 and total adjusted operating income of $260.0 million in the first nine months of 2003. The increase in total adjusted operating income in 2004 reflected the increase in operating income at the general rentals segment partially offset by the adjusted operating loss at the traffic control segment. For a reconciliation of the adjusted results to our GAAP results, see “—Generally Accepted Accounting Principles (“GAAP”) Results and Adjusted Results.”

Interest Expense

Interest expense was $115.9 million in the first nine months of 2004 and $158.8 million in the first nine months of 2003. The decrease in interest expense was attributable to lower interest rates on our debt primarily due to (i) the debt refinancings that we completed in the fourth quarter of 2003 and in 2004 and (ii) the positive impact of interest rate swaps that increased the portion of our interest expense that is based on floating interest rates.

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

The expense recorded in connection with the foregoing securities was $10.8 million in the first nine months of 2004 and $11.0 million in the first nine months of 2003. The expense in the 2004 period is recorded on the statement of operations as “Interest Expense—Subordinated Convertible Debentures” and the expense in the 2003 period is recorded as “Preferred Dividends of a Subsidiary Trust.”

Other (Income) Expense, net

Other expense was $175.0 million in the first nine months of 2004 compared with other income of $1.8 million in the first nine months of 2003. The other expense in the first nine months of 2004 was primarily attributable to the charges related to debt refinancings described under “—Charges Related to Debt Refinancings and Vesting of Restricted Stock.” Excluding these charges, we would have had other expense of $2.8 million in the 2004 period. The other expense, excluding such charges, in the 2004 period was primarily due to the write off of a note receivable and the write off of certain assets in connection with the settlement of a legal matter.

Provision (Benefit) for Income Taxes

Income taxes were a benefit of $31.5 million, or an effective rate of 18.8%, in the first nine months of 2004 and an expense of $33.8 million, or an effective rate of 42.1%, in the first nine months of 2003. Excluding the effects on our 2004 results of (i) the vesting of restricted stock granted to executives in 2001, (ii) the goodwill impairment charge and (iii) the refinancing charges discussed above, we would have had an effective rate of 38.3% in the first nine months of 2004. Excluding the effect on our 2003 results of the vesting of restricted stock granted to executives in 2001, we would have had an effective rate of 38.4% in the first nine months of 2003.

Net Income (Loss)

We had a net loss of $136.0 million in the first nine months of 2004 compared with net income of $46.6 million in the first nine months of 2003. The loss in 2004 reflected the charges described above relating to our debt refinancings, goodwill impairment and the vesting of restricted stock granted to executives in 2001. If our results are adjusted to exclude these charges, we had adjusted net income of $93.2 million in the first nine months of 2004. Net income in 2003 included a charge relating to the vesting of restricted stock granted to executives in 2001. If our results are adjusted to exclude this charge, we had adjusted net income of $56.7 million in the first nine months of 2003. The increase in adjusted net income in the first nine months of 2004 relative to adjusted net income in the first nine months of 2003 primarily reflected the increase in adjusted operating income and the reduction in interest expense described above. For a reconciliation of the adjusted results to our GAAP results, see “—Generally Accepted Accounting Principles (“GAAP”) Results and Adjusted Results.”

Three Months Ended September 30, 2004 and 2003

Revenues

1.    General Rentals Segment Revenues.    Our general rentals segment had total revenues of $771.5 million in the third quarter of 2004, an increase of 10.7% compared with $696.9 million in the third quarter of 2003. The revenues from this segment accounted for 90.8% of our total revenues in the third quarter of 2004 and 86.6% during the third quarter of 2003. The components of this segment’s revenues are discussed below.

A.    Equipment Rentals.    Revenues from equipment rentals at the general rentals segment were $584.3 million in the third quarter of 2004, an increase of 11.0% compared with revenues of $526.2 million in the third quarter of 2003. These revenues accounted for 75.7% of the segment’s total revenues in the third quarter of 2004 compared with 75.5% in the same period last year. Rental rates for this segment increased 8.5% during the third quarter of 2004 compared with the same period last year.

The increase in rental revenues at this segment during the third quarter of 2004 principally reflected the following:

•	We increased rental revenues at locations open more than one year, or same store rental revenues, by approximately 12.0%. This increase primarily reflected the increase in rental rates discussed above.

•	We lost revenues due to the closing of branches and added revenues through acquisitions and start-ups. The net effect of these two factors was a loss of revenues that partially offset the increase in same store rental revenues.

B.    Sales of Rental Equipment.    Revenues from the sale of rental equipment at the general rentals segment were $47.9 million in the third quarter of 2004, representing an 8.0% increase from $44.3 million in the third quarter of 2003. These revenues accounted for 6.2% of the segment’s total revenues in the third quarter of 2004 compared with 6.4% in the same period last year. The increase in these revenues in 2004 primarily reflected an increase in the volume of equipment sold.

C.    Sales of Equipment and Contractor Supplies and Other Revenues.    Revenues from “sales of equipment and contractor supplies and other revenues” at the general rentals segment were $139.3 million in the third quarter of 2004, representing a 10.2% increase from $126.4 million in the third quarter of 2003. These revenues accounted for 18.1% of the segment’s total revenues in the third quarter of 2004 compared with 18.1% in the same period last year. The increase in these revenues in 2004 principally reflected a 25.1% increase in contractor supplies sales.

2.    Traffic Control Segment Revenues.    Our traffic control segment had total revenues of $78.2 million in the third quarter of 2004, representing a decrease of 27.7% from $108.2 million in the third quarter of 2003. The revenues from this segment accounted for 9.2% of our total revenues in the third quarter of 2004 and 13.4% during the third quarter of 2003. The components of this segment’s revenues are discussed below.

A.    Equipment Rentals.    Revenues from equipment rentals at the traffic control segment were $70.9 million in the third quarter of 2004, representing a decrease of 28.8% from $99.5 million in the third quarter of 2003. These revenues accounted for 90.7% of the segment’s total revenues in the third quarter of 2004 and 92.0% in the same period last year. The decrease in rental revenues at this segment principally reflected a 29.5% decrease in same store revenues.

B.    Sales of Rental Equipment.    Revenues from the sale of rental equipment at the traffic control segment were $0.5 million in the third quarter of 2004 and $0.1 million in the third quarter of 2003. These revenues accounted for 0.7% of the segment’s total revenues in the third quarter of 2004 compared with 0% in the same period last year.

C.    Sales of Equipment and Contractor Supplies and Other Revenues.    Revenues from “sales of equipment and contractor supplies and other revenues” at the traffic control segment were $6.8 million in the third quarter of 2004, representing a 21.3% decrease from $8.6 million in the third quarter of 2003. These revenues accounted for 8.7% of the segment’s total revenues in the third quarter of 2004 and 8.0% in the same period last year. The decrease in these revenues in 2004 principally reflected a decrease in this segment’s sales of traffic control related supplies.

3.    Total Consolidated Revenues.    We had total revenues of $849.7 million in the third quarter of 2004, an increase of 5.5% compared with total revenues of $805.1 million in the third quarter of 2003. The increase reflected the higher revenues at our general rentals segment partially offset by the lower revenues at our traffic control segment. Dollar equipment utilization for the third quarter of 2004 was 67.4%, an increase of 2.3 percentage points from the third quarter of 2003.

Gross Profit

1.    General Rentals Segment Gross Profit.    Our general rentals segment had total gross profit of $271.4 million in the third quarter of 2004, an increase of 19.9% compared with $226.4 million in the third quarter of 2003. This increase primarily reflected the increase in revenues described above partially offset by the decrease in gross profit margin described below from the sale of rental equipment. Information concerning the gross profit margin of the general rentals segment by source of revenue is set forth below:

A.    Equipment Rentals.    The gross profit margin from equipment rental revenues was 37.5% in the third quarter of 2004 and 34.3% in the third quarter of 2003. The increase in 2004 principally reflected the increase in rental revenues described above partially offset by cost increases. The cost increases primarily impacted employee wages and benefits and reserves for claims.

B.    Sales of Rental Equipment.    The gross profit margin from the sale of rental equipment was 29.4% in the third quarter of 2004 and 35.3% in the third quarter of 2003. The decrease in 2004 primarily reflected a shift in mix in the 2004 period to the sale of more under-utilized equipment and equipment with relatively lower resale values.

C.    Sales of Equipment and Contractor Supplies and Other Revenues.    The gross profit margin from “sales of equipment and contractor supplies and other revenues” was 27.3% in the third quarter of 2004 and 23.8% in the third quarter of 2003. The increase in 2004 primarily reflected an increase in contractor supplies margins and the volume of contractor supplies sold.

2.    Traffic Control Segment Gross Profit.    Our traffic control segment had gross profit of $6.2 million in the third quarter of 2004 compared with gross profit of $32.2 million in the third quarter of 2003. The decrease in 2004 was the result of the substantial decrease in rental revenues described above partially offset by a decrease in costs.

3.    Total Consolidated Gross Profit.    We had total gross profit of $277.6 million in the third quarter of 2004, representing an increase of 7.4% from $258.6 million in the third quarter of 2003. The increase reflected the higher gross profit at our general rentals segment partially offset by the lower gross profit at our traffic control segment.

Selling, General and Administrative Expense

1.    General Rentals Segment SG&A.    SG&A at our general rentals segment was $113.8 million, or 14.7% of total segment revenues, during the third quarter of 2004 and $99.1 million, or 14.2% of total segment revenues, during the third quarter of 2003. The dollar and percentage increases in SG&A in the 2004 period primarily reflected higher costs related to selling commissions, professional fees, employee benefits and reserves for claims.

2.    Traffic Control Segment SG&A.    SG&A at our traffic control segment was $15.0 million, or 19.2% of total segment revenues, during the third quarter of 2004 and $16.7 million, or 15.4% of total segment revenues, during the third quarter of 2003. The increase in SG&A as a percentage of revenues during the 2004 period primarily reflected the reduction in revenues described above.

3.    Total Consolidated SG&A.    Total SG&A expense was $128.8 million, or 15.2% of total revenues, during the third quarter of 2004 and $127.5 million, or 15.8% of total revenues, during the third quarter of 2003. Total SG&A expense in 2003 included a charge of $11.7 million for the vesting of restricted stock granted to executives in 2001. This charge has not been allocated to either of our segments.

If the aforementioned charge is excluded in 2003, adjusted SG&A in the third quarter of 2003 was $115.7 million, or 14.4% of revenues. The increase in the dollar amount of SG&A in 2004 relative to adjusted SG&A in 2003 reflected higher SG&A expenses in our general rentals segment as described above. The increase in SG&A as a percentage of revenue in 2004 relative to adjusted SG&A as a percentage of revenues in 2003 primarily reflected the decrease in revenues at our traffic control segment as described above.

Goodwill Impairment

We recorded a non-cash goodwill impairment charge of $139.3 million in the third quarter of 2004 attributable to the write-off of the goodwill that was associated with our traffic control segment. See “—Goodwill and Other Intangible Assets.”

Non-rental Depreciation and Amortization

1.    General Rentals Segment Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization for the general rentals segment was $15.1 million, or 2.0% of total segment revenues, in the third quarter of 2004 and $17.3 million, or 2.5% of total segment revenues, in the third quarter of 2003. The decrease in the dollar amount of this expense in 2004 was primarily due to a reduction in the aggregate amount of our deferred financing fees as a result of the debt refinancing transactions that we completed in the fourth quarter of 2003 and in 2004. The decrease in such expense as a percentage of revenues primarily reflected the foregoing and the increase in revenues described above.

2.    Traffic Control Segment Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization for the traffic control segment was $0.3 million in the third quarter of 2004 and $0.4 million in the third quarter of 2003.

3.    Total Consolidated Non-rental Depreciation and Amortization.    Total non-rental depreciation and amortization was $15.4 million, or 1.8% of total revenues, in the third quarter of 2004 and $17.7 million, or 2.2% of total revenues, in the third quarter of 2003. The decrease in 2004 primarily reflected the decrease at the general rentals segment discussed above.

Operating Income (Loss)

1.    General Rentals Segment Operating Income.    Our general rentals segment had operating income of $142.5 million in third quarter of 2004 and $110.1 million in the third quarter of 2003. The increase in 2004 reflected the higher revenues and gross profit at this segment described above partially offset by increased SG&A costs.

2.    Traffic Control Segment Operating Income (Loss).    Our traffic control segment had an operating loss of $148.4 million in the third quarter of 2004 and operating income of $15.0 million in the third quarter of 2003. The operating loss in 2004 includes the non-cash, goodwill impairment charge of $139.3 million discussed above. If the segment operating loss is adjusted to exclude this charge, the adjusted operating loss at the traffic control segment was $9.1 million in the third quarter of 2004. The adjusted operating loss in 2004 reflected the decrease in revenues and gross profit at this segment.

3.    Total Consolidated Operating Income (Loss).    Total operating loss was $5.9 million in the third quarter of 2004 compared to total operating income of $113.4 million in the third quarter of 2003. Total operating results in 2004 were impacted by the non-cash, goodwill impairment charge of $139.3 million discussed above. Total operating results in 2003 were impacted by an $11.7 million charge for the vesting of restricted stock granted to executives in 2001. If our operating results are adjusted to exclude these charges, we had total adjusted operating income of $133.4 million in the third quarter of 2004 and $125.1 million in the third quarter of 2003. The increase in our adjusted operating income in 2004 reflected the increase in operating income at the general rentals segment partially offset by the operating loss at the traffic control segment. For a reconciliation of the adjusted results to our GAAP results, see “—Generally Accepted Accounting Principles (“GAAP”) Results and Adjusted Results.”

Interest Expense

Interest expense was $35.6 million in the third quarter of 2004 and $53.4 million in the third quarter of 2003. The decrease in interest expense was attributable to lower interest rates on our debt primarily due to the debt refinancings that we completed in the fourth quarter of 2003.

Interest Expense—Subordinated Convertible Debentures and Preferred Dividends of a Subsidiary Trust.

The expense recorded in connection with these securities was $3.6 million in the third quarter of 2004 and $3.6 million in the third quarter of 2003. The expense in the 2004 period is recorded on the statement of operations as “Interest Expense—Subordinated Convertible Debentures” and the expense in the 2003 period is recorded as “Preferred Dividends of a Subsidiary Trust.”

Other (Income) Expense, net

Other expense was $1.5 million in the third quarter of 2004 compared with other income of $0.2 million in the third quarter of 2003. The other expense in the 2004 period was primarily due to the write off of a note receivable.

Provision (Benefit) for Income Taxes

Income taxes were an expense of $17.8 million in the third quarter of 2004 and $24.7 million in the third quarter of 2003. Excluding the effect on our 2004 results of the goodwill impairment charge discussed above, we would have had an effective rate of 38.0% in the third quarter of 2004. Excluding the effect on our 2003 results of the vesting of restricted stock granted to executives in 2001, we would have had an effective rate of 38.5% in the third quarter of 2003. The decline in the effective rate in 2004 primarily reflected a decrease in the deferred tax rate related to our Canadian operations.

Net Income (Loss)

We had a net loss of $64.4 million in the third quarter of 2004 compared with net income of $31.9 million in the third quarter of 2003. Our results in the third quarter of 2004 were impacted by the goodwill impairment charge of $139.3 million described above. Our results in the third quarter of 2003 were impacted by the $11.7 million charge for the vesting of restricted stock granted to executives in 2001 described above. If our results are adjusted to exclude these charges, we had adjusted net income of $57.5 million in the third quarter of 2004 and $42.0 million in the third quarter of 2003. The increase in adjusted net income in the third quarter of 2004 relative to adjusted net income in the third quarter of 2003 primarily reflected the increase in operating income and the reduction in interest expense described above. For a reconciliation of the adjusted results to our GAAP results see “—Generally Accepted Accounting Principles (“GAAP”) Results and Adjusted Results”.

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

For further information concerning our debt, see note 8 to our notes to unaudited consolidated financial statements included elsewhere herein and note 9 to our notes to consolidated financial statements included in our 2003 Annual Report on Form 10-K.

Sources and Uses of Cash

During the first nine months of 2004, we (i) generated cash from operations of $564.2 million and (ii) generated cash from the sale of rental equipment of $159.3 million. We used cash during this period principally to (i) pay consideration for acquisitions of $61.0 million, (ii) purchase rental equipment of $465.2 million, (iii) purchase other property and equipment of $58.9 million, (iv) repay borrowings of $17.9 million, (v) pay financing costs of $36.8 million and (vi) purchase interest rate caps for $13.6 million.

Cash Requirements Related to Operations

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our revolving credit facility and receivables securitization facility. As of November 1, 2004, we had (i) $468.7 million of borrowing capacity available under our $650 million revolving credit facility (reflecting outstanding loans of approximately $131.0 million and outstanding letters of credit in the amount of approximately $50.3 million) and (ii) $244.0 million of borrowing capacity available under our receivables securitization facility (reflecting the size of the eligible collateral pool as of such date and no loans being outstanding). We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

We expect that our principal needs for cash relating to our existing operations over the next twelve months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service, (v) costs relating to our restructuring plans and (vi) acquisitions. We plan to fund such cash requirements relating to our existing operations from our existing sources of cash described above. In addition, we may seek additional financing through the securitization of some of our equipment or real estate or through the use of additional operating leases. For information on the scheduled principal payments coming due on our outstanding debt and on the payments coming due under our existing operating leases, see “—Certain Information Concerning Contractual Obligations.”

Our capital expenditures for the first nine months of 2004 amounted to $524.1 million. These expenditures are comprised of (i) approximately $465.2 million of expenditures for the purchase of rental equipment and (ii) $58.9 million of expenditures for the purchase of property and equipment. Our capital expenditures in future periods will depend on a number of factors, including general economic conditions and growth prospects. Based on current conditions, we estimate that capital expenditures for the balance of 2004 will be approximately $65 million to $95 million for our existing operations. These expenditures are comprised of approximately: (i) $60 million to $90 million of expenditures for the purchase of rental equipment and (ii) $5.0 million of expenditures for the purchase of property and equipment. We expect that we will fund such expenditures from proceeds from the sale of used equipment, cash generated from operations and, if required, borrowings available under our revolving credit facility and receivables securitization facility.

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

In October 2004, we acquired Atlantic Rentals Ltd. for approximately $29 million in cash. Atlantic Rentals provides construction equipment rentals in Canada’s Maritime Provinces through 16 locations in Nova Scotia, New Brunswick and Prince Edward Island.

Certain Information Concerning Contractual Obligations

The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations:

	Remainder of 2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Debt excluding capital leases(1)	$6,220	$7,720	$7,500	$7,500	$19,162	$2,835,274	$2,883,376
Capital leases (1)	3,640	11,853	11,171	7,555	3,263	312	37,794
Operating leases(1):
Real estate	17,352	65,838	60,363	55,767	46,240	117,857	363,417
Rental equipment	26,068	60,479	63,386	37,551	31,542	9,527	228,553
Other equipment	5,402	15,055	12,475	6,839	3,642	608	44,021
Purchase obligations
Other liabilities reflected on balance sheet in accordance with GAAP(2)						221,550	221,550

Total	$58,682	$160,945	$154,895	$115,212	$103,849	$3,185,128	$3,778,711

(1)	The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases plus the maximum potential guarantee amounts discussed below under “—Certain Information Concerning Off-Balance Sheet Arrangements.”
(2)	Represents our subordinated convertible debentures.

Certain Information Concerning Related Party

We have from time to time purchased equipment from Terex Corporation (“Terex”) and expect to do so in the future. One of the directors of our company is chief executive officer and a director of Terex. We purchased approximately $81 million of equipment from Terex during the first nine months of 2004.

Certain Information Concerning Off-Balance Sheet Arrangements

Restricted Stock.    We have granted to employees other than executive officers and directors approximately 900,000 shares of restricted stock that contain the following provisions. The shares vest in 2005, 2006 or 2007 or earlier upon a change in control of the Company, death, disability, retirement or certain terminations of employment, and are subject to forfeiture prior to vesting on certain other terminations of employment, the violation of non-compete provisions and certain other events. If a holder of restricted stock sells his stock and receives sales proceeds that are less than a specified guaranteed amount set forth in the grant instrument, we have agreed to pay the holder the shortfall between the amount received and such specified amount; however, the foregoing only applies to sales that are made within five trading days of the vesting date. The specified guaranteed amount is (i) $27.26 per share with respect to approximately 300,000 shares scheduled to vest in 2005, (ii) $9.18 per share with respect to approximately 400,000 shares scheduled to vest in 2006 and (iii) $17.20 per share with respect to approximately 200,000 shares scheduled to vest in 2007.

Operating Leases.    We lease real estate, rental equipment and non-rental equipment under operating leases as a regular business activity. As part of some of our equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $33.9 million. Under current circumstances we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including

Indirect Guarantees of Indebtedness of Others,” this potential liability was not reflected on our balance sheet as of September 30, 2004 or any prior date because the leases associated with such guarantees were entered into prior to January 1, 2003. For additional information concerning lease payment obligations under our operating leases, see “—Certain Information Concerning Contractual Obligations” above.

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

As discussed above, our consolidated financial statements reflect (i) for periods prior to January 1, 2004, expenses related to dividends on certain trust preferred securities issued by a subsidiary trust of Holdings and (ii) for periods after January 1, 2004, expenses related to certain subordinated convertible debentures issued by Holdings to such subsidiary trust; however, the foregoing expenses are not reflected on the consolidated financial statements of URI because URI is not obligated with respect to the foregoing securities. This is the principal reason for the difference in the historical net income (loss) reported on the consolidated financial statements of URI and the net income (loss) reported on the consolidated financial statements of Holdings.

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

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had, and is not likely in the foreseeable future to have, a material impact on our results of operations; however, as described above, cost increases have, from time to time, impacted our results and may continue to do so in the future.

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”, revised December 2003), “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities (“VIEs”). FIN 46 requires a VIE to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For entities created prior to February 1, 2003, the effective date of these requirements, which originally was July 1, 2003, was deferred so as not to apply until the first period ending after December 15, 2003. Upon adoption of this standard, as of December 31, 2003, we deconsolidated a subsidiary trust that had issued trust preferred securities as described above. As a result of such deconsolidation, (i) the trust preferred securities issued by our subsidiary trust, which had previously been reflected on our consolidated balance sheets, were removed from our consolidated balance sheets at December 31, 2003, (ii) the subordinated convertible debentures that we issued to the subsidiary trust, which previously had been eliminated in our consolidated balance sheets, were no longer eliminated in our consolidated balance sheets at December 31, 2003 and (iii) commencing January 1, 2004, the interest on the subordinated convertible debentures is reflected as interest expense on our consolidated statement of operations instead of the dividends on the trust preferred securities. The carrying amount of the trust preferred securities removed from the consolidated balance sheets was the same as the carrying amount of the subordinated convertible debentures added to the consolidated balance sheets; however, the subordinated convertible debentures are reflected as a component of liabilities on the consolidated balance sheets at September 30, 2004 and December 31, 2003, whereas the trust preferred securities were reflected as a separate category prior to December 31, 2003. The adoption of this standard did not otherwise have an effect on our statements of financial position or results of operations.

In October 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” Their conclusion was that beginning with reporting periods ending after December 15, 2004 (i) contingently convertible debt instruments are subject to the if-converted method under SFAS No. 128, “Earnings Per Share,” regardless of the contingent features included in the instrument, and (ii) prior period earnings per share would have to be restated. Our 1 7/8% convertible notes are contingently convertible debt instruments that are potentially convertible into approximately 5.6 million shares of common stock. Under accounting rules that were in effect prior to the ratification of EITF Issue No. 04-8, such potentially issuable shares were not required to be included in our diluted earnings per share calculation. With the ratification of EITF Issue No. 04-8, we will be required to include such potentially issuable shares in our diluted earnings per share calculation beginning with our fourth quarter 2004 reporting period. We estimate that this change, when the effect is dilutive, will decrease our diluted earnings per share by approximately $0.05 per share for full-year 2004 and approximately $0.01 per share for the fourth quarter of 2004.

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

Fluctuations of Operating Results

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors. These factors include:

•	seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

•	completion of acquisitions;

•	changes in the amount of revenue relating to renting traffic control equipment, since revenues from this equipment category tend to be more seasonal than the rest of our business;

•	changes in the size of our rental fleet or in the rate at which we sell our used equipment;

•	changes in government spending for infrastructure projects and other non-residential construction such as hospitals and schools;

•	changes in demand for our equipment or the prices therefor due to changes in economic conditions, competition or other factors;

•	changes in the interest rates applicable to our floating rate debt;

•	cost fluctuations (such as the recent increases in the cost of oil, steel and benefits);

•	if we determine that a potential acquisition will not be consummated, the need to charge against earnings any expenditures relating to such transaction (such as financing commitment fees, merger and acquisition advisory fees and professional fees) previously capitalized; or

•	the possible need, from time to time, to take goodwill write-offs as described below or other write-offs or special charges due to a variety of occurrences such as the adoption of new accounting standards, store divestitures, consolidations or closings, the refinancing of existing indebtedness, the impairment of assets or the buy-out of equipment leases.

Substantial Goodwill

At September 30, 2004, we had on our balance sheet net goodwill in the amount of $1,325.5 million, which represented approximately 27% of our total assets at such date. This goodwill is an intangible asset and represents the excess of the purchase price that we paid for acquired businesses over the estimated fair value of the net assets of those businesses. All of the goodwill currently on our balance sheet is associated with our general rentals segment. We are required to test our goodwill for impairment at least annually. In general, this means that we must determine whether the fair value of the goodwill, calculated in accordance with applicable accounting standards, is at least equal to the recorded value shown on our balance sheet. If the fair value of the goodwill is less than the recorded value, we are required to write off the excess goodwill as an expense. Our results in the third quarter of 2004 were adversely affected by the write-off of approximately $139.3 million of goodwill related to our traffic control segment as described above in this Report, and our results in the preceding two years were adversely affected by significant goodwill write-offs as described in our 2003 Report on Form 10-K. Based on the current performance of our general rentals segment and current market valuations, we do not currently foresee any additional goodwill write-offs; however, we cannot be certain that a future downturn in the business or changes in market valuations will not necessitate additional write-offs in future periods.

Substantial Indebtedness

At September 30, 2004, our total indebtedness was approximately $3,142.7 million, which includes $221.6 million in subordinated convertible debentures. Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

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

A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At September 30, 2004, taking into account our interest rate swap agreements, we had $2,188.4 million of variable rate indebtedness; however, we have interest rate caps that limit $725 million of our variable rate indebtedness to certain maximum rates. See “Part I—Item 3—Quantitative and Qualitative Disclosure About Market Risk.”

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

Dependence on Additional Capital

If the cash that we generate from our business, together with cash that we may borrow under our credit facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing; however, we may not succeed in obtaining the requisite additional financing on terms that are satisfactory to us or at all. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment, making acquisitions, opening new rental locations and refinancing existing indebtedness.

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

Requirements of Section 404 of the Sarbanes-Oxley Act

Under Section 404 of the Sarbanes-Oxley Act, we will be required to include in our 2004 annual report on Form 10-K our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. We will also be required to include a report by our independent auditors which, among other things, contains the auditors’ opinion on: (i) whether such assessment by management is fairly stated in all material respects and (ii) whether our company maintained in all material respects effective internal control over financial reporting as of December 31, 2004. Under SEC rules, the existence of any “material weaknesses” in such internal control would require us to conclude that the control was ineffective.

In anticipation of these requirements, we have been reviewing our internal control over financial reporting, improving the documentation relating thereto, identifying and remediating deficiencies and developing and implementing a testing process to assess effectiveness. Based on our review to date, we believe that, as of December 31, 2004, we will have effective internal control over financial reporting and should be able to obtain an unqualified opinion from our auditors. However, we cannot be certain of a different outcome as a result of several uncertainties, including the following:

•	We are currently in the process of remediating an identified material weakness relating to our financial statement close process as described under “Item 4—Controls and Procedures.” While we expect that we can complete this process in sufficient time to allow the evaluation and testing process to be completed prior to year-end, we cannot be certain that we will not encounter unanticipated delays. Furthermore, the ongoing review and testing process could reveal unanticipated problems or that our remediation of previously identified deficiencies was not fully adequate.

•	The process for assessing the effectiveness of internal control over financial reporting requires subjective judgments and the application of standards that are relatively new and subject to questions of interpretation. Accordingly, we cannot be certain that the auditors will agree with our assessment.

If either we or our auditors ultimately conclude that our internal control over financial reporting is not effective, the perception of our company may be adversely affected which could adversely affect the price of our securities, our access to the capital markets and/or our borrowing costs.

SEC Non-public Fact Finding Inquiry

As previously reported, the SEC has notified us that it is conducting a non-public, fact-finding inquiry of our company and has subpoenaed documents relating to certain of our accounting records. The notice from the SEC states that the inquiry does not mean that the SEC has concluded that the company or anyone else has broken the law or that the SEC has a negative opinion of any person, entity or security. We are cooperating with the SEC; however, we cannot predict the outcome of the SEC inquiry, whether the SEC will bring any proceeding relating to us or when this matter might be resolved. This matter has the potential to adversely affect us in a number of ways including:

•	we may incur significant expenses in connection with responding to the inquiry regardless of its outcome;

•	responding to the inquiry may divert the time and attention of our management from normal business operations; and

•	if the SEC does determine to bring a proceeding involving us, depending on its outcome, we may be required to pay fines and/or take corrective actions that would increase our costs or otherwise adversely affect our operations.

If we are ultimately required to pay significant amounts and/or take significant corrective actions, such outcome could materially and adversely affect our results and liquidity. In addition, regardless of the outcome, the publicity surrounding the inquiry and the potential risks associated with the inquiry could negatively impact the perception of our company by investors and others which could adversely affect the price of our securities, our access to the capital markets or our borrowing costs.

Class Action Lawsuit

A class action lawsuit has been filed against us as described under “Part II—Item 1—Legal Proceedings.” We intend to defend against this action vigorously; however, we do not know what the outcome of this proceeding will be and, if we do not prevail, we may be required to pay substantial damages or settlement amounts. Furthermore, regardless of the outcome, we may incur significant defense costs, and the time and attention of our management may be diverted from normal business operations. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could materially and adversely affect our results to the extent not covered by our D&O insurance.

Liability and Insurance

We are exposed to various possible claims relating to our business. These possible claims include those relating to (1) personal injury or death caused by equipment rented or sold by us, (2) motor vehicle accidents involving our delivery and service personnel and (3) employment related claims. Furthermore, as described elsewhere in this Report, a class action lawsuit was recently filed against us. We carry a broad range of insurance for the protection of our assets and operations; however, such insurance may not fully protect us for a number of reasons, including:

•	the insurance policies relating to our operations are subject to deductibles per occurrence of $2 million for general liability, $2 million for workers’ compensation and $3 million for automobile liability and limited to a maximum of $100 million per occurrence;

•	our D&O insurance policy is subject to a $1 million deductible, limited to an aggregate of $100 million for all claims made during the policy year, and subject to specified exclusions;

•	we do not maintain coverage for environmental liability (other than legally required fuel storage tank coverage), since we believe that the cost for such coverage is high relative to the benefit that it provides; and

•	certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by our insurance.

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

Labor Matters

We currently have approximately 1,300 employees that are represented by unions and covered by collective bargaining agreements and approximately 11,900 employees that are not represented by unions; however, various unions periodically seek to organize certain of our non-union employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages, slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. In addition, these efforts could negatively affect our relationship with certain customers. Furthermore, our labor costs could increase as a result of the settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We periodically utilize interest rate swap agreements and interest rate cap agreements to manage our interest costs and exposure to changes in interest rates. At September 30, 2004, we had swap agreements with an aggregate notional amount of $1,345 million. The effect of these agreements was to convert $1,345 million of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of: (i) $445 million of our 6 1/2% senior notes through 2012, (ii) $375 million of our 7% senior subordinated notes through 2014, and (iii) $525 million of our 7 3/4% senior subordinated notes through 2013. As of September 30, 2004, we also had two interest rate cap agreements covering $725 million of debt. The first effectively limits the interest rate on $75 million of our term loan to a maximum of 6.25% through June 2007. The second agreement effectively limits the interest rate on an additional $650 million of our term loan to a maximum of 4.25% through June 2005, 5.25% through June 2006 and 6.25% through June 2007. The foregoing cap agreements would apply whenever the interest rate on the term loan (including the applicable margin spread) exceeds the applicable maximum interest rate specified by the relevant cap agreement.

As of November 1, 2004, after giving effect to our interest rate swap agreements, we had an aggregate of $2,222 million of indebtedness that bears interest at variable rates. This debt includes, in addition to the $1,345 million of debt subject to the swap agreements described above, (i) all borrowings under our $650 million revolving credit facility ($131 million outstanding) and (ii) our term loan ($746 million outstanding). As described above, $725 million of our term loan is subject to cap agreements. The weighted average interest rates applicable to our variable rate debt on November 1, 2004 were (i) 4.88% for the revolving credit facility (represents the Canadian rate since the amount outstanding was Canadian borrowings), (ii) 4.17% for the term loan and (iii) 4.64% for the debt subject to our swap agreements. As of November 1, 2004, based upon the amount of our variable rate debt outstanding, after giving effect to our interest rate swap and cap agreements, our annual earnings would decrease by approximately $9.0 million for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our revolving credit facility and receivables securitization facility from time to time. For additional information concerning the terms of our variable rate debt, see note 9 to our notes to consolidated financial statements included in our 2003 Annual Report on Form 10-K.

Market risk relating to changes in foreign currency exchanges rates were reported in Item 7A of our 2003 Annual Report on Form 10-K. There has been no material change in this market risk since the end of the fiscal year 2003.

Item 4.    Controls and Procedures

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Based on such evaluation, except for the matters described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, the disclosure controls and procedures were reasonably designed and effective at the reasonable assurance level to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation and review of our consolidated financial statements included in this Report, we identified the following significant deficiencies in our internal control over financial reporting: (i) instances when the accounting department did not receive timely information regarding stock compensation or vesting events, (ii) insufficient documentation of certain steps in the financial statement close process including those relating to resolution of any unreconciled differences that may arise in the close process, (iii) certain reconciliations needed to be redone outside the normal financial statement close process, and (iv) insufficient documentation to support the estimation process for our self insurance reserve. These deficiencies are indicators that the controls throughout the financial statement close process may not be designed effectively and in the aggregate constituted a material weakness in our internal control over financial reporting as of September 30, 2004. We are in the process of remediating this problem and believe that we can complete this process prior to the end of 2004. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Influence Results and Accuracy of Forward-Looking Statements—Requirements of Section 404 of the Sarbanes-Oxley Act.”

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

As previously reported, the SEC has notified us that it is conducting a non-public, fact-finding inquiry of our company and has subpoenaed documents relating to certain of our accounting records. The notice from the SEC states that the inquiry does not mean that the SEC has concluded that the company or anyone else has broken the law or that the SEC has a negative opinion of any person, entity or security.

On September 27, 2004, following our public announcement of the SEC subpoena, a purported class action lawsuit was filed against us in the United States District Court for the District of Connecticut. The lawsuit names as the plaintiff Barry Schimmel, individually and on behalf of a purported class comprised of purchasers of our securities from October 23, 2003 to August 30, 2004. The lawsuit names as the defendants our company and the following officers and/or directors of our company: Wayland Hicks (vice chairman and chief executive officer), Bradley Jacobs (chairman), John Milne (president and chief financial officer and a director) and Joseph Sherk (vice president and corporate controller). The complaint alleges, among other things, that (i) certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiff and the members of the purported class when they purchased our securities and (ii) the defendants’ conduct in connection therewith violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and, in the case of the individual defendants, Section 20(a) of such Act. The complaint seeks unspecified compensatory damages, costs and expenses. We intend to defend against this action vigorously.

We and our subsidiaries are also parties to various litigation matters involving ordinary and routine claims incidental to our business. Our ultimate legal and financial liability with respect to such pending litigation cannot be estimated with certainty but we believe, based on our examination of such matters, that such ultimate liability will not have a material adverse effect on our consolidated financial position or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
7/1/04 through 7/31/04	—		—	—
8/1/04 through 8/31/04	3,523	(1)	$19.91	—
9/1/04 through 9/30/04	8,785	(1)	$16.06	—

Total	12,308		$17.16		$196,425,000	(2)

(1)	The shares were surrendered to the Company by employees in order to satisfy tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any repurchase plan or program.
(2)	The board in 2003 authorized the Company to repurchase up to $200 million of its common stock (or securities convertible into common stock) during the period from May 2003 to March 2005. The table indicates the amount of shares that may yet be purchased under this authorization.

Item 6.    Exhibits

(a)  Exhibits:

Exhibit Number		Description of Exhibit
3	(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.1 of United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3	(b)	Certificate of Amendment to the United Rentals, Inc. Certificate of Incorporation dated September 29, 1998 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151)

3	(c)	By-laws of United Rentals, Inc., in effect as of the date hereof (incorporated by reference to exhibit 3.2 of United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3	(d)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(f) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(e)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to exhibit 3(g) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(f)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current report on Form 8-K filed October 5, 2001)

3	(g)	Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 to the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

3	(h)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(i)	By-laws of United Rentals (North America), Inc., in effect as of the date hereof (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

10	(a)	Employment Agreement dated July 20, 2004, between United Rentals, Inc. and Joseph Ehrenreich (having attached as Exhibit A thereto a form of Restricted Stock Agreement between United Rentals, Inc. and Joseph Ehrenreich) (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2004)†

10	(b)*	Form of agreement dated as of July 21, 2004, between United Rentals, Inc. and John S. McKinney†

10	(c)	Indemnification Agreement dated as of September 22, 2004, between United Rentals, Inc. and Mark A. Suwyn (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Current Report on Form 8-K filed September 28, 2004)†

10	(d)	Option Agreement dated September 22, 2004, between United Rentals, Inc. and Mark A. Suwyn (incorporated by reference to Exhibit 99.2 of the United Rentals, Inc. Current Report on Form 8-K filed September 28, 2004)†

Exhibit Number		Description of Exhibit

10	(e)	Form of Amendment to United Rentals, Inc. Long-Term Incentive Plan dated September 22, 2004 (incorporated by reference to Exhibit 99.3 of the United Rentals, Inc. Current Report on Form 8-K filed September 28, 2004)†

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)*	Section 1350 Certification by Chief Executive Officer

32	(b)*	Section 1350 Certification by Chief Financial Officer

†	This document is a management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UNITED RENTALS, INC.

Dated: November 9, 2004	By:	/s/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer (Principal Financial Officer)

UNITED RENTALS, INC.

Dated: November 9, 2004	By:	/s/ JOSEPH B. SHERK
Joseph B. Sherk Vice President, Corporate Controller (Principal Accounting Officer)

UNITED RENTALS (NORTH AMERICA), INC.

Dated: November 9, 2004	By:	/s/ JOHN N. MILNE
John N. Milne President and Chief Financial Officer (Principal Financial Officer)

UNITED RENTALS (NORTH AMERICA), INC.

Dated: November 9, 2004	By:	/s/ JOSEPH B. SHERK
Joseph B. Sherk Vice President, Corporate Controller (Principal Accounting Officer)