Form 10-Q
period 2007-03-31
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2007-05-02
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 1-14387

United Rentals, Inc.

Commission File Number 1-13663

United Rentals (North America), Inc.

(Exact Names of Registrants as Specified in Their Charters)

Delaware Delaware	06-1522496 06-1493538
(State of Incorporation)	(I.R.S. Employer Identification Nos.)

Five Greenwich Office Park, Greenwich, Connecticut	06831
(Address of Principal Executive Offices)	(Zip code)

Registrants’ telephone number, including area code: (203) 622-3131

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer    ☑                Accelerated Filer    ☐                Non-Accelerated Filer     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

As of April 24, 2007, there were 81,663,125 shares of United Rentals, Inc. Common Stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

This combined Form 10-Q is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format permitted by such instruction.

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy or outlook. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may materially differ materially from those projected by any forward-looking statements. Certain of such risks and uncertainties are referred to below under Item 1A—Risk Factors, and described therein and in our Annual Report on Form 10-K for the year ended December 31, 2006. Our forward-looking statements contained herein speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share data)

	March 31, 2007	March 31, 2006	December 31, 2006
ASSETS
Cash and cash equivalents	$104	$331	$119
Accounts receivable, net of allowance for doubtful accounts of $35, $38 and $34 at March 31, 2007, March 31 2006 and December 31, 2006, respectively	500	442	502
Inventory	169	190	139
Assets of discontinued operation	—	143	107
Prepaid expenses and other assets	70	65	56
Deferred taxes	51	185	82

Total current assets	894	1,356	1,005
Rental equipment, net	2,688	2,441	2,561
Property and equipment, net	381	310	359
Goodwill and other intangible assets, net	1,385	1,360	1,376
Other long-term assets	62	79	65

Total assets	$5,410	$5,546	$5,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$61	$27	$37
Accounts payable	344	306	218
Accrued expenses and other liabilities	224	259	322
Liabilities related to discontinued operation	—	24	22

Total current liabilities	629	616	599
Long-term debt	2,509	2,879	2,519
Subordinated convertible debentures	146	222	146
Deferred taxes	439	459	463
Other long-term liabilities	106	119	101

Total liabilities	3,829	4,295	3,828

Preferred stock—$0.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$1,000 per share liquidation preference, 300,000 shares issued and outstanding at March 31, 2007, March 31, 2006 and December 31, 2006	—	—	—
Series D perpetual convertible preferred stock—$1,000 per share liquidation preference, 150,000 shares issued and outstanding at March 31, 2007, March 31, 2006 and December 31, 2006	—	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 81,366,085, 77,294,023 and 81,178,663 shares issued and outstanding at March 31, 2007, March 31, 2006 and December 31, 2006, respectively	1	1	1
Additional paid-in capital	1,430	1,333	1,421
Retained earnings (accumulated deficit)	99	(135)	69
Accumulated other comprehensive income	51	52	47

Total stockholders’ equity	1,581	1,251	1,538

	$5,410	$5,546	$5,366

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues:
Equipment rentals	$568	$551
Sales of rental equipment	82	77
New equipment sales	54	51
Contractor supplies sales	94	83
Service and other revenues	43	37

Total revenues	841	799

Cost of revenues:
Cost of equipment rentals, excluding depreciation	281	270
Depreciation of rental equipment	102	97
Cost of rental equipment sales	58	54
Cost of new equipment sales	44	42
Cost of contractor supplies sales	78	67
Cost of service and other revenue	19	19

Total cost of revenues	582	549

Gross profit	259	250
Selling, general and administrative expenses	148	146
Non-rental depreciation and amortization	12	10

Operating income	99	94
Interest expense, net	47	49
Interest expense—subordinated convertible debentures	2	4
Other expense, net	—	1

Income from continuing operations before provision for income taxes	50	40
Provision for income taxes	18	15

Income from continuing operations	32	25
Loss from discontinued operation, net of taxes	2	5

Net income	$30	$20

Basic earnings available to common stockholders:
Income from continuing operations	$0.33	$0.26
Loss from discontinued operation	(0.02)	(0.05)

Net income	$0.31	$0.21

Diluted earnings available to common stockholders:
Income from continuing operations	$0.30	$0.23
Loss from discontinued operation	(0.02)	(0.04)

Net income	0.28	$0.19

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income
			Number of Shares	Amount
Balance, December 31, 2006	$—	$—	81	$1	$1,421	$69		$47
Comprehensive income:
Net income						30	$30
Other comprehensive income:
Foreign currency translation adjustments							4	4

Comprehensive income							$34

Exercise of common stock options					4
Amortization of stock compensation					4
Other					1

Balance, March 31, 2007	$—	$—	81	$1	$1,430	$99		$51

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Income from continuing operations	$32	$25
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	117	110
Gain on sales of rental equipment	(24)	(23)
Gain on sales of non-rental equipment	(1)	(1)
Non-cash adjustments to equipment	(2)	(3)
Amortization of deferred compensation	4	1
Increase in deferred taxes	8	14
Changes in operating assets and liabilities:
Decrease in accounts receivable	3	71
Increase in inventory	(30)	(32)
(Increase) decrease in prepaid expenses and other assets	(16)	8
Increase in accounts payable	126	104
Decrease in accrued expenses and other liabilities	(90)	(53)

Net cash provided by operating activities—continuing operations	127	221
Net cash provided by operating activities—discontinued operation	6	5

Net cash provided by operating activities	133	226
Cash Flows From Investing Activities:
Purchases of rental equipment	(265)	(250)
Purchases of non-rental equipment	(31)	(10)
Proceeds from sales of rental equipment	82	77
Proceeds from sales of non-rental equipment	2	6
Proceeds from sale of discontinued operation	68	—
Purchases of other companies	(21)	(23)

Net cash used in investing activities—continuing operations	(165)	(200)
Net cash provided by (used in) investing activities—discontinued operation	1	(2)

Net cash used in investing activities	(164)	(202)
Cash Flows From Financing Activities:
Proceeds from debt	41	—
Payments of debt	(32)	(8)
Proceeds from the exercise of common stock options	4	—
Shares repurchased and retired	(1)	—
Excess tax benefits from share-based payment arrangements	2	—

Net cash provided by (used in) financing activities	14	(8)
Effect of foreign exchange rates	2	(1)

Net (decrease) increase in cash and cash equivalents	(15)	15
Cash and cash equivalents at beginning of period	119	316

Cash and cash equivalents at end of period	$104	$331

See accompanying notes.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data unless otherwise indicated)

1.    Organization and Basis of Presentation

General

United Rentals, Inc. (“Holdings,” “United Rentals” or the “Company”) is principally a holding company and conducts its operations primarily through its wholly owned subsidiary, United Rentals (North America), Inc. (“URNA”), and subsidiaries of URNA. Holdings’ primary asset is its sole ownership of all issued and outstanding shares of common stock of URNA. URNA’s various credit agreements and debt instruments place restrictions on its ability to transfer funds to its shareholder.

We rent equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others in the United States, Canada and Mexico. In addition to renting equipment, we sell new and used rental equipment, as well as related contractor supplies, parts and service.

We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the 2006 Form 10-K. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

In our opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

Discontinued Operation

In December 2006, we entered into a definitive agreement to sell our traffic control business to HTS Acquisition, Inc., an entity newly-formed by affiliates of private equity investors Wynnchurch Capital Partners and Oak Hill Special Opportunities Fund, L.P. The transaction closed in February 2007 and we received net proceeds of $68.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of our traffic control business have been reported as a discontinued operation in the condensed consolidated statements of operations. The assets and liabilities associated with the traffic control business have also been classified separately in our condensed consolidated balance sheets. Additionally, our condensed consolidated statements of cash flows separately report the cash flows of the discontinued operation within the operating and investing sections. Revenues related to our discontinued operation were approximately $20 and $47 for the three months ended March 31, 2007 and 2006, respectively. During the quarters ended March 31, 2007 and 2006, we reported a loss from our discontinued operation of $4 ($2 after-tax) and $7 ($5 after-tax), respectively.

Accounting Change

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, on January 1, 2007. We did not record any unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

date of January 1, 2007, we had $6 of unrecognized tax benefits. For the quarter ended March 31, 2007, there were no material changes to our unrecognized tax benefits.

Prior to the adoption of FIN 48, we included interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in selling, general and administrative expense. We continued to follow this policy following the adoption of FIN 48. For the three months ended March 31, 2007, $0.1 of interest expense related to income tax was reflected in our consolidated statements of operations.

We file income tax returns in the U.S. and in several foreign jurisdictions. With few exceptions, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years before 2003. In 2006, the Internal Revenue Service commenced an examination of our U.S. Federal income tax returns for tax years 2003 and 2004. In addition, our Canadian operating subsidiary is currently under examination for tax years 2003 through 2005. Included in the balance of unrecognized tax benefits at January 1, 2007 are certain tax positions for which it is reasonably possible that the total amounts of the unrecognized tax benefits for those tax positions could significantly change during the next twelve months. However, based on the status of the ongoing audit examinations and alternative settlement options available to the company for certain of these tax positions, which could include legal proceedings, it is not possible to estimate the amount of the change, if any, to the previously recorded uncertain tax positions. There have been no significant changes to the status of these audit examinations and settlement proceedings during the three month period ended March 31, 2007.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115”, which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of this statement.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This statement provides a single definition of fair value, together with a framework for measuring it, and requires new additional disclosure about the use of fair value to measure assets and liabilities. This statement also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. While this statement does not add any new fair value measurements, it may change current practice. We are currently evaluating the potential impact of this statement.

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)” (“EITF 06-03”). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for our fiscal year beginning January 1, 2007. Sales tax amounts collected from customers have been recorded on a net basis. The adoption of EITF 06-03 did not have any effect on our financial position or results of operations.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

2.    Segment Information

Our reportable segments are general rentals and trench safety, pump and power. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada. These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results.

Operating segment revenues and profitability for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Total reportable segment revenues
General rentals	$792	$750
Trench safety, pump and power	49	49

Total revenues	$841	$799

Total reportable segment depreciation and amortization expense
General rentals	$108	$102
Trench safety, pump and power	6	5

Total depreciation and amortization expense	$114	$107

Reportable segment operating income
General rentals	$89	$81
Trench safety, pump and power	10	13

Segment operating income	$99	$94

Total reportable segment capital expenditures
General rentals	$290	$253
Trench safety, pump and power	6	7

Total capital expenditures	$296	$260

	March 31, 2007	March 31, 2006	December 31, 2006
Total assets
General rentals	$5,261	$5,270	$5,112
Trench safety, pump and power	149	133	147
Assets of discontinued operation	—	143	107

Total assets	$5,410	$5,546	$5,366

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

3.    Acquisitions

In February 2007, we acquired High Reach Equipment Services, LLC (“High Reach”). High Reach had one aerial equipment branch in Georgia and 2006 revenues of approximately $11. The aggregate purchase price for this acquisition was approximately $21. Pro forma combined results of operations giving effect to this acquisition would not vary materially from historical results.

4.    Goodwill and Other Intangible Assets

The carrying amount of the Company’s goodwill was $1,343, $1,328 and $1,338 at March 31, 2007, March 31, 2006 and December 31, 2006, respectively. We are required to review our goodwill for impairment annually as of a scheduled review date. However, if events or circumstances suggest that goodwill could be impaired, we may be required to conduct an earlier review. The scheduled review date is October 1 of each year.

Other intangible assets consist of customer relationships and non-compete agreements and are amortized over periods ranging from three to 12 years. Amortization expense for other intangible assets was $1 for each of the three months ended March 31, 2007 and 2006. The cost of other intangible assets and the related accumulated amortization as of March 31, 2007 was as follows:

March 31, 2007
Gross carrying amount	$72
Accumulated amortization	(30)

Net amount	$42

5.    Legal and Regulatory Matters

SEC Non-Public Fact Finding Inquiry and Special Committee Review

On August 25, 2004, the Company received a letter from the SEC in which the SEC referred to an inquiry of the Company. The letter transmitted a subpoena requesting certain of the Company’s documents. The letter and the subpoena referred to an SEC investigation entitled In the Matter of United Rentals, Inc. The notice from the SEC stated that the inquiry did not mean that the SEC had concluded that the Company or anyone else had broken the law or that the SEC had a negative opinion of any person, entity or security. The inquiry appeared to relate to a broad range of the Company’s accounting practices and was not confined to a specific period.

The Company has since received additional document subpoenas from the SEC. As previously announced, in March 2005, the Company’s board of directors formed the Special Committee to review matters related to the SEC inquiry. The Special Committee retained independent counsel. The board of directors received and acted upon findings of the Special Committee in January 2006. The actions that we took with respect to the Special Committee’s findings and actions that we took with respect to certain other accounting matters, including the restatement of previously issued consolidated financial statements for 2003 and 2002, are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

The Company has provided documents in response to the SEC subpoenas to the SEC or to the Special Committee, which has, in turn, provided documents to the SEC. The Company is cooperating fully with the SEC in complying with the subpoenas. The Company is also responding to the SEC’s informal requests for information. The Company has also received requests for information informally and by subpoena from the U.S.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

Attorney’s office for the District of Connecticut. The Company is also cooperating fully with the U.S. Attorney’s office requests. We cannot predict the outcome of these inquiries, whether any proceeding relating to them will be brought or when these matters might be resolved.

Shareholder Class Action Lawsuits and Derivative Litigation

In August 2004 the Company received notice from the SEC that it was conducting a non-public, fact-finding inquiry of the Company. Following the Company’s public announcement of the SEC inquiry, three purported class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut. The plaintiff in each of the lawsuits initially sought to sue on behalf of a purported class comprised of purchasers of the Company’s securities from October 23, 2003 to August 30, 2004. The lawsuits initially named as the defendants the Company, its chairman, its vice chairman and chief executive officer, its former president and chief financial officer, and its former corporate controller. These initial complaints alleged, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased the Company’s securities. On the basis of those allegations, plaintiffs in each action asserted claims (a) against all defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and (b) against one or more of the individual defendants under Section 20(a) of the Exchange Act. The complaints sought unspecified compensatory damages, costs and expenses. On February 1, 2005, the Court entered an order consolidating the three actions. On November 8, 2005, the Court appointed City of Pontiac Policeman’s and Fireman’s Retirement System as lead plaintiff for the purported class. The consolidated action is now entitled In re United Rentals, Inc. Securities Litigation.

On June 5, 2006, pursuant to a schedule agreed to by the parties and approved by the Court, lead plaintiff filed a consolidated amended complaint, which (a) added allegations relating to, among other things, the conclusions of the Special Committee and to other matters disclosed in the 2005 Form 10-K, (b) amended the purported class period to include purchasers of the Company’s securities from February 28, 2001 to August 30, 2004 and (c) named as an additional defendant the Company’s first chief financial officer. In September 2006, the Company and certain of the individual defendants moved to dismiss the consolidated amended complaint in this action. Briefing with respect to these motions is now complete. The Company intends to continue to defend against this action vigorously. At this stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In January 2005 an alleged shareholder filed an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purportedly suing derivatively on the Company’s behalf. The action, entitled Gregory Riegel v. John N. Milne, et al., named as defendants certain of the Company’s current and/or former directors and/or officers, and named the Company as a nominal defendant. The complaint asserted, among other things, that the defendants breached their fiduciary duties to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to shareholders and the market and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The complaint seeks unspecified compensatory damages, costs and expenses against the defendants. The parties to the Riegel action have agreed that the proceedings in this action will be stayed pending the resolution of the motions to dismiss in the purported shareholder class actions.

In November 2004 the Company received a letter from counsel for an alleged shareholder, raising allegations similar to the ones set forth in the derivative complaint described above and demanding that the Company take action in response to those allegations against certain of the Company’s current and/or former directors and/or officers. Following receipt of the letter, the Company’s board of directors formed a special

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

committee to consider the letter. In August 2005, this alleged shareholder commenced an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purporting to sue derivatively on the Company’s behalf. The action, entitled Nathan Brundridge v. Leon D. Black, et al., initially named as defendants certain of the Company’s current and/or former directors and/or officers, and named the Company as a nominal defendant. The initial complaint in this action asserted, among other things, that all of the defendants breached fiduciary obligations to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to shareholders and the market, and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The initial complaint in this action also asserted a claim for unjust enrichment against the Company’s chairman and its vice chairman and chief executive officer. The initial complaint sought unspecified compensatory damages, equitable relief, costs and expenses against all of the defendants. The initial complaint also sought an order, in connection with plaintiff’s unjust enrichment claim, directing the defendants against whom that claim was asserted to disgorge certain compensation they received from the Company with respect to fiscal years 2001, 2002 and 2003.

On June 5, 2006, pursuant to a schedule agreed to by the parties and approved by the Court, plaintiff in the Brundridge action filed an amended complaint, which (a) added allegations relating to, among other things, the conclusions of the Special Committee and to other matters disclosed in the 2005 Form 10-K, and (b) named as an additional defendant the Company’s former president and chief financial officer and asserted the same claims against him as it previously asserted and continued to assert against the Company’s chairman and its vice chairman and chief executive officer. In September 2006, the Company and certain of the individual defendants moved to dismiss the amended complaint in this action. In December 2006, plaintiff in this action filed its opposition to these motions to dismiss. Subsequently, the parties agreed that the proceedings in this action will be stayed pending resolution of the motions to dismiss in the purported shareholder class actions. The parties’ agreement provides that any party may terminate the stay at any time on 30 days’ written notice to the Court and all other parties, and defendants will have an opportunity to submit reply papers in further support of their motions to dismiss this action after the termination of the stay.

In August 2005 another alleged shareholder filed an action in the United States District Court for the District of Connecticut, purporting to sue derivatively on the Company’s behalf. The action, entitled Natalie Gordon v. Wayland R. Hicks, et al., named as defendants certain of the Company’s current and/or former directors and/or officers, and named the Company as a nominal defendant. The initial complaint in this action asserted claims against each of the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Each of these claims is premised on, among other things, the theory that the individual defendants caused or permitted the Company to disseminate misleading and inaccurate information to shareholders and to the market, and failed to establish and maintain adequate accounting controls, thus exposing the Company to damages. The initial complaint also asserted (a) a claim that a former director breached fiduciary obligations by selling shares of the Company’s common stock while in possession of material, non-public information, and (b) a claim against the Company’s chairman, its vice chairman and chief executive officer, and its former president and chief financial officer for recovery of certain incentive-based compensation under section 304 of the Sarbanes-Oxley Act. The initial complaint sought unspecified compensatory damages, equitable relief, restitution, costs and expenses against all of the defendants. The initial complaint also sought an order declaring that the defendants against whom the section 304 claim was directed are liable under the Sarbanes-Oxley Act and directing them to reimburse the Company for all bonuses or other incentive-based or equity-based compensation they received for the fiscal years 1999 through 2004.

On June 5, 2006, pursuant to a schedule agreed to by the parties and approved by the Court, plaintiff in the Gordon action filed an amended complaint, which (a) added allegations relating to, among other things, the conclusions of the Special Committee and to other matters disclosed in the 2005 Form 10-K, and (b) named as additional defendants certain other of the Company’s current and/or former directors and/or officers. The

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

amended complaint also asserted an additional claim against certain of the Company’s current and/or former directors for violation of Section 14(a) of the Exchange Act. In September 2006, the Company and certain of the individual defendants moved to dismiss the amended complaint in this action. Briefing with respect to these motions is now complete.

We are also subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from these claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows.

6.    Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding and, if dilutive, the Series C and Series D preferred shares as if converted to common shares since such shares are participating securities. Diluted earnings per share includes the impact of other diluted securities. The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	2007	2006
Numerator:
Income from continuing operations	$32	$25
Loss from discontinued operation, net of taxes	2	5

Net income	30	20
Convertible debt interest	1	1

Net income available to common stockholders:	$31	$21

Denominator:
Weighted-average common shares	81,253	77,306
Series C preferred	12,000	12,000
Series D preferred	5,000	5,000

Denominator for basic earnings per share—weighted-average	98,253	94,306
Effect of dilutive securities:
Employee stock options and warrants	5,030	7,033
Convertible shares	6,461	6,461
Restricted stock units and other	457	135

Denominator for dilutive earnings per share—adjusted weighted-average shares	110,201	107,935

Basic earnings available to common stockholders:
Income from continuing operations	$0.33	$0.26
Loss from discontinued operation	(0.02)	(0.05)

Net income	$0.31	$0.21

Diluted earnings available to common stockholders:
Income from continuing operations	$0.30	$0.23
Loss from discontinued operation	(0.02)	(0.04)

Net income	$0.28	$0.19

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

7.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

URNA is 100 percent owned by Holdings (the “Parent”) and has outstanding (i) certain indebtedness that is guaranteed by the Parent and (ii) certain indebtedness that is guaranteed by both Parent and substantially all of URNA’s United States subsidiaries (the “guarantor subsidiaries”). However, this indebtedness is not guaranteed by URNA’s foreign subsidiaries and certain of its United States subsidiaries (the “non-guarantor subsidiaries”). The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors; however, condensed consolidating financial information is presented. The condensed consolidating financial information of the Company and its subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$2	$21	$81	$—	$104
Accounts receivable, net	—	6	(21)	515	—	500
Intercompany receivable (payable)	—	362	176	(538)	—	—
Inventory	—	83	67	19	—	169
Prepaid expenses and other assets	—	11	56	3	—	70
Deferred taxes	—	51	—	—	—	51

Total current assets	—	515	299	80	—	894
Rental equipment, net	—	1,481	950	257	—	2,688
Property and equipment, net	42	115	194	30	—	381
Investments in subsidiaries	1,678	2,383	—	—	(4,061)	—
Goodwill and other intangible assets, net	—	185	1,065	135	—	1,385
Other long-term assets	7	50	5	—	—	62

Total assets	$1,727	$4,729	$2,513	$502	$(4,061)	$5,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$—	$61	$—	$—	$—	$61
Accounts payable	—	102	201	41	—	344
Accrued expenses and other liabilities	—	177	116	9	(78)	224

Total current liabilities	—	340	317	50	(78)	629
Long-term debt	—	2,323	7	179	—	2,509
Subordinated convertible debentures	146	—	—	—	—	146
Deferred taxes	—	416	(9)	32	—	439
Other long-term liabilities	—	50	56	—	—	106

Total liabilities	146	3,129	371	261	(78)	3,829

Total stockholders’ equity	1,581	1,600	2,142	241	(3,983)	1,581

Total liabilities and equity	$1,727	$4,729	$2,513	$502	$(4,061)	$5,410

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2006

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$277	$44	$10	$—	$331
Accounts receivable, net	—	11	(26)	457	—	442
Intercompany receivable (payable)	—	482	(13)	(469)	—	—
Inventory	—	87	81	22	—	190
Assets of discontinued operation	—	—	143	—	—	143
Prepaid expenses and other assets	—	5	58	2	—	65
Deferred taxes	—	185	—	—	—	185

Total current assets	—	1,047	287	22	—	1,356
Rental equipment, net	—	1,329	889	223	—	2,441
Property and equipment, net	37	87	165	21	—	310
Investments in subsidiaries	1,425	2,208	—	—	(3,633)	—
Goodwill and other intangible assets, net	—	162	1,063	135	—	1,360
Other long-term assets	11	61	7	—	—	79

Total assets	$1,473	$4,894	$2,411	$401	$(3,633)	$5,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$—	$27	$—	$—	$—	$27
Accounts payable	—	116	162	28	—	306
Accrued expenses and other liabilities	—	137	173	8	(59)	259
Liabilities related to discontinued operation	—	—	24	—	—	24

Total current liabilities	—	280	359	36	(59)	616
Long-term debt	—	2,739	3	137	—	2,879
Subordinated convertible debentures	222	—	—	—	—	222
Deferred taxes	—	431	(9)	37	—	459
Other long-term liabilities	—	78	41	—	—	119

Total liabilities	222	3,528	394	210	(59)	4,295

Total stockholders’ equity	1,251	1,366	2,017	191	(3,574)	1,251

Total liabilities and equity	$1,473	$4,894	$2,411	$401	$(3,633)	$5,546

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2006

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$40	$3	$76	$—	$119
Accounts receivable, net	—	9	7	486	—	502
Intercompany receivable (payable)	—	373	144	(517)	—	—
Inventory	—	66	57	16	—	139
Assets of discontinued operation	—	—	107	—	—	107
Prepaid expenses and other assets	8	8	37	3	—	56
Deferred taxes	—	82	—	—	—	82

Total current assets	8	578	355	64	—	1,005
Rental equipment, net	—	1,427	891	243	—	2,561
Property and equipment, net	38	97	194	30	—	359
Investments in subsidiaries	1,638	2,352	—	—	(3,990)	—
Goodwill and other intangible assets, net	—	177	1,065	134	—	1,376
Other long-term assets	—	52	13	—	—	65

Total assets	$1,684	$4,683	$2,518	$471	$(3,990)	$5,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$—	$37	$—	$—	$—	$37
Accounts payable	—	72	118	28	—	218
Accrued expenses and other liabilities	—	176	198	22	(74)	322
Liabilities related to discontinued operation	—	—	22	—	—	22

Total current liabilities	—	285	338	50	(74)	599
Long-term debt	—	2,350	7	162	—	2519
Subordinated convertible debentures	146	—	—	—	—	146
Deferred taxes	—	440	(9)	32	—	463
Other long-term liabilities	—	44	57	—	—	101

Total liabilities	146	3,119	393	244	(74)	3,828

Total stockholders’ equity	1,538	1,564	2,125	227	(3,916)	1,538

Total liabilities and equity	$1,684	$4,683	$2,518	$471	$(3,990)	$5,366

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Rental revenue	$—	$280	$230	$58	$—	$568
Sales of rental equipment	—	41	32	9	—	82
New equipment sales	—	27	19	8	—	54
Contractor supplies sales	—	39	44	11	—	94
Service and other revenues	—	22	17	4	—	43

Total revenues	—	409	342	90	—	841

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	136	115	30	—	281
Depreciation of rental equipment	—	52	39	11	—	102
Cost of rental equipment sales	—	30	22	6	—	58
Cost of new equipment sales	—	21	17	6	—	44
Cost of contractor supplies sales	—	35	33	10	—	78
Cost of service and other revenue	—	11	6	2	—	19

Total cost of revenues	—	285	232	65	—	582

Gross Profit	—	124	110	25	—	259
Selling, general and administrative expenses	—	60	67	21	—	148
Non-rental depreciation and amortization	2	4	5	1	—	12

Operating Income	(2)	60	38	3	—	99
Interest expense, net	—	45	—	2	—	47
Interest expense-subordinated convertible debentures	2	—	—	—	—	2
Other expense (income), net	—	9	5	(14)	—	—

Income from continuing operations before provision for income taxes	(4)	6	33	15	—	50
Provision from income taxes	(2)	2	12	6	—	18

Income from continuing operations	(2)	4	21	9	—	32
(Income) loss from discontinued operations, net of taxes	—	(2)	4	—	—	2

Income (loss) before equity in net earnings of subsidiaries	(2)	6	17	9	—	30
Equity in net earnings of subsidiaries	32	26	—	—	(58)	—

Net income (loss)	$30	$32	$17	$9	$(58)	$30

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2006

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Rental revenue	$—	$271	$230	$50	$—	$551
Sales of rental equipment	—	36	32	9	—	77
New equipment sales	—	26	18	7	—	51
Contractor supplies sales	—	35	39	9	—	83
Service and other revenues	—	21	12	4	—	37

Total revenues	—	389	331	79	—	799

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	132	111	27	—	270
Depreciation of rental equipment	—	49	38	10	—	97
Cost of rental equipment sales	—	27	21	6	—	54
Cost of new equipment sales	—	21	15	6	—	42
Cost of contractor supplies sales	—	31	28	8	—	67
Cost of service and other revenue	—	10	7	2	—	19

Total cost of revenues	—	270	220	59	—	549

Gross Profit	—	119	111	20	—	250
Selling, general and administrative expenses	—	59	72	15	—	146
Non-rental depreciation and amortization	2	1	4	3	—	10

Operating Income	(2)	59	35	2	—	94
Interest expense, net	—	47	—	2	—	49
Interest expense-subordinated convertible debentures	4	—	—	—	—	4
Other expense (income), net	—	4	3	(6)	—	1

Income from continuing operations before provision for income taxes	(6)	8	32	6	—	40
Provision from income taxes	(2)	4	13	—	—	15

Income from continuing operations	(4)	4	19	6	—	25
(Income) loss from discontinued operations, net of taxes	—	—	5	—	—	5

Income (loss) before equity in net earnings of subsidiaries	(4)	4	14	6	—	20
Equity in net earnings of subsidiaries	24	20	—	—	(44)	—

Net income (loss)	$20	$24	$14	$6	$(44)	$20

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Three Months Ended March 31, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Net cash provided by operating activities—continuing operations	$3	$16	$100	$8	$—	$127
Net cash provided by operating activities—discontinued operation	—	—	6	—	—	6

Net cash provided by operating activities	3	16	106	8	—	133

Net cash (used in) provided by investing activities—continuing operations	(12)	(56)	(82)	(21)	6	(165)
Net cash provided by investing activities—discontinued operation	—	—	1	—	—	1

Net cash (used in) provided by investing activities	(12)	(56)	(81)	(21)	6	(164)

Net cash provided by (used in) financing activities—continuing operations	9	2	(7)	16	(6)	14
Net cash used in financing activities—discontinued operation	—	—	—	—	—	—

Net cash provided by (used in) financing activities	9	2	(7)	16	(6)	14

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	2	—	2

Increase (decrease) in cash and cash equivalents	—	(38)	18	5	—	(15)
Cash and cash equivalents at beginning of period	—	40	3	76	—	119

Cash and cash equivalents at end of period	$—	$2	$21	$81	$—	$104

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Three Months Ended March 31, 2006

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Net cash provided by operating activities— continuing operations	$—	$194	$14	$13	$—	$221
Net cash provided by operating activities—discontinued operation	—	—	5	—	—	5

Net cash provided by operating activities	—	194	19	13	—	226

Net cash used in investing activities—continuing operations	(3)	(106)	(78)	(13)	—	(200)
Net cash used in investing activities—discontinued operation	—	—	(2)	—	—	(2)

Net cash used in investing activities	(3)	(106)	(80)	(13)	—	(202)

Net cash provided by (used in) financing activities—continuing operations	3	(11)	—	—	—	(8)
Net cash used in financing activities—discontinued operation	—	—	—	—	—	—

Net cash provided by (used in) financing activities	3	(11)	—	—	—	(8)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	(1)

Increase (decrease) in cash and cash equivalents	—	77	(61)	(1)	—	15
Cash and cash equivalents at beginning of period	—	200	105	11	—	316

Cash and cash equivalents at end of period	$—	$277	$44	$10	$—	$331

8.    Subsequent Event

In April 2007, we announced that our board of directors had authorized the commencement of a process to explore a broad range of strategic alternatives to maximize shareholder value, including a possible sale of the Company, and had retained financial advisors in this process. There can be no assurance that the exploration of alternatives will result in a transaction. We do not expect to disclose further developments regarding the process unless and until our board of directors has completed its evaluation or approved a specific transaction. We also announced the retirement of our Chief Executive Officer, Wayland R. Hicks, effective following the conclusion of our 2007 Annual Meeting of Stockholders, which is currently scheduled for June 4, 2007, and the naming of Michael J. Kneeland as interim Chief Executive Officer effective upon Mr. Hicks’ retirement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share data and unless otherwise indicated)

Executive Overview

We are the largest equipment rental company in the world with an integrated network of 696 rental locations in the United States, Canada and Mexico. Although the equipment rental industry is highly fragmented and diverse, we believe we are well positioned to take advantage of this environment because as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services as well as with newer and better maintained equipment, and greater flexibility to transfer equipment among branches.

We offer for rent over 20,000 classes of rental equipment, including construction equipment, industrial and heavy machinery, aerial work platforms, trench safety equipment and homeowner items. Our revenues are derived from the following sources: equipment rentals, sales of rental (used) equipment, sales of new equipment, contractor supplies sales and service and other. Rental equipment revenues have historically accounted for approximately 70 percent of our total revenues and we expect this trend to continue.

In April 2007, we announced that our board of directors had authorized the commencement of a process to explore a broad range of strategic alternatives to maximize shareholder value, including a possible sale of the Company, and had retained financial advisors in this process. There can be no assurance that the exploration of alternatives will result in a transaction. We do not expect to disclose further developments regarding the process unless and until our board of directors has completed its evaluation or approved a specific transaction. We also announced the retirement of our Chief Executive Officer, Wayland R. Hicks, effective following the conclusion of our 2007 Annual Meeting of Stockholders, which is currently scheduled for June 4, 2007, and the naming of Michael J. Kneeland as interim Chief Executive Officer effective upon Mr. Hicks’ retirement.

In August 2004, we received notice from the SEC that it was conducting a non-public, fact-finding inquiry of the Company. The SEC inquiry appears to relate to a broad range of the Company’s accounting practices and is not confined to a specific period. In March 2005, our board of directors formed a Special Committee to review matters related to the SEC inquiry. The Special Committee retained independent counsel. The board of directors received and acted upon findings of the Special Committee in January 2006. The actions that we took with respect to the Special Committee’s findings, and actions that we took with respect to certain other accounting matters including the restatement of previously issued consolidated financial statements for 2003 and 2002, are discussed in our 2005 Form 10-K. The SEC inquiry is ongoing and we are continuing to cooperate fully with the SEC. The U.S. Attorney’s office has also requested information from the Company informally and by subpoena about matters related to the SEC inquiry. The Company is also cooperating fully with this office.

As discussed in note 5 to our unaudited condensed consolidated financial statements, in addition to the matters referenced above, we are also subject to certain ongoing class action and derivative suits. Although we have not accrued any amounts related to the ultimate disposition of these matters to date, any liabilities resulting from an adverse judgment or settlement of these matters may be material to our results of operations and cash flows during the period incurred. Other costs associated with the SEC inquiry, the U.S. Attorney’s office inquiry and the class action and derivative suits, including reimbursement of attorneys’ fees incurred by indemnified officers and directors, are expensed as incurred.

Results of Operations

As discussed in note 2 to our unaudited condensed consolidated financial statements, our reportable segments are general rentals and trench safety, pump and power. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada.

These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results.

Our revenues and operating results fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.

Revenues by segment were as follows:

	General rentals	Trench safety, pump and power	Total
Three months ended March 31, 2007
Equipment rentals	$530	$38	$568
Sales of rental equipment	79	3	82
Sales of new equipment	51	3	54
Contractor supplies sales	90	4	94
Service and other	42	1	43

Total revenue	$792	$49	$841

Three months ended March 31, 2006
Equipment rentals	$512	$39	$551
Sales of rental equipment	74	3	77
Sales of new equipment	47	4	51
Contractor supplies sales	80	3	83
Service and other	37	—	37

Total revenue	$750	$49	$799

Three months ended March 31, 2007 and 2006. 2007 equipment rentals of $568 increased $17, or 3 percent, reflecting a 1.7 percent increase in rental rates. Our dollar equipment utilization rate of 56.0 percent for the three months ended March 31, 2007 was essentially flat as compared to 55.9 percent for the three months ended March 31, 2006. Equipment rentals represented 68 percent of total revenues for the three months ended March 31, 2007. On a segment basis, equipment rentals represented approximately 67 percent and 78 percent of total revenues for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals increased $18, or 4 percent, reflecting increased rental rates and a 2.6 percent increase in same-store rental revenues. Trench safety, pump and power equipment rentals decreased $1, reflecting a 1.6 percentage point decline in same-store rental revenues as well as the absence of the benefit we received from hurricane-related business in the prior year period.

Sales of rental equipment. For the three months ended March 31, 2007 and 2006, sales of rental equipment represented 10 percent of our total revenues and our general rentals segment accounted for 96 percent of these sales. Sales of rental equipment for trench safety, pump and power were insignificant. For the three months ended March 31, 2007, sales of rental equipment increased 6 percent as compared to the same period in 2006, primarily reflecting an increase in the volume of equipment sold.

Sales of new equipment. For the three months ended March 31, 2007 and 2006, sales of new equipment represented 6 percent of our total revenues. Our general rentals segment accounted for between 92 and 94 percent of these sales. Sales of new equipment for trench safety, pump were insignificant. For the three months ended March 31, 2007, sales of new equipment increased $3 as compared to the same period in the prior year.

Sales of contractor supplies. Sales of contractor supplies represent our revenues associated with selling a variety of supplies including construction consumables, tools, small equipment and safety supplies. Consistent with sales of rental and used equipment, general rentals accounts for substantially all of our contractor supplies sales. For the three months ended March 31, 2007, sales of contractor supplies increased 13 percent as compared to the same period in 2006. The increase reflects an increase in the volume of supplies sold.

Service and other. Service and other primarily represents our revenues earned from providing services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenue. For the three months ended March 31, 2007, service and other revenue increased 16 percent as compared to the same period in 2006. The increase is attributable to increased parts sales as well as increased revenue from the licensing of software.

Segment Operating Profit

Segment operating profit and operating margin were as follows:

	General rentals	Trench safety, pump and power	Total
Three months ended March 31, 2007
Operating Profit	$89	$10	$99
Operating Margin	11.2%	20.4%	11.8%
Three months ended March 31, 2006
Operating Profit	$81	$13	$94
Operating Margin	10.8%	26.5%	11.8%

For the three months ended March 31, 2007, operating profit increased by $5, or 5 percent, and operating margins were flat, at 11.8 percent, as improved selling, general and administrative leverage was essentially offset by reduced gross margin performance. On a segment basis, our trench safety, pump and power operating margins declined from 26.5 percent to 20.4 percent, reflecting the previously discussed reduced revenues from hurricane-related business as well as increased maintenance and bad debt expense.

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Total gross margin	30.8%	31.3%
Equipment rentals	32.6%	33.4%
Sales of rental equipment	29.3%	29.9%
Sales of new equipment	18.5%	17.6%
Contractor supplies sales	17.0%	19.3%
Service and other	55.8%	48.6%

For the three months ended March 31, 2007, total gross profit margin decreased 0.5 percentage points as compared to the same period in 2006, primarily reflecting reduced gross margins from equipment rentals and contractor supplies sales, partially offset by improved gross margins from service and other revenues. Equipment rentals gross margin decreased 0.8 percentage points, reflecting increased labor and benefit costs, partially offset by a 1.7 percent increase in rental rates and a 0.1 percentage point increase in dollar equipment utilization. The reduction in gross margins on contractor supplies sales of 2.3 percentage points primarily reflects a change in product mix. The gross margin improvement in service and other revenues primarily reflects increased revenues from the licensing of software.

Selling, general and administrative expenses (SG&A). SG&A expense information for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Total SG&A expenses	$148	$146
SG&A as a percentage of revenue	17.6%	18.3%

SG&A expense primarily includes sales force compensation, insurance costs, bad debt expense, information technology costs, advertising and marketing expenses, third party professional fees, management salaries and clerical and administrative overhead. For the three months ended March 31, 2007, SG&A expense of $148 increased $2 as compared to 2006 and declined by 0.7 percentage points as a percentage of revenue. The increase in the absolute level of our SG&A expense reflects normal inflationary increases and increased compensation costs related to growth in the business. These increases were partially offset by a $7 reduction in the level of professional fees related to restatement and related matters.

Non-rental depreciation and amortization for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Non-rental depreciation and amortization	$12	$10
Non-rental depreciation and amortization as a percent of revenues	1.4%	1.3%

Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as vehicles, computers and office equipment) and amortization expense associated with leasehold improvements and (ii) the amortization of other intangible assets. Our other intangible assets consist of customer relationships and non-compete agreements.

Interest expense, net for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Interest expense, net	$47	$49

Interest expense for the three months ended March 31, 2007 decreased $2 primarily due to lower average debt and cash balances, partially offset by the increase in the interest rates applicable to our floating rate debt.

Income taxes. The following table summarizes our continuing operations provision for income taxes and the related effective tax rate for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31, 2007	March 31, 2006
Income from continuing operations	$50	$40
Provision for income taxes	18	15
Effective tax rate	36.0%	37.5%

The difference between the 2007 effective tax rate of 36.0 percent and the U.S. federal statutory income tax rate of 35 percent primarily relates to state taxes as well as certain non deductible charges, partially offset by the benefit we realized from the reversal of a valuation allowance related to certain foreign tax credits. The difference between the 2006 effective tax rate of 37.5 percent and the U.S. federal statutory income tax primarily relates to state taxes as well as certain non deductible charges.

Liquidity and Capital Resources

Liquidity. We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the legal requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate.

Our principal existing sources of cash are cash generated from operations, including from the sale of rental equipment, and borrowings available under our revolving credit facility and receivables securitization facility. As of March 31, 2007, we had (i) $508 of borrowing capacity available under the revolving credit facility portion of our $1.55 billion senior credit facility, (ii) $259 of borrowing capacity available under our receivables securitization facility and (iii) cash and cash equivalents of $104. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

We expect that our principal needs for cash relating to our existing operations over the next twelve months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service and (v) acquisitions. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our equipment or real estate or through the use of additional operating leases.

While emphasizing internal growth, we intend to continue to expand through a disciplined acquisition program. We will consider potential transactions of varying sizes. We expect to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash described above are not sufficient to fund such future acquisitions, we will require additional debt or equity financing and, consequently, our indebtedness may increase or the ownership of existing stockholders may be diluted.

Loan Covenants and Compliance. As of March 31, 2007, we were in compliance with the covenants and other provisions of our senior secured credit facility, the senior notes, the subordinated convertible debentures and our accounts receivables securitization facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

Sources and Uses of Cash – Continuing Operations. During the three months ended March 31, 2007, we (i) generated cash from operating activities of $127 and (ii) generated cash from the sale of rental equipment of $82. We used cash during this period principally to (i) purchase rental equipment of $265, (ii) purchase other property and equipment of $31 and (iii) purchase other companies for $21. Additionally, we generated cash from the sale of our discontinued operation of $68.

During the three months ended March 31, 2006, we (i) generated cash from operating activities of $221 and (ii) generated cash from the sale of rental equipment of $77. We used cash during this period principally to (i) purchase rental equipment of $250 and (ii) purchase other companies for $23.

Our credit ratings as of April 27, 2007 were as follows:

	Corporate Rating	Outlook
Moody’s	B1	Negative
S&P	BB-	Developing
Fitch	BB-	Negative

Both our ability to obtain financing and the related cost of borrowing are affected by our credit ratings, which are periodically reviewed by these rating agencies. Our current credit ratings are below investment grade and we expect our access to the public debt markets to be limited to the non-investment grade segment.

Relationship between Holdings and URNA. Holdings is principally a holding company and primarily conducts its operations through its wholly owned subsidiary, URNA, and subsidiaries of URNA. Holdings provides certain services to URNA in connection with its operations. These services principally include: (i) senior management services, (ii) finance and tax related services and support, (iii) information technology systems and support, (iv) acquisition related services, (v) legal services and (vi) human resource support. In addition, Holdings leases certain equipment and real property that are made available for use by URNA and its subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk primarily consists of (1) interest rate risk associated with our variable rate debt and (2) foreign currency exchange rate risk primarily associated with our Canadian operations.

Interest Rate Risk. We periodically utilize interest rate swap agreements and interest rate cap agreements to manage our interest costs and exposure to changes in interest rates. As of March 31, 2007, we had swap agreements with an aggregate notional amount of $1.2 billion and cap agreements with an aggregate notional amount of $329. The effect of the swap agreement was, at March 31, 2007, to convert $1.2 billion of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of (i) $445 of our 6 1/2 percent Notes through 2012, (ii) $375 of our 7 percent Notes through 2013, and (iii) $375 of our 7 3/4 percent senior subordinated notes through 2013. Certain of these swaps contain mutual put provisions which allow either party to terminate the swap for the market value of the swap as of certain specified dates between 2007 and 2009. In February 2007, swaps with a notional amount of $250 were modified and, as a result, these swaps have been de-designated as fair value hedges. Accordingly, there may be volatility in our future earnings.

As of March 31, 2007, after giving effect to our interest rate swap and cap agreements, we had an aggregate of $1.4 billion of indebtedness that bears interest at variable rates. For this purpose, the portion of the term loan subject to the cap is considered fixed. The debt that is subject to fluctuations in interest rates includes (i) $138 of borrowings under our revolving Canadian credit facility, (ii) $41 of borrowings under our accounts receivable securitization facility, (iii) $1.2 billion in debt that is subject to interest rate swaps and (iv) $0.1 of term loans not subject to an interest rate cap. The weighted-average effective interest rates applicable to our variable rate debt as of March 31, 2007 were (i) 6.2 percent for the revolving credit facility (represents the Canadian rate since the amount outstanding was Canadian borrowings), (ii) 5.4 percent for the accounts receivable securitization facility, (iii) 8.0 percent for the debt subject to our swap agreements and (iv) 7.3 percent for the term loan. As of March 31, 2007, based upon the amount of our variable rate debt outstanding, after giving effect to our interest rate swap agreements, our net income would decrease by approximately $9 for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our revolving credit facility and receivables securitization facility from time to time.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2006 relative to the company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. In addition, we periodically enter into foreign exchange contracts to hedge our transaction exposures. We had no outstanding foreign exchange contracts as of March 31, 2007. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2007. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We announced in April 2007 the retirement of our Chief Executive Officer, Wayland R. Hicks, effective following the conclusion of our 2007 Annual Meeting of Stockholders, which is currently scheduled for June 4, 2007, and the naming of Michael J. Kneeland as interim Chief Executive Officer effective upon Mr. Hicks’ retirement.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under note 5 to our unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.

Item 1A.	Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2006 Form 10-K, which risk factors are incorporated herein by reference, as well as to the additional risk factor described below. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Our exploration of strategic alternatives may have an adverse impact on our business operations, and therefore on our operating results and/or financial outlook, and, if no transaction results, our stock price is likely to be adversely affected.

On April 10, 2007, we announced that our board of directors had authorized commencement of a process to explore a broad range of strategic alternatives to maximize shareholder value, including a possible sale of the Company, and that we had retained investment bankers to act as financial advisors in this process. There are various risks and uncertainties relating to our exploration of strategic alternatives, including:

•	exploration of strategic alternatives may distract management and cause employees to lose focus on normal business operations;

•	the process of exploring strategic alternatives may be time consuming and expensive and may result in missing or not executing on near or long-term business opportunities;

•

perceived uncertainties as to our future direction may result in increased difficulties and expense in recruiting and retaining employees, particularly senior management, and may also impact our relationships with various other constituencies, such as customers and vendors;

•

we may not be able to identify and consummate an attractive strategic alternative, and even if we do, we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us.

All of the foregoing could have a material adverse effect on our operating results and/or financial outlook. In addition, if the exploration of strategic alternatives does not result in a transaction, or, alternatively, results in a transaction different than the market expects, it is likely that our stock price, which has increased significantly following our April 10th announcement, would be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Options to purchase an aggregate of 20,000 shares of the Company’s common stock were granted to a consultant between January and March 2007. The exercise price was equal to the fair market value of the common stock on the date of grant. The grant of these options was not required to be registered under the Securities Act of 1933 because the issuance did not constitute a sale within the meaning of Section 2(3) thereof.

Purchases of Equity Securities by the Issuer

The following table provides information about purchases of the Company’s common stock by the Company during the first quarter of 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1, 2007 to January 31, 2007	2,674	$25.31
February 1, 2007 to February 28, 2007	4,164	$29.24
March 1, 2007 to March 31, 2007	4,107	$28.54

Total	10,945

(1)	The shares were surrendered to the Company by employees in order to satisfy tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any repurchase plan or program.

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number		Description of Exhibit
3	(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc., (incorporated by reference to Exhibit 3.1 of United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(b)	Certificate of Amendment to the United Rentals, Inc. Amended and Restated Certificate of Incorporation dated, September 29, 1998 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151)

3	(c)	By-laws of United Rentals, Inc. (amended as of April 4, 2007) (incorporated by reference to Exhibit 3.1 of United Rentals, Inc. Current Report on Form 8-K filed on April 4, 2007)

3	(d)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3(f) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(e)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3(g) of United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(f)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3	(g)	Rights Agreement dated September 28, 2001 between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3	(h)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(i)	By-laws of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)*	Section 1350 Certification by Chief Executive Officer

32	(b)*	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	May 2, 2007	By:	/s/ TODD G. HELVIE

Todd G. Helvie Senior Vice President and Controller

/s/ JOHN J. FAHEY

John J. Fahey Vice President-Assistant Corporate Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	May 2, 2007	By:	/s/ TODD G. HELVIE

Todd G. Helvie Senior Vice President and Controller

/s/ JOHN J. FAHEY

John J. Fahey Vice President-Assistant Corporate Controller and Principal Accounting Officer