Form 10-Q
period 2007-06-30
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2007-08-01
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 24, 2007, there were 82,991,556 shares of United Rentals, Inc. Common Stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy or outlook. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may materially differ from those projected by any forward-looking statements and our common stock price may be subject to significant fluctuations.

Certain of such risks and uncertainties, including risks and uncertainties associated with the proposed acquisition of our Company by affiliates of Cerberus Capital Management, L.P., as reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 24, 2007, are referred to below in Part II under “Item 1A—Risk Factors”, and described therein and/or in our Annual Report on Form 10-K for the year ended December 31, 2006. You should carefully consider such described risks and uncertainties, as well as the other information contained in this report.

You should also note that our forward-looking statements contained in this report speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)

	June 30, 2007	June 30, 2006	December 31, 2006
ASSETS
Cash and cash equivalents	$104	$208	$119
Accounts receivable, net of allowance for doubtful accounts of $25, $39 and $34 at June 30, 2007, June 30, 2006 and December 31, 2006, respectively	553	497	502
Inventory	162	172	139
Assets of discontinued operation	—	160	107
Prepaid expenses and other assets	61	60	56
Deferred taxes	48	63	82

Total current assets	928	1,160	1,005
Rental equipment, net	2,882	2,661	2,561
Property and equipment, net	399	320	359
Goodwill and other intangible assets, net	1,397	1,372	1,376
Other long-term assets	62	80	65

Total assets	$5,668	$5,593	$5,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$121	$26	$37
Accounts payable	348	280	218
Accrued expenses and other liabilities	263	271	322
Liabilities related to discontinued operation	—	32	22

Total current liabilities	732	609	599
Long-term debt	2,509	2,868	2,519
Subordinated convertible debentures	146	222	146
Deferred taxes	449	354	463
Other long-term liabilities	130	138	101

Total liabilities	3,966	4,191	3,828

Preferred stock—$0.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$1,000 per share liquidation preference, 300,000 shares issued and outstanding at June 30, 2007, June 30, 2006 and December 31, 2006	—	—	—
Series D perpetual convertible preferred stock—$1,000 per share liquidation preference, 150,000 shares issued and outstanding at June 30, 2007, June 30, 2006 and December 31, 2006	—	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 82,983,626, 80,620,652 and 81,178,663 shares issued and outstanding at June 30, 2007, June 30, 2006 and December 31, 2006, respectively	1	1	1
Additional paid-in capital	1,457	1,417	1,421
Retained earnings (accumulated deficit)	166	(79)	69
Accumulated other comprehensive income	78	63	47

Total stockholders’ equity	1,702	1,402	1,538

	$5,668	$5,593	$5,366

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Equipment rentals	$660	$630	$1,228	$1,181
Sales of rental equipment	83	84	165	161
New equipment sales	67	61	121	112
Contractor supplies sales	111	103	205	186
Service and other revenues	45	41	88	78

Total revenues	966	919	1,807	1,718

Cost of revenues:
Cost of equipment rentals, excluding depreciation	301	284	582	554
Depreciation of rental equipment	108	100	210	197
Cost of rental equipment sales	60	59	118	113
Cost of new equipment sales	56	51	100	93
Cost of contractor supplies sales	89	85	167	152
Cost of service and other revenue	21	19	40	38

Total cost of revenues	635	598	1,217	1,147

Gross profit	331	321	590	571
Selling, general and administrative expenses	147	151	295	297
Non-rental depreciation and amortization	13	17	25	27

Operating income	171	153	270	247
Interest expense, net	55	51	102	100
Interest expense—subordinated convertible debentures	3	3	5	7
Other (income) expense, net	(3)	(1)	(3)	—

Income from continuing operations before provision for income taxes	116	100	166	140
Provision for income taxes	49	41	67	56

Income from continuing operations	67	59	99	84
Loss from discontinued operation, net of taxes	—	(3)	(2)	(8)

Net income	$67	$56	$97	$76

Basic earnings available to common stockholders:
Income from continuing operations	$0.68	$0.62	$1.01	$0.88
Loss from discontinued operation	—	(0.03)	(0.02)	(0.08)

Net income	$0.68	$0.59	$0.99	$0.80

Diluted earnings available to common stockholders:
Income from continuing operations	$0.60	$0.54	$0.90	$0.78
Loss from discontinued operation	—	(0.03)	(0.02)	(0.07)

Net income	$0.60	$0.51	$0.88	$0.71

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)

			Common Stock
	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income
Balance, December 31, 2006	$—	$—	81	$1	$1,421	$69		$47
Comprehensive income:
Net income						97	$97
Other comprehensive income:
Foreign currency translation adjustments							31	31

Comprehensive income							$128

Exercise of common stock options			2	—	17
Amortization of stock compensation					12
Excess tax benefits from share-based payment arrangements					10
Forfeiture of stock compensation					(2)
Shares repurchased and retired					(1)

Balance, June 30, 2007	$—	$—	83	$1	$1,457	$166		$78

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Income from continuing operations	$99	$84
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	235	224
Amortization of deferred financing costs	5	5
Gain on sales of rental equipment	(47)	(48)
Gain on sales of non-rental equipment	(2)	(1)
Non-cash adjustments to equipment	—	9
Amortization of deferred compensation	10	5
Increase in deferred taxes	20	46
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(50)	16
Increase in inventory	(23)	(17)
(Increase) decrease in prepaid expenses and other assets	(8)	3
Increase in accounts payable	130	57
Decrease in accrued expenses and other liabilities	(46)	(13)

Net cash provided by operating activities—continuing operations	323	370
Net cash provided by (used in) operating activities—discontinued operation	6	(1)

Net cash provided by operating activities	329	369
Cash Flows From Investing Activities:
Purchases of rental equipment	(604)	(623)
Purchases of non-rental equipment	(53)	(27)
Proceeds from sales of rental equipment	165	161
Proceeds from sales of non-rental equipment	7	9
Proceeds from sale of discontinued operation	68	—
Purchases of other companies	(21)	(39)

Net cash used in investing activities—continuing operations	(438)	(519)
Net cash provided by (used in) investing activities—discontinued operation	1	(5)

Net cash used in investing activities	(437)	(524)
Cash Flows From Financing Activities:
Proceeds from debt	227	—
Payments on debt	(165)	(15)
Proceeds from the exercise of common stock options	17	63
Shares repurchased and retired	(1)	(1)
Excess tax benefits from share-based payment arrangements	10	—

Net cash provided by financing activities	88	47
Effect of foreign exchange rates	5	—

Net decrease in cash and cash equivalents	(15)	(108)
Cash and cash equivalents at beginning of period	119	316

Cash and cash equivalents at end of period	$104	$208

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

In April 2007, we announced that our board of directors had authorized the commencement of a process to explore a broad range of strategic alternatives to maximize shareholder value, including a possible sale of the Company, and had retained financial advisors in this process. On July 23, 2007, we announced that we had signed a definitive merger agreement to be acquired by affiliates of Cerberus Capital Management, L.P. (“Cerberus”), in a transaction valued at approximately $6.6 billion, inclusive of approximately $2.6 billion in outstanding debt obligations. Completion of the transaction is subject to customary closing conditions, including approval of the transaction by our stockholders and regulatory review. Stockholders will be asked to vote on the proposed transaction at a special meeting that will be held on a date to be announced. Holders of the Company’s preferred stock, including affiliates of Apollo Management, L.P., have agreed to vote their shares, which represent approximately 18 percent of the voting power of the capital stock of United Rentals, in favor of the merger. Under the merger agreement, we may continue to solicit proposals for alternative transactions from third parties through August 31, 2007. For more detailed information, see our Current Report on
Form 8-K, filed with the SEC on July 24, 2007. See also “Item 1 – Legal Proceedings” in Part II below for a description of a lawsuit filed following our announcement of the transaction.

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

Discontinued Operation

In December 2006, we entered into a definitive agreement to sell our traffic control business to HTS Acquisition, Inc., an entity newly-formed by affiliates of private equity investors Wynnchurch Capital Partners and Oak Hill Special Opportunities Fund, L.P. The transaction closed in February 2007 and we received net proceeds of $68, subject to post-closing adjustment.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of our traffic control business have been reported as a discontinued operation in the condensed consolidated statements of operations. The assets and liabilities associated with the traffic control business have also been classified separately in our condensed consolidated balance sheets. Additionally, our condensed consolidated statements of cash flows separately report the cash flows of the discontinued operation within the operating and investing sections. Revenues related to our discontinued operation were approximately $0 and $75 for the three months ended June 30, 2007 and 2006, respectively, and $20 and $122 for the six months ended June 30, 2007 and 2006, respectively. During the three months ended June 30, 2007 and 2006, we reported a loss from our discontinued operation of $0 ($0 after-tax) and $4 ($3 after-tax), respectively. During the six months ended June 30, 2007 and 2006, we reported a loss from our discontinued operation of $4 ($2 after tax) and $11 ($8 after tax), respectively.

Accounting Change

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, on January 1, 2007. We did not record any unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, we had $6 of unrecognized tax benefits. For the three and six months ended June 30, 2007, there were no material changes to our unrecognized tax benefits.

Consistent with the classification in prior years, the Company classifies interest and penalties related to uncertain income tax positions in interest expense and selling, general, and administrative expenses, respectively, in its condensed consolidated statements of operations. At the date of adoption, approximately $1 of interest expense and $0 of penalties are included in accrued expenses and other liabilities on our condensed consolidated balance sheet. For the three and six months ended June 30, 2007, $0.1 and $0.1 of interest expense related to income tax was reflected in our condensed consolidated statements of operations, respectively.

We file income tax returns in the U.S. and in several foreign jurisdictions. With few exceptions, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years before 2003. In the second quarter of 2007, the Internal Revenue Service completed an examination of our U.S. Federal income tax returns for tax years 2003 and 2004 which did not impact our unrecognized tax benefits. The IRS also commenced an audit of the 2005 taxable year during the second quarter of 2007. In addition, our Canadian operating subsidiary is currently under examination for tax years 2003 through 2005. Included in the balance of unrecognized tax benefits at January 1, 2007 are certain tax positions for which it is reasonably possible that the total amounts of the unrecognized tax benefits for those tax positions could significantly change during the next twelve months. However, based on the status of the ongoing audit examinations and alternative settlement options available to the Company for certain of these tax positions, which could include legal proceedings, it is not possible to estimate the amount or timing of any such change to the previously recorded uncertain tax positions. Other than as discussed above, there have been no significant changes to the status of these audit examinations and settlement proceedings during the three and six month periods ended June 30, 2007.

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

Operating segment revenues and profitability for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total reportable segment revenues
General rentals	$908	$864	$1,700	$1,614
Trench safety, pump and power	58	55	107	104

Total revenues	$966	$919	$1,807	$1,718

Total reportable segment depreciation and amortization expense
General rentals	$115	$111	$223	$213
Trench safety, pump and power	6	6	12	11

Total depreciation and amortization expense	$121	$117	$235	$224

Reportable segment operating income
General rentals	$156	$141	$245	$222
Trench safety, pump and power	15	12	25	25

Segment operating income	$171	$153	$270	$247

Total reportable segment capital expenditures
General rentals			$637	$621
Trench safety, pump and power			20	29

Total capital expenditures			$657	$650

	June 30, 2007	June 30, 2006	December 31, 2006
Total assets
General rentals	$5,505	$5,285	$5,112
Trench safety, pump and power	163	148	147
Assets of discontinued operation	—	160	107

Total assets	$5,668	$5,593	$5,366

3. Acquisitions

In February 2007, we acquired High Reach Equipment Services, LLC (“High Reach”). High Reach had one aerial equipment branch in Georgia and 2006 revenues of approximately $11. The aggregate purchase price for this acquisition was approximately $21. Pro forma combined results of operations giving effect to this acquisition would not vary materially from historical results.

4. Goodwill and Other Intangible Assets

The carrying amount of the Company’s goodwill was $1,350, $1,341 and $1,338 at June 30, 2007, June 30, 2006 and December 31, 2006, respectively. We are required to review our goodwill for impairment annually as of a scheduled review date. However, if events or circumstances suggest that goodwill could be impaired, we may be required to conduct an earlier review. The scheduled review date is October 1 of each year.

Other intangible assets consist of customer relationships and non-compete agreements and are amortized over periods ranging from three to 12 years. Amortization expense for other intangible assets was $1 for each of the three months ended June 30, 2007 and 2006, and $3 and $2 for the six months ended June 30, 2007 and 2006, respectively. The cost of other intangible assets and the related accumulated amortization as of June 30, 2007 was as follows:

June 30, 2007
Gross carrying amount	$79
Accumulated amortization	(32)

Net amount	$47

5. Legal and Regulatory Matters

SEC Non-Public Fact Finding Inquiry and Special Committee Review

In August 2004, the Company received a letter from the SEC in which the SEC referred to an inquiry of the Company. The letter transmitted a subpoena requesting certain of the Company’s documents. The letter and the subpoena referred to an SEC investigation entitled In the Matter of United Rentals, Inc. The notice from the SEC stated that the inquiry did not mean that the SEC had concluded that the Company or anyone else had broken the law or that the SEC had a negative opinion of any person, entity or security. The inquiry appeared to relate to a broad range of the Company's accounting practices and was not confined to a specific period.

In March 2005, the Company’s board of directors formed the Special Committee to review matters related to the SEC inquiry. The Special Committee retained independent counsel. The board of directors received and acted upon findings of the Special Committee in January 2006. The actions that the Company took with respect to the Special Committee’s findings and actions that the Company took with respect to certain other accounting matters, including the restatement of previously issued consolidated financial statements for 2003 and 2002, are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). The Company has provided documents in response to SEC subpoenas and informal requests as well as to the Special Committee, which has, in turn, provided documents to the SEC.

In July 2007, the Company received a letter from the staff of the SEC stating that the staff intends to recommend that the Commission authorize the staff to file an injunctive action against the Company for alleged violations of provisions relating to the maintenance of books and records, internal accounting controls, periodic filing requirements, as well as antifraud provisions as set forth in Section 17(a) of the Securities Act of 1933, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13 and 13b2-1 thereunder. The letter states that the relief the staff may recommend includes permanent injunctions and civil penalties. Under SEC procedures, the Company has the opportunity to respond to the SEC staff before the staff makes a formal recommendation as to whether any action should be brought by the SEC. The staff’s letter also states that the staff intends to request authorization to engage in settlement discussions with the Company. The Company intends to continue cooperating fully with the SEC in this matter.

The U.S. Attorney’s office has also requested information from the Company informally and by subpoena about matters related to the SEC inquiry. The Company is also cooperating fully with this office.

The Company cannot predict the outcome of these inquiries or when these matters might be resolved.

Shareholder Class Action Lawsuits and Derivative Litigation

Following the Company’s public announcement of the SEC inquiry, three purported class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut. The plaintiff in each of the lawsuits initially sought to sue on behalf of a purported class comprised of purchasers of the Company’s securities from October 23, 2003 to August 30, 2004. The lawsuits initially named as the defendants the Company, its chairman, its vice chairman and then chief executive officer, its former president and chief financial officer, and its former corporate controller. These initial complaints alleged, among other things, that certain of the Company’s SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased the Company’s securities. On the basis of those allegations, plaintiffs in each action asserted claims (a) against all defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and (b) against one or more of the individual defendants under Section 20(a) of the Exchange Act. The complaints sought unspecified compensatory damages, costs and expenses. On February 1, 2005, the Court entered an order consolidating the three actions. On November 8, 2005, the Court appointed City of Pontiac Policeman’s and Fireman’s Retirement System as lead plaintiff for the purported class. The consolidated action is now entitled In re United Rentals, Inc. Securities Litigation.

On June 5, 2006, pursuant to a schedule agreed to by the parties and approved by the Court, lead plaintiff filed a consolidated amended complaint, which (a) added allegations relating to, among other things, the conclusions of the Special Committee and other matters disclosed in the 2005 Form 10-K, (b) amended the purported class period to include purchasers of the Company’s securities from February 28, 2001 to August 30, 2004 and (c) named as an additional defendant the Company’s first chief financial officer. In September 2006, the Company and certain of the individual defendants moved to dismiss the consolidated amended complaint in this action. Briefing with respect to these motions is now complete. The Company intends to continue to defend against this action vigorously. At this stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

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

In November 2004 the Company received a letter from counsel for an alleged shareholder, raising allegations similar to the ones set forth in the derivative complaint described above and demanding that the Company take action in response to those allegations against certain of the Company’s current and/or former directors and/or officers. Following receipt of the letter, the Company’s board of directors formed a special committee to consider the letter. In August 2005, this alleged shareholder commenced an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purporting to sue derivatively on the Company’s behalf. The action, entitled Nathan Brundridge v. Leon D. Black, et al., initially named as defendants certain of the Company’s current and/or former directors and/or officers, and named the Company as a nominal defendant. The initial complaint in this action asserted, among other things, that all of the defendants breached fiduciary obligations to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to shareholders and the market, and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The initial complaint in this action also asserted a claim for unjust enrichment against the Company’s chairman and its vice chairman and then chief executive officer. The initial complaint sought unspecified compensatory damages, equitable relief, costs and expenses against all of the defendants. The initial complaint also sought an order, in connection with plaintiff’s unjust enrichment claim, directing the defendants against whom that claim was asserted to disgorge certain compensation they received from the Company with respect to fiscal years 2001, 2002 and 2003.

On June 5, 2006, pursuant to a schedule agreed to by the parties and approved by the Court, plaintiff in the Brundridge action filed an amended complaint, which (a) added allegations relating to, among other things, the conclusions of the Special Committee and other matters disclosed in the 2005 Form 10-K, and (b) named as an additional defendant the Company’s former president and chief financial officer and asserted the same claims against him as it previously asserted and continued to assert against the Company’s chairman and its vice chairman and then chief executive officer. In September 2006, the Company and certain of the individual defendants moved to dismiss the amended complaint in this action. In December 2006, plaintiff in this action filed its opposition to these motions to dismiss. Subsequently, the parties agreed that the proceedings in this action will be stayed pending resolution of the motions to dismiss in the purported shareholder class actions. The parties’ agreement provides that any party may terminate the stay at any time on 30 days’ written notice to the Court and all other parties, and defendants will have an opportunity to submit reply papers in further support of their motions to dismiss this action after the termination of the stay.

In August 2005 another alleged shareholder filed an action in the United States District Court for the District of Connecticut, purporting to sue derivatively on the Company’s behalf. The action, entitled Natalie Gordon v. Wayland R. Hicks, et al., named as defendants certain of the Company’s current and/or former directors and/or officers, and named the Company as a nominal defendant. The initial complaint in this action asserted claims against each of the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Each of these claims is premised on, among other things, the theory that the individual defendants caused or permitted the Company to disseminate misleading and inaccurate information to shareholders and to the market, and failed to establish and maintain adequate accounting controls, thus exposing the Company to damages. The initial complaint also asserted (a) a claim that a former director breached fiduciary obligations by selling shares of the Company’s common stock while in possession of material, non-public information, and (b) a claim against the Company’s chairman, its vice chairman and then chief executive officer, and its former president and chief financial officer for recovery of certain incentive-based compensation under section 304 of the Sarbanes-Oxley Act. The initial complaint sought unspecified compensatory damages, equitable relief, restitution, costs and expenses against all of the defendants. The initial complaint also sought an order declaring that the defendants against whom the section 304 claim was directed are liable under the Sarbanes-Oxley Act and directing them to reimburse the Company for all bonuses or other incentive-based or equity-based compensation they received for the fiscal years 1999 through 2004.

On June 5, 2006, pursuant to a schedule agreed to by the parties and approved by the Court, plaintiff in the Gordon action filed an amended complaint, which (a) added allegations relating to, among other things, the conclusions of the Special Committee and other matters disclosed in the 2005 Form 10-K, and (b) named as additional defendants certain other of the Company’s current and/or former directors and/or officers. The amended complaint also asserted an additional claim against certain of the Company’s current and/or former directors for violation of Section 14(a) of the Exchange Act. In September 2006, the Company and certain of the individual defendants moved to dismiss the amended complaint in this action. Briefing with respect to these motions is now complete.

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

Reference is also made to “Item 1 – Legal Proceedings” in Part II below for a description of a lawsuit filed following our July 23, 2007 announcement of the merger agreement with affiliates of Cerberus.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$67	$59	$99	$84
Loss from discontinued operation, net of taxes	—	(3)	(2)	(8)

Net income	67	56	97	76
Convertible debt interest	1	—	1	1
Subordinated convertible debt interest	1	2	3	—

Net income available to common stockholders	$69	$58	$101	$77

Denominator:
Weighted-average common shares	82,185	79,430	81,722	78,374
Series C preferred	12,000	12,000	12,000	12,000
Series D preferred	5,000	5,000	5,000	5,000

Denominator for basic earnings per share—weighted-average	99,185	96,430	98,722	95,374
Effect of dilutive securities:
Employee stock options and warrants	5,442	6,912	5,253	6,974
Convertible shares	6,461	6,461	6,461	6,461
Subordinated convertible debentures	3,342	5,078	3,342	—
Restricted stock units and other	538	152	496	142

Denominator for dilutive earnings per share—adjusted weighted-average shares	114,968	115,033	114,274	108,951

Basic earnings available to common stockholders:
Income from continuing operations	$0.68	$0.62	$1.01	$0.88
Loss from discontinued operation	—	(0.03)	(0.02)	(0.08)

Net income	$0.68	$0.59	$0.99	$0.80

Diluted earnings available to common stockholders:
Income from continuing operations	$0.60	$0.54	$0.90	$0.78
Loss from discontinued operation	—	(0.03)	(0.02)	(0.07)

Net income	$0.60	$0.51	$0.88	$0.71

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2007

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$—	$25	$79	$—	$104
Accounts receivable, net	—	20	(22)	555	—	553
Intercompany receivable (payable)	—	438	84	(522)	—	—
Inventory	—	78	64	20	—	162
Prepaid expenses and other assets	—	13	44	4	—	61
Deferred taxes	—	48	—	—	—	48

Total current assets	—	597	195	136	—	928

Rental equipment, net	—	1,560	1,018	304	—	2,882
Property and equipment, net	44	120	200	35	—	399
Investments in subsidiaries	1,797	2,454	—	—	(4,251)	—
Goodwill and other intangible assets, net	—	186	1,065	146	—	1,397
Other non-current assets	7	45	10	—	—	62

Total assets	$1,848	$4,962	$2,488	$621	$(4,251)	$5,668

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt	$—	$121	$—	$—	$—	$121
Accounts payable	—	153	153	42	—	348
Accrued expenses and other liabilities	—	229	106	11	(83)	263

Total current liabilities	—	503	259	53	(83)	732

Long-term debt	—	2,248	11	250	—	2,509
Subordinated convertible debentures	146	—	—	—	—	146
Deferred taxes	—	423	(9)	35	—	449
Other liabilities	—	74	56	—	—	130

Total liabilities	146	3,248	317	338	(83)	3,966

Total stockholders' equity	1,702	1,714	2,171	283	(4,168)	1,702

Total liabilities and equity	$1,848	$4,962	$2,488	$621	$(4,251)	$5,668

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2006

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$130	$69	$9	$—	$208
Accounts receivable, net	—	12	(26)	511	—	497
Intercompany receivable (payable)	—	639	(108)	(531)	—	—
Inventory	—	81	69	22	—	172
Assets of discontinued operation	—	—	160	—	—	160
Prepaid expenses and other assets	—	5	55	—	—	60
Deferred taxes	—	63	—	—	—	63

Total current assets	—	930	219	11	—	1,160

Rental equipment, net	—	1,437	969	255	—	2,661
Property and equipment, net	42	83	173	22	—	320
Investments in subsidiaries	1,572	2,254	—	—	(3,826)	—
Goodwill and other intangible assets, net	—	168	1,064	140	—	1,372
Other non-current assets	10	57	12	1	—	80

Total assets	$1,624	$4,929	$2,437	$429	$(3,826)	$5,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt	$—	$26	$—	$—	$—	$26
Accounts payable	—	79	168	33	—	280
Accrued expenses and other liabilities	—	170	167	11	(77)	271
Liabilities related to discontinued operation	—	—	32	—	—	32

Total current liabilities	—	275	367	44	(77)	609

Long-term debt	—	2,718	7	143	—	2,868
Subordinated convertible debentures	222	—	—	—	—	222
Deferred taxes	—	346	(31)	39	—	354
Other liabilities	—	95	43	—	—	138

Total liabilities	222	3,434	386	226	(77)	4,191

Total stockholders' equity	1,402	1,495	2,051	203	(3,749)	1,402

Total liabilities and equity	$1,624	$4,929	$2,437	$429	$(3,826)	$5,593

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$40	$3	$76	$—	$119
Accounts receivable, net	—	9	7	486	—	502
Intercompany receivable (payable)	—	373	144	(517)	—	—
Inventory	—	66	57	16	—	139
Assets of discontinued operation	—	—	107	—	—	107
Prepaid expenses and other assets	8	8	37	3	—	56
Deferred taxes	—	82	—	—	—	82

Total current assets	8	578	355	64	—	1,005

Rental equipment, net	—	1,427	891	243	—	2,561
Property and equipment, net	38	97	194	30	—	359
Investments in subsidiaries	1,638	2,352	—	—	(3,990)	—
Goodwill and other intangible assets, net	—	177	1,065	134	—	1,376
Other non-current assets	—	52	13	—	—	65

Total assets	$1,684	$4,683	$2,518	$471	$(3,990)	$5,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt	$—	$37	$—	$—	$—	$37
Accounts payable	—	72	118	28	—	218
Accrued expenses and other liabilities	—	176	198	22	(74)	322
Liabilities related to discontinued operation	—	—	22	—	—	22

Total current liabilities	—	285	338	50	(74)	599

Long-term debt	—	2,350	7	162	—	2,519
Subordinated convertible debentures	146	—	—	—	—	146
Deferred taxes	—	440	(9)	32	—	463
Other liabilities	—	44	57	—	—	101

Total liabilities	146	3,119	393	244	(74)	3,828

Total stockholders' equity	1,538	1,564	2,125	227	(3,916)	1,538

Total liabilities and equity	$1,684	$4,683	$2,518	$471	$(3,990)	$5,366

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2007

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$329	$260	$71	$—	$660
Sales of rental equipment	—	43	30	10	—	83
New equipment sales	—	32	25	10	—	67
Contractor supplies sales	—	46	51	14	—	111
Service and other revenues	—	23	16	6	—	45

Total revenues	—	473	382	111	—	966
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	143	122	36	—	301
Depreciation of rental equipment	—	55	41	12	—	108
Cost of rental equipment sales	—	32	21	7	—	60
Cost of new equipment sales	—	26	21	9	—	56
Cost of contractor supplies sales	—	38	39	12	—	89
Cost of service and other revenues	—	11	7	3	—	21

Total cost of revenues	—	305	251	79	—	635
Gross profit	—	168	131	32	—	331
Selling, general and administrative expenses	—	53	75	19	—	147
Non-rental depreciation and amortization	2	6	4	1	—	13

Operating income	(2)	109	52	12	—	171
Interest expense, net	—	53	—	2	—	55
Interest expense- subordinated convertible debentures	3	—	—	—	—	3
Other expense (income), net	—	11	3	(17)	—	(3)

Income from continuing operations before provision for income taxes	(5)	45	49	27	—	116
Provision for income taxes	(2)	20	20	11	—	49

Income from continuing operations	(3)	25	29	16	—	67
Loss from discontinued operation, net of taxes	—	—	—	—	—	—

Income (loss) before equity in net earnings of subsidiaries	(3)	25	29	16	—	67
Equity in net earnings of subsidiaries	70	45	—	—	(115)	—

Net income (loss)	$67	$70	$29	$16	$(115)	$67

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2006

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$314	$256	$60	$—	$630
Sales of rental equipment	—	46	31	7	—	84
New equipment sales	—	28	24	9	—	61
Contractor supplies sales	—	41	50	12	—	103
Service and other revenues	—	22	14	5	—	41

Total revenues	—	451	375	93	—	919
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	140	111	33	—	284
Depreciation of rental equipment	—	51	38	11	—	100
Cost of rental equipment sales	—	32	22	5	—	59
Cost of new equipment sales	—	23	21	7	—	51
Cost of contractor supplies sales	—	36	39	10	—	85
Cost of service and other revenues	—	11	5	3	—	19

Total cost of revenues	—	293	236	69	—	598
Gross profit	—	158	139	24	—	321
Selling, general and administrative expenses	—	64	67	20	—	151
Non-rental depreciation and amortization	3	9	4	1	—	17

Operating income	(3)	85	68	3	—	153
Interest expense, net	—	47	1	3	—	51
Interest expense- subordinated convertible debentures	3	—	—	—	—	3
Other expense (income), net	—	3	4	(8)	—	(1)

Income from continuing operations before provision for income taxes	(6)	35	63	8	—	100
Provision for income taxes	(3)	14	24	6	—	41

Income from continuing operations	(3)	21	39	2	—	59
Loss from discontinued operation, net of taxes	—	—	(3)	—	—	(3)

Income (loss) before equity in net earnings of subsidiaries	(3)	21	36	2	—	56
Equity in net earnings of subsidiaries	59	38	—	—	(97)	—

Net income (loss)	$56	$59	$36	$2	$(97)	$56

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2007

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$609	$490	$129	$—	$1,228
Sales of rental equipment	—	84	62	19	—	165
New equipment sales	—	59	44	18	—	121
Contractor supplies sales	—	85	95	25	—	205
Service and other revenues	—	45	33	10	—	88

Total revenues	—	882	724	201	—	1,807
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	279	237	66	—	582
Depreciation of rental equipment	—	107	80	23	—	210
Cost of rental equipment sales	—	62	43	13	—	118
Cost of new equipment sales	—	47	38	15	—	100
Cost of contractor supplies sales	—	73	72	22	—	167
Cost of service and other revenues	—	22	13	5	—	40

Total cost of revenues	—	590	483	144	—	1,217
Gross profit	—	292	241	57	—	590
Selling, general and administrative expenses	—	113	142	40	—	295
Non-rental depreciation and amortization	4	10	9	2	—	25

Operating income	(4)	169	90	15	—	270
Interest expense, net	—	98	—	4	—	102
Interest expense- subordinated convertible debentures	5	—	—	—	—	5
Other expense (income), net	—	20	8	(31)	—	(3)

Income from continuing operations before provision for income taxes	(9)	51	82	42	—	166
Provision for income taxes	(4)	22	32	17	—	67

Income from continuing operations	(5)	29	50	25	—	99
Loss from discontinued operation, net of taxes	—	2	(4)	—	—	(2)

Income (loss) before equity in net earnings of subsidiaries	(5)	31	46	25	—	97
Equity in net earnings of subsidiaries	102	71	—	—	(173)	—

Net income (loss)	$97	$102	$46	$25	$(173)	$97

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2006

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$585	$486	$110	$—	$1,181
Sales of rental equipment	—	82	63	16	—	161
New equipment sales	—	54	42	16	—	112
Contractor supplies sales	—	76	89	21	—	186
Service and other revenues	—	43	26	9	—	78

Total revenues	—	840	706	172	—	1,718
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	272	222	60	—	554
Depreciation of rental equipment	—	100	76	21	—	197
Cost of rental equipment sales	—	59	43	11	—	113
Cost of new equipment sales	—	44	36	13	—	93
Cost of contractor supplies sales	—	67	67	18	—	152
Cost of service and other revenues	—	21	12	5	—	38

Total cost of revenues	—	563	456	128	—	1,147
Gross profit	—	277	250	44	—	571
Selling, general and administrative expenses	—	123	139	35	—	297
Non-rental depreciation and amortization	5	10	8	4	—	27

Operating income	(5)	144	103	5	—	247
Interest expense, net	—	94	1	5	—	100
Interest expense- subordinated convertible debentures	7	—	—	—	—	7
Other expense (income), net	—	7	7	(14)	—	—

Income from continuing operations before provision for income taxes	(12)	43	95	14	—	140
Provision for income taxes	(5)	18	37	6	—	56

Income from continuing operations	(7)	25	58	8	—	84
Loss from discontinued operation, net of taxes	—	—	(8)	—	—	(8)

Income (loss) before equity in net earnings of subsidiaries	(7)	25	50	8	—	76
Equity in net earnings of subsidiaries	83	58	—	—	(141)	—

Net income (loss)	$76	$83	$50	$8	$(141)	$76

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Six Months Ended June 30, 2007

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
Net cash provided by operating activities—continuing operations	$4	$136	$200	$(17)	$—	$323
Net cash provided by operating activities—discontinued operation	—	—	6	—	—	6

Net cash provided by (used in) operating activities	4	136	206	(17)	—	329

Net cash (used in) provided by investing activities—continuing operations	(36)	(184)	(185)	(61)	28	(438)
Net cash provided by investing activities—discontinued operation	—	—	1	—	—	1

Net cash (used in) provided by investing activities	(36)	(184)	(184)	(61)	28	(437)

Net cash provided by (used in) financing activities	32	8	—	76	(28)	88

Effect of foreign exchange rates	—	—	—	5	—	5

Net (decrease) increase in cash and cash equivalents	—	(40)	22	3	—	(15)
Cash and cash equivalents at beginning of period	—	40	3	76	—	119

Cash and cash equivalents at end of period	$—	$—	$25	$79	$—	$104

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Six Months Ended June 30, 2006

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
Net cash provided by operating activities—continuing operations	$2	$160	$164	$44	$—	$370
Net cash used in operating activities—discontinued operation	—	—	(1)	—	—	(1)

Net cash provided by operating activities	2	160	163	44	—	369

Net cash (used in) provided by investing activities—continuing operations	(72)	(275)	(189)	(46)	63	(519)
Net cash used in investing activities—discontinued operation	—	—	(5)	—	—	(5)

Net cash (used in) provided by investing activities	(72)	(275)	(194)	(46)	63	(524)

Net cash provided by (used in) financing activities	70	45	(5)	—	(63)	47

Effect of foreign exchange rates	—	—	—	—	—	—

Net decrease in cash and cash equivalents	—	(70)	(36)	(2)	—	(108)
Cash and cash equivalents at beginning of period	—	200	105	11	—	316

Cash and cash equivalents at end of period	$—	$130	$69	$9	$—	$208

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share data and unless otherwise indicated)

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

We offer for rent over 20,000 classes of rental equipment, including construction equipment, industrial and heavy machinery, aerial work platforms, trench safety equipment and homeowner items. Our revenues are derived from the following sources: equipment rentals, sales of rental (used) equipment, sales of new equipment, contractor supplies sales and service and other. Rental equipment revenues have historically accounted for approximately 70 percent of our total revenues.

In April 2007, we announced that our board of directors had authorized the commencement of a process to explore a broad range of strategic alternatives to maximize shareholder value, including a possible sale of the Company, and had retained financial advisors in this process. We also announced the retirement of our Chief Executive Officer, Wayland R. Hicks, effective following the conclusion of our 2007 Annual Meeting of Stockholders, which occurred on June 4, 2007, and the naming of Michael J. Kneeland as interim Chief Executive Officer effective upon Mr. Hicks’ retirement. On July 23, 2007, we announced that we had signed a definitive merger agreement to be acquired by affiliates of Cerberus Capital Management, L.P., in a transaction valued at approximately $6.6 billion, inclusive of approximately $2.6 billion in outstanding debt obligations. Completion of the transaction is subject to customary closing conditions, including approval of the transaction by our stockholders and regulatory review. Stockholders will be asked to vote on the proposed transaction at a special meeting that will be held on a date to be announced. Holders of the Company’s preferred stock, including affiliates of Apollo Management, L.P., have agreed to vote their shares, which represent approximately 18 percent of the voting power of the capital stock of United Rentals, in favor of the merger. Under the merger agreement, we may continue to solicit proposals for alternative transactions from third parties through August 31, 2007. For more detailed information, see our Current Report on Form 8-K, filed with the SEC on July 24, 2007.

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

In July 2007, we received a letter from the staff of the SEC stating that the staff intends to recommend that the Commission authorize the staff to file an injunctive action against the Company for alleged violations of provisions relating to the maintenance of books and records, internal accounting controls, periodic filing requirements, as well as antifraud provisions as set forth in Section 17(a) of the Securities Act of 1933, Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13 and 13b2-1 thereunder. The letter states that the relief the staff may recommend includes permanent injunctions and civil penalties. Under SEC procedures, we have the opportunity to respond to the SEC staff before the staff makes a formal recommendation as to whether any action should be brought by the SEC. The staff’s letter also states that the staff intends to request authorization to engage in settlement discussions with the Company. We intend to continue cooperating fully with the SEC in this matter.

The U.S. Attorney’s office has also requested information from us informally and by subpoena about matters related to the SEC inquiry. We are also cooperating fully with this office.

As discussed in note 5 to our unaudited condensed consolidated financial statements, in addition to the matters referenced above, we are also subject to certain ongoing class action and derivative suits. Although we have not accrued any amounts related to the ultimate disposition of these or the above matters to date, any liabilities resulting from an adverse judgment or settlement of such matters may be material to our results of operations and cash flows during the period incurred. Other costs associated with the SEC inquiry, the U.S. Attorney’s office inquiry and the class action and derivative suits, including reimbursement of attorneys’ fees incurred by indemnified officers and directors, are expensed as incurred.

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

Revenues by segment were as follows:

	General rentals	Trench safety, pump and power	Total
Three months ended June 30, 2007
Equipment rentals	$615	$45	$660
Sales of rental equipment	79	4	83
Sales of new equipment	63	4	67
Contractor supplies sales	107	4	111
Service and other	44	1	45

Total revenue	$908	$58	$966

Three months ended June 30, 2006
Equipment rentals	$588	$42	$630
Sales of rental equipment	81	3	84
Sales of new equipment	58	3	61
Contractor supplies sales	98	5	103
Service and other	39	2	41

Total revenue	$864	$55	$919

Six months ended June 30, 2007
Equipment rentals	$1,145	$83	$1,228
Sales of rental equipment	158	7	165
Sales of new equipment	114	7	121
Contractor supplies sales	197	8	205
Service and other	86	2	88

Total revenue	$1,700	$107	$1,807

Six months ended June 30, 2006
Equipment rentals	$1,100	$81	$1,181
Sales of rental equipment	155	6	161
Sales of new equipment	105	7	112
Contractor supplies sales	178	8	186
Service and other	76	2	78

Total revenue	$1,614	$104	$1,718

Three months ended June 30, 2007 and 2006. Equipment rentals in 2007 of $660 increased $30, or 5 percent, reflecting a 3.7 percentage point increase in time utilization on a larger fleet, partially offset by a 1.2 percent decline in rental rates. Equipment rentals represented 68 percent of total revenues for the three months ended June 30, 2007. On a segment basis, equipment rentals represented approximately 68 percent and 78 percent of total revenues for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals increased $27, or 5 percent, reflecting a 3.6 percent increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $3, reflecting increases from cold starts as well as a 1.0 percent increase in same-store rental revenues.

Six months ended June 30, 2007 and 2006. Equipment rentals in 2007 of $1,228 increased $47, or 4 percent, reflecting a 1.6 percentage point increase in time utilization on a larger fleet, partially offset by a 0.5 percent decline in rental rates. Equipment rentals represented 68 percent of total revenues for the six months ended June 30, 2007. On a segment basis, equipment rentals represented approximately 67 percent and 78 percent of total revenues for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals increased $45, or 4 percent, reflecting a 3.2 percentage point increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $2, reflecting increases from cold starts. This benefit was partially offset by a 0.2 percentage point decline in same-store revenues, reflecting the absence of the benefit we received from hurricane-related business in the prior year period.

Sales of rental equipment. For the three and six months ended June 30, 2007, sales of rental equipment represented 9 percent of our total revenues and our general rentals segment accounted for approximately 95 percent of these sales. Sales of rental equipment for trench safety, pump and power were insignificant. For the three and six months ended June 30, 2007, sales of rental equipment were flat.

Sales of new equipment. For the three and six months ended June 30, 2007, sales of new equipment represented 7 percent of our total revenues and our general rentals segment accounted for 94 percent of these sales. Sales of new equipment for trench safety, pump and power were insignificant. For the three and six months ended June 30, 2007, sales of new equipment increased 10 and 8 percent, respectively, reflecting increased pricing.

Sales of contractor supplies. Sales of contractor supplies represent our revenues associated with selling a variety of supplies including construction consumables, tools, small equipment and safety supplies. Consistent with sales of rental and new equipment, general rentals accounts for substantially all of our contractor supplies sales. For the three and six months ended June 30, 2007, sales of contractor supplies increased 8 and 10 percent, respectively, reflecting an increase in the volume of supplies sold.

Service and other. Service and other primarily represents our revenues earned from providing services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenue. For the three and six months ended June 30, 2007, service and other revenue increased 10 and 13 percent, respectively, reflecting increased volume.

Segment Operating Profit

Segment operating profit and operating margin were as follows:

	General rentals	Trench safety, pump and power	Total
Three months ended June 30, 2007
Operating Profit	$156	$15	$171
Operating Margin	17.2%	25.9%	17.7%
Three months ended June 30, 2006
Operating Profit	$141	$12	$153
Operating Margin	16.3%	21.8%	16.6%
Six months ended June 30, 2007
Operating Profit	$245	$25	$270
Operating Margin	14.4%	23.4%	14.9%
Six months ended June 30, 2006
Operating Profit	$222	$25	$247
Operating Margin	13.8%	24.0%	14.4%

General rentals. For the three and six months ended June 30, 2007, our operating margin improved 0.9 and 0.6 percentage points, respectively, reflecting improved selling, general and administrative leverage, partially offset by reduced gross margin performance.

Trench safety, pump and power. For the three months ended June 30, 2007, our operating margin improved 4.1 percentage points reflecting improved selling, general and administrative leverage, partially offset by reduced gross margin performance. For the six months ended June 30, 2007, our operating margin declined 0.6 percentage points reflecting reduced gross margin performance, partially offset by improved selling, general and administrative leverage.

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total gross margin	34.3%	34.9%	32.7%	33.2%
Equipment rentals	38.0%	39.0%	35.5%	36.4%
Sales of rental equipment	27.7%	29.8%	28.5%	29.8%
Sales of new equipment	16.4%	16.4%	17.4%	17.0%
Contractor supplies sales	19.8%	17.5%	18.5%	18.3%
Service and other	53.3%	53.7%	54.5%	51.3%

For the three months ended June 30, 2007, total gross profit margin decreased 0.6 percentage points primarily reflecting reduced gross margins from equipment rentals, partially offset by improved gross margins on contractor supplies sales. Equipment rentals gross margin decreased 1.0 percentage point reflecting increased rental costs. The improvement in gross margins on contractor supplies sales of 2.3 percentage points primarily reflects improvements in inventory management.

For the six months ended June 30, 2007, total gross profit margin decreased 0.5 percentage points primarily reflecting reduced gross margins from equipment rentals and sales of rental equipment, partially offset by improved gross margins on service and other. Equipment rentals gross margin decreased 0.9 percentage points reflecting increased rental costs. Gross margins on sales of rental equipment decreased 1.3 percentage points reflecting a change in mix of equipment sold. The gross margin improvement in service and other primarily reflects increased revenues from the licensing of software.

Selling, general and administrative expenses (SG&A). SG&A expense information for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total SG&A expenses	$147	$151	$295	$297
SG&A as a percentage of revenue	15.2%	16.4%	16.3%	17.3%

SG&A expense primarily includes sales force compensation, insurance costs, bad debt expense, information technology costs, advertising and marketing expenses, third party professional fees, management salaries and clerical and administrative overhead. For the three months ended June 30, 2007, SG&A expense of $147 decreased $4 as compared to 2006 and declined by 1.2 percentage points as a percentage of revenue. This improvement reflects reduced bad debt expense of $9 and a $3 reduction in the level of professional fees related to restatement matters. The benefit associated with these matters was partially offset by increased costs incurred in conjunction with our exploration of strategic alternatives and the retirement of our Chief Executive Officer as well as normal inflationary increases and increased compensation costs related to growth in the business.

For the six months ended June 30, 2007, SG&A expense of $295 decreased $2 as compared to 2006 and declined by 1.0 percentage point as a percentage of revenue. This improvement reflects reduced bad debt expense of $9 and a $10 reduction in the level of professional fees related to restatement matters. The benefit associated with these matters was partially offset by increased costs associated with our exploration of strategic alternatives and the retirement of our Chief Executive Officer as well as normal inflationary increases and increased compensation costs related to growth in the business.

For both the three and six month periods ended June 30, 2007, the year-over-year reductions in bad debt expense reflect improved accounts receivable collection experience, write-off trends and credit management.

Interest expense, net for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest expense, net	$55	$51	$102	$100

Interest expense for the three and six months ended June 30, 2007 increased by $4 and $2, respectively, and includes $6 and $5 of interest expense associated with changes in the fair value of interest rate swaps which were de-designated as fair value hedges in February 2007. Interest expense for the three and six months ended June 30, 2007 reflects the mark-to-market impact of these swaps as well as the increase in the interest rates applicable to our floating rate debt, partially offset by lower average debt balances.

Income taxes. The following table summarizes our continuing operations provision for income taxes and the related effective tax rate for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income from continuing operations	$116	$100	$166	$140
Provision for income taxes	49	41	67	56
Effective tax rate	42.2%	41.0%	40.4%	40.0%

The difference between the consolidated effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relate to state taxes as well as certain non-deductible charges. Additionally, during the second quarter of 2007, we recorded a charge of $3 within the income tax provision related to the restricted stock grant referred to in the following paragraph.

Between June 2001 and March 31, 2007, we had been recognizing a tax benefit on compensation expense associated with a restricted stock award made to Mr. Hicks in June 2001. Because this award vested for tax purposes in 2002 and because

Section 162(m) of the Internal Revenue Code limits the deductibility of a portion of his compensation, no tax benefit should have been recognized. Accordingly, our results for the second quarter of 2007 include a charge of $3 within the income tax provision, representing the reversal of the cumulative income tax benefit recognized in prior periods. The second quarter effective tax rate also reflects a non-deductible charge of $5 within SG&A for the remaining amortization of this award.

Our effective tax rate is based on recurring factors including the geographical mix of income before taxes and the related tax rates in those jurisdictions. In addition, our effective tax rate will change based on discrete or other nonrecurring events (such as audit settlements) that may not be predictable.

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

Our principal existing sources of cash are cash generated from operations, including from the sale of rental equipment, and borrowings available under our revolving credit facility and receivables securitization facility. As of June 30, 2007, we had (i) $498 of borrowing capacity available under the revolving credit facility portion of our $1.55 billion senior credit facility, (ii) $200 of borrowing capacity available under our receivables securitization facility and (iii) cash and cash equivalents of $104. We believe that our existing sources of cash will be sufficient to support our existing operations prior to the closing of the proposed acquisition of our Company by affiliates of Cerberus or, if the closing were not to occur, over the next twelve months.

We expect that our principal needs for cash relating to our existing operations over the next twelve months (absent a closing of the acquisition) will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service and (v) acquisitions. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our equipment or real estate or through the use of additional operating leases.

Loan Covenants and Compliance. As of June 30, 2007, we were in compliance with the covenants and other provisions of our senior secured credit facility, the senior notes, the subordinated convertible debentures and our accounts receivables securitization facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

Sources and Uses of Cash – Continuing Operations. During the six months ended June 30, 2007, we (i) generated cash from operating activities of $323, (ii) generated cash from the sale of rental equipment of $165 and (iii) received proceeds, net of payments, on debt of $62. Additionally, we generated cash from the sale of our discontinued operation of $68. We used cash during this period principally to (i) purchase rental equipment of $604, and (ii) purchase other property and equipment of $53 and (iii) purchase other companies for $21.

During the six months ended June 30, 2006, we (i) generated cash from operating activities of $370, (ii) generated cash from the sale of rental equipment of $161 and (iii) received proceeds from the exercise of stock options of $63. We used cash during this period principally to (i) purchase rental equipment of $623 and (ii) purchase other companies for $39.

Our credit ratings as of July 27, 2007 were as follows:

	Corporate Rating	Outlook
Moody’s	B1	RVRD	(1)
S&P	BB-	Negative
Fitch	BB-	Negative

(1)	Ratings under review for possible downgrade.

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

Interest Rate Risk. We periodically utilize interest rate swap agreements and interest rate cap agreements to manage our interest costs and exposure to changes in interest rates. As of June 30, 2007, we had swap agreements with an aggregate notional amount of $1.2 billion. The effect of the swap agreement was, at June 30, 2007, to convert $1.2 billion of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of (i) $445 of our 6  1/2 percent Notes through 2012, (ii) $375 of our 7 percent Notes through 2014, and (iii) $375 of our 7  3/4 percent senior subordinated notes through 2013. Certain of these swaps contain mutual put provisions which allow either party to terminate the swap for the market value of the swap as of certain specified dates between 2007 and 2009. In February 2007, swaps with a notional amount of $250 were modified and, as a result, these swaps have been de-designated as fair value hedges. Accordingly, there may be volatility in our future earnings.

As of June 30, 2007, after giving effect to our interest rate swap agreements, we had an aggregate of $1.8 billion of indebtedness that bears interest at variable rates. The debt that is subject to fluctuations in interest rates includes (i) $150 of borrowings under our revolving Canadian credit facility, (ii) $100 of borrowings under our accounts receivable securitization facility, (iii) $1.2 billion in debt that is subject to interest rate swaps and (iv) $329 of term loans. The weighted-average effective interest rates applicable to our variable rate debt as of June 30, 2007 were (i) 6.2 percent for the revolving credit facility (represents the Canadian rate since the amount outstanding was Canadian borrowings), (ii) 5.4 percent for the accounts receivable securitization facility, (iii) 8.0 percent for the debt subject to our swap agreements and (iv) 7.3 percent for the term loan. As of June 30, 2007, based upon the amount of our variable rate debt outstanding, after giving effect to our interest rate swap agreements, our net income would decrease by approximately $11 for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our revolving credit facility and receivables securitization facility from time to time.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2006 relative to the company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. In addition, we periodically enter into foreign exchange contracts to hedge our transaction exposures. We had no outstanding foreign exchange contracts as of June 30, 2007. We do not engage in purchasing forward exchange contracts for speculative purposes.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2007. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We announced in April 2007 the retirement of our Chief Executive Officer, Wayland R. Hicks, effective following the conclusion of our 2007 Annual Meeting of Stockholders, which occurred on June 4, 2007, and the naming of Michael J. Kneeland as interim Chief Executive Officer effective upon Mr. Hicks’ retirement.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under note 5 to our unaudited condensed consolidated financial statements of this report is incorporated by reference in answer to this item.

Following our announcement of the proposed acquisition of our Company by affiliates of Cerberus, a putative class action complaint, entitled Donald Lefari v. United Rentals, Inc. et al., was filed in the Superior Court of the Judicial District of Stamford-Norwalk on July 23, 2007. The lawsuit purports to be brought on behalf of all common stockholders of the Company and names the Company and all of its directors and Cerberus as defendants. The complaint alleges, among other things, that the Company’s board of directors violated its fiduciary duties to the Company’s stockholders by entering into the merger agreement, and plaintiff seeks to enjoin the proposed transaction on that basis. The lawsuit is in its preliminary stage. The Company believes the lawsuit is without merit and intends to defend it vigorously.

Item 1A.	Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2006

Form 10-K, which risk factors are incorporated herein by reference, as well as to the additional risk factors described below. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. In addition, these risk factors could cause significant fluctuations in the price of our common stock.

Our exploration of strategic alternatives, which has resulted in the signing of a definitive merger agreement with affiliates of Cerberus, may have an adverse impact on our business operations.

On April 10, 2007, we announced that our board of directors had authorized commencement of a process to explore a broad range of strategic alternatives to maximize shareholder value, including a possible sale of the Company. On July 23, 2007, we announced that we had signed a definitive merger agreement to be acquired by affiliates of Cerberus. Under the merger agreement, we may continue to solicit proposals for alternative transactions from third parties through August 31, 2007. There are various risks and uncertainties relating to the strategic alternatives process we have conducted and the resulting merger agreement, including:

•	management and employees may be distracted by the process and transition and lose focus on normal business operations or have their time and resources significantly diverted;

•	arriving at the merger agreement and implementing its terms is time consuming and expensive and may result in missing or not executing on near or long-term business opportunities;

•

perceived uncertainties as to our post-merger direction may result in increased difficulties and expense in recruiting and retaining employees, particularly senior management, and may also impact our relationships with various other constituencies, such as customers and vendors; and

•	the outcome of any legal proceedings that have been or may be instituted against us, members of our board of directors and others relating to the merger agreement.

Any of the foregoing could have a material negative impact on our operating results and/or financial outlook, and therefore could materially adversely affect the Company and the price of our common stock.

Failure to complete the proposed merger could adversely affect the Company and our stock price.

Consummation of the proposed merger contemplated by our merger agreement with affiliates of Cerberus is subject to the satisfaction of various conditions, including the approval of our stockholders, expiration or termination of applicable waiting periods under the Hart–Scott–Rodino Antitrust Improvements Act of 1976 and applicable foreign antitrust laws, and other customary closing conditions described in the merger agreement. We cannot guarantee that these closing conditions will be satisfied, that we will receive the required approvals or that the proposed merger will be successfully completed.

In the event that the proposed merger is not completed:

•	we may not be able to identify and consummate an attractive strategic alternative, and even if we do, we may not be able to successfully achieve the benefits thereof;

•	we may lose key employees or members of management;

•	our relationships with our other constituencies, such as our customers and vendors, may be substantially disrupted as a result of uncertainties with regard to our business and prospects;

•	certain significant costs related to the proposed merger, such as legal and accounting fees, are payable by us whether or not the proposed merger is completed;

•	under certain circumstances, if the proposed merger is not completed, the merger agreement requires us to pay a termination (break-up) fee of up to $100,000,000; and

•	the market price of shares of our common stock is likely to decline to the extent that the current market price of those shares reflects a market assumption that the proposed merger will be completed.

Any of the foregoing could have a material negative impact on our operating results and/or financial outlook, and therefore could materially adversely affect the Company and the price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Options to purchase an aggregate of 100,000 shares of the Company’s common stock were granted to a consultant in April 2007. The exercise price is equal to the fair market value of the common stock on the date of grant. The grant of these options was not required to be registered under the Securities Act of 1933 because the issuance did not constitute a sale within the meaning of Section 2(3) thereof.

Purchases of Equity Securities by the Issuer

The following table provides information about purchases of the Company’s common stock by the Company during the second quarter of 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1, 2007 to April 30, 2007	2,202	$27.52
May 1, 2007 to May 31, 2007	432,032	$34.58
June 1, 2007 to June 30, 2007	43,695	$29.98

Total	477,929

(1)	The shares were surrendered to the Company by employees in order to satisfy tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any repurchase plan or program. May 2007 includes cashless exercise of 1,329,000 warrants, with 383,883 shares of common stock being reaquired and 945,117 shares of common stock issued. The reacquired shares were at $34.62 per share.

Item 4.	Submission of Matters to a Vote of Security Holders

Information required in response to this item is incorporated herein by reference to Item 8.01 of our Current Report on Form 8-K, filed with the SEC on June 8, 2007.

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Description of Exhibit
2(a)	Agreement and Plan of Merger, dated as of July 22, 2007, among United Rentals, Inc., RAM Holdings, Inc. and RAM Acquisition Corp. (incorporated by reference to Exhibit 4.1 to the United Rentals, Inc. Current Report on Form 8-K filed on July 24, 2007 (the “July 2007 8-K”))
3(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc., (incorporated by reference to Exhibit 3.1 of United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3(b)	Certificate of Amendment, dated September 29, 1998, to the United Rentals, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151)

3(c)	Certificate of Amendment, dated June 7, 2007, to the United Rentals, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of United Rentals, Inc. Current Report on Form 8-K filed on June 8, 2007)

3(d)	By-laws of United Rentals, Inc. (amended as of April 4, 2007) (incorporated by reference to Exhibit 3.1 of United Rentals, Inc. Current Report on Form 8-K filed on April 4, 2007)

3(e)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3(f) of United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

3(f)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3(g) of United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

3(g)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3(h)	Rights Agreement, dated September 28, 2001, between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3(i)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3(j)	By-laws of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3(k)	First Amendment to the Rights Agreement, dated as of July 22, 2007, between United Rentals, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the July 2007 8-K)

10(a)	Form of Indemnification Agreement for executive officers and directors (executed by Lawrence Keith Wimbush and Jenne K. Britell) (incorporated by reference to Exhibit 10(d) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10(b)	Amendment, dated as of June 29, 2007, to Service Agreement, dated as of December 4, 2003, between United Rentals, inc. and Bradley S. Jacobs (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Current Report on Form 8-K filed on June 29, 2007)

10(c)	Agreement, dated April 10, 2007, between United Rentals, Inc. and Wayland R. Hicks (incorporated by reference to Exhibit 10.1 to the United Rentals, Inc. Current Report on Form 8-K filed on April 11, 2007)

10(d)*	Restricted Stock Unit Agreement, dated as of June 7, 2007, awarded to Wayland R. Hicks

10(e)*	Employment Agreement, dated as of April 23, 2007, between United Rentals, Inc. and Kurtis T. Barker, including a form of indemnification agreement

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)*	Section 1350 Certification by Chief Executive Officer

32(b)*	Section 1350 Certification by Chief Financial Officer

99(a)	Voting Agreement, dated as of July 22, 2007, among RAM Holdings, Inc. and RAM Acquisition Corp. and the other parties thereto (incorporated by reference to Exhibit 99.1 to the July 2007 8-K)

99(b)	Warrant Holders Agreement, dated as of July 22, 2007, among RAM Holdings, Inc. and RAM Acquisition Corp. and the other parties thereto (incorporated by reference to Exhibit 99.2 to the July 2007 8-K)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated: August 1, 2007	By:	/s/ TODD G. HELVIE
Todd G. Helvie
Senior Vice President and Controller

/s/ JOHN J. FAHEY
John J. Fahey
Vice President-Assistant Corporate Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated: August 1, 2007	By:	/s/ TODD G. HELVIE
Todd G. Helvie
Senior Vice President and Controller

/s/ JOHN J. FAHEY
John J. Fahey
Vice President-Assistant Corporate Controller and Principal Accounting Officer