Form 10-Q
period 2007-09-30
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2007-11-01
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

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

As of October 25, 2007, there were 85,786,079 shares of United Rentals, Inc. Common Stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, including in Part I below under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy or outlook. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected by any forward-looking statements, and our common stock price may be subject to significant fluctuations.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share data)

	September 30, 2007	September 30, 2006	December 31, 2006
ASSETS
Cash and cash equivalents	$112	$140	$119
Accounts receivable, net of allowance for doubtful accounts of $24, $36 and $34 at September 30, 2007, September 30, 2006 and December 31, 2006, respectively	582	541	502
Inventory	123	153	139
Assets of discontinued operation	—	160	107
Prepaid expenses and other assets	51	53	56
Deferred taxes	51	73	82

Total current assets	919	1,120	1,005
Rental equipment, net	2,918	2,659	2,561
Property and equipment, net	415	343	359
Goodwill and other intangible assets, net	1,407	1,370	1,376
Other long-term assets	58	69	65

Total assets	$5,717	$5,561	$5,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$78	$285	$37
Accounts payable	248	263	218
Accrued expenses and other liabilities	273	292	322
Liabilities related to discontinued operation	—	31	22

Total current liabilities	599	871	599
Long-term debt	2,535	2,513	2,519
Subordinated convertible debentures	146	159	146
Deferred taxes	472	413	463
Other long-term liabilities	100	104	101

Total liabilities	3,852	4,060	3,828

Preferred stock—$0.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$1,000 per share liquidation preference, 300,000 shares issued and outstanding at September 30, 2007, September 30, 2006 and December 31, 2006	—	—	—
Series D perpetual convertible preferred stock—$1,000 per share liquidation preference, 150,000 shares issued and outstanding at September 30, 2007, September 30, 2006 and December 31, 2006	—	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 85,801,507, 80,570,247 and 81,178,663 shares issued and outstanding at September 30, 2007, September 30, 2006 and December 31, 2006, respectively	1	1	1
Additional paid-in capital	1,479	1,424	1,421
Retained earnings	278	16	69
Accumulated other comprehensive income	107	60	47

Total stockholders’ equity	1,865	1,501	1,538

	$5,717	$5,561	$5,366

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Equipment rentals	$719	$693	$1,947	$1,874
Sales of rental equipment	78	87	243	248
New equipment sales	56	60	177	172
Contractor supplies sales	96	102	301	288
Service and other revenues	45	41	133	119

Total revenues	994	983	2,801	2,701

Cost of revenues:
Cost of equipment rentals, excluding depreciation	303	296	885	850
Depreciation of rental equipment	111	107	321	304
Cost of rental equipment sales	56	59	174	172
Cost of new equipment sales	47	48	147	141
Cost of contractor supplies sales	78	82	245	234
Cost of service and other revenue	20	20	60	58

Total cost of revenues	615	612	1,832	1,759

Gross profit	379	371	969	942
Selling, general and administrative expenses	152	156	447	453
Non-rental depreciation and amortization	13	10	38	37

Operating income	214	205	484	452
Interest expense, net	44	57	146	157
Interest expense—subordinated convertible debentures	2	4	7	11
Other income, net	(4)	—	(7)	—

Income from continuing operations before provision for income taxes	172	144	338	284
Provision for income taxes	61	56	128	112

Income from continuing operations	111	88	210	172
Income (loss) from discontinued operation, net of taxes	1	7	(1)	(1)

Net income	$112	$95	$209	$171

Basic earnings available to common stockholders:
Income from continuing operations	$1.09	$0.90	$2.10	$1.78
Income (loss) from discontinued operation	0.01	0.07	—	(0.01)

Net income	$1.10	$0.97	$2.10	$1.77

Diluted earnings available to common stockholders:
Income from continuing operations	$0.97	$0.79	$1.87	$1.57
Income (loss) from discontinued operation	0.01	0.06	—	(0.01)

Net income	$0.98	$0.85	$1.87	$1.56

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income
			Number of Shares	Amount
Balance, December 31, 2006	$—	$—	81	$1	$1,421	$69		$47
Comprehensive income:
Net income						209	$209
Other comprehensive income:
Foreign currency translation adjustments							60	60

Comprehensive income							$269

Exercise of common stock options			5	—	22
Amortization of stock compensation					15
Excess tax benefits from share-based payment arrangements, including release of deferred tax valuation allowance of $6					28
Shares repurchased and retired					(4)
Forfeiture of stock compensation					(3)

Balance, September 30, 2007	$—	$—	86	$1	$1,479	$278		$107

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Income from continuing operations	$210	$172
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	359	341
Amortization of deferred financing costs	7	8
Gain on sales of rental equipment	(69)	(76)
Gain on sales of non-rental equipment	(5)	(2)
Non-cash adjustments to equipment	(1)	8
Write-off of deferred financing costs	—	8
Amortization of deferred compensation	12	11
Increase in deferred taxes	41	92
Changes in operating assets and liabilities:
Increase in accounts receivable	(79)	(29)
Decrease in inventory	16	4
Decrease in prepaid expenses and other assets	1	6
Increase in accounts payable	30	40
(Decrease) increase in accrued expenses and other liabilities	(38)	6

Net cash provided by operating activities—continuing operations	484	589
Net cash provided by operating activities—discontinued operation	9	17

Net cash provided by operating activities	493	606
Cash Flows From Investing Activities:
Purchases of rental equipment	(785)	(787)
Purchases of non-rental equipment	(81)	(50)
Proceeds from sales of rental equipment	243	248
Proceeds from sales of non-rental equipment	20	13
Purchases of other companies	(23)	(39)

Net cash used in investing activities—continuing operations	(626)	(615)
Net cash provided by (used in) investing activities—discontinued operation	67	(11)

Net cash used in investing activities	(559)	(626)
Cash Flows From Financing Activities:
Proceeds from debt	421	265
Payments on debt	(420)	(423)
Proceeds from the exercise of common stock options	22	64
Proceeds received in conjunction with partial termination of interest rate caps	—	3
Subordinated convertible debentures repurchased and retired, including premium of $1	—	(64)
Shares repurchased and retired	(4)	(1)
Excess tax benefits from share-based payment arrangements	28	—

Net cash provided by (used in) financing activities	47	(156)
Effect of foreign exchange rates	12	—

Net decrease in cash and cash equivalents	(7)	(176)
Cash and cash equivalents at beginning of period	119	316

Cash and cash equivalents at end of period	$112	$140

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

In April 2007, we announced that our board of directors had authorized the commencement of a process to explore a broad range of strategic alternatives to maximize shareholder value, including a possible sale of the Company, and had retained financial advisors in this process. On July 23, 2007, we announced that we had signed a definitive merger agreement to be acquired by affiliates of Cerberus Capital Management, L.P. (“Cerberus”), in a transaction valued at approximately $6.66 billion, inclusive of approximately $2.60 billion in outstanding debt obligations, but exclusive of transaction costs. Completion of the transaction is subject to customary closing conditions, including approval of the transaction by our stockholders, but not to a financing condition. On October 19, 2007, at a special meeting of our stockholders, the merger agreement was approved. We currently expect the transaction to close on or about November 16, 2007, but cannot guarantee this timing or result. For more detailed information, see our Current Reports on Form 8-K, filed with the SEC on July 24, 2007, October 19, 2007 and October 30, 2007. See also note 5 below for a description of two lawsuits filed following our announcement of the transaction.

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

Discontinued Operation

In December 2006, we entered into a definitive agreement to sell our traffic control business to HTS Acquisition, Inc., an entity newly-formed by affiliates of private equity investors Wynnchurch Capital Partners and Oak Hill Special Opportunities Fund, L.P. The transaction closed in February 2007 and we received net proceeds of $66.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of our traffic control business have been reported as a discontinued operation in the condensed consolidated statements of income. The assets and liabilities associated with the traffic control business have also been classified separately in our condensed consolidated balance sheets. Additionally, our condensed consolidated statements of cash flows separately report the cash flows of the discontinued operation within the operating and investing sections. Revenues related to our discontinued operation were approximately $0 and $87 for the three months ended September 30, 2007 and 2006, respectively, and $20 and $209 for the nine months ended September 30, 2007 and 2006, respectively. During the three months ended September 30, 2007 and 2006, we reported income from our discontinued operation of $1 ($1 after-tax) and $10 ($7 after-tax), respectively. During the nine months ended September 30, 2007 and 2006, we reported losses from our discontinued operation of $3 ($1 after tax) and $1 ($1 after tax), respectively.

Accounting Change

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, on January 1, 2007. We did not record any unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, we had $6 of unrecognized tax benefits. For the three and nine months ended September 30, 2007, there was an increase in our FIN 48 accrual of $1.9

Consistent with the classification in prior years, the Company classifies interest and penalties related to uncertain income tax positions in interest expense and selling, general, and administrative expenses, respectively, in its condensed consolidated statements of income. At the date of adoption, approximately $1 of interest expense and $0 of penalties are included in accrued expenses and other liabilities on our condensed consolidated balance sheet. For the three and nine months ended September 30, 2007, less than $1 of interest expense related to income tax was reflected in our condensed consolidated statements of income.

We file income tax returns in the U.S. and in several foreign jurisdictions. With few exceptions, we have completed our domestic income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years before 2005. The IRS commenced an audit of the 2005 taxable year during the second quarter of 2007 which is expected to be completed during the fourth quarter. At that time, the company expects that the FIN 48 accrual will be reduced by $1.9. In addition, our Canadian operating subsidiary is currently under examination for tax years 2003 through 2005. Included in the balance of unrecognized tax benefits at January 1, 2007 are certain tax positions for which it is reasonably possible that the total amounts of the unrecognized tax benefits could significantly change during the next twelve months. However, based on the status of the ongoing audit examinations and alternative settlement options available to the Company for certain of these tax positions, which could include legal proceedings, it is not possible to estimate the amount or timing of any such change to the previously recorded uncertain tax positions. Other than as discussed above, there have been no significant changes to the status of these audit examinations and settlement proceedings during the three and nine month periods ended September 30, 2007.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115”, which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe the adoption of this statement will have a material effect on our financial condition or results of operations.

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

Operating segment revenues and profitability for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Total reportable segment revenues
General rentals	$932	$921	$2,632	$2,535
Trench safety, pump and power	62	62	169	166

Total revenues	$994	$983	$2,801	$2,701

Total reportable segment depreciation and amortization expense
General rentals	$119	$111	$342	$324
Trench safety, pump and power	5	6	17	17

Total depreciation and amortization expense	$124	$117	$359	$341

Reportable segment operating income
General rentals	$195	$187	$440	$409
Trench safety, pump and power	19	18	44	43

Segment operating income	$214	$205	$484	$452

Total reportable segment capital expenditures
General rentals			$836	$797
Trench safety, pump and power			30	40

Total capital expenditures			$866	$837

	September 30, 2007	September 30, 2006	December 31, 2006
Total assets
General rentals	$5,553	$5,244	$5,112
Trench safety, pump and power	164	157	147
Assets of discontinued operation	—	160	107

Total assets	$5,717	$5,561	$5,366

3. Acquisitions

In February 2007, we acquired High Reach Equipment Services, LLC (“High Reach”). High Reach had one aerial equipment branch in Georgia and 2006 revenues of approximately $11. The aggregate purchase price for this acquisition was approximately $23. Pro forma combined results of operations giving effect to this acquisition would not vary materially from historical results.

4. Goodwill and Other Intangible Assets

The carrying amount of our goodwill was $1,359, $1,340 and $1,338 at September 30, 2007, September 30, 2006 and December 31, 2006, respectively. We are required to review our goodwill for impairment annually as of a scheduled review date. However, if events or circumstances suggest that goodwill could be impaired, we may be required to conduct an earlier review. The scheduled review date is October 1 of each year.

Other intangible assets consist of customer relationships and non-compete agreements and are amortized over periods ranging from 3 to 12 years. Amortization expense for other intangible assets was $2 and $1 for the three months ended September 30, 2007 and 2006, respectively, and $5 and $3 for the nine months ended September 30, 2007 and 2006, respectively. The cost of other intangible assets and the related accumulated amortization as of September 30, 2007 was as follows:

September 30, 2007
Gross carrying amount	$83
Accumulated amortization	(35)

Net amount	$48

5. Legal and Regulatory Matters

SEC Non-Public Fact Finding Inquiry and Special Committee Review

In August 2004, we received a letter from the SEC in which the SEC referred to an inquiry of the Company. The letter transmitted a subpoena requesting certain of our documents. The letter and the subpoena referred to an SEC investigation entitled In the Matter of United Rentals, Inc. The notice from the SEC stated that the inquiry did not mean that the SEC had concluded that the Company or anyone else had broken the law or that the SEC had a negative opinion of any person, entity or security. The inquiry appeared to relate to a broad range of our accounting practices and was not confined to a specific period.

In March 2005, our board of directors formed the Special Committee to review matters related to the SEC inquiry. The Special Committee retained independent counsel. The board of directors received and acted upon findings of the Special Committee in January 2006. The actions that we took with respect to the Special Committee’s findings and actions that we took with respect to certain other accounting matters, including the restatement of previously issued consolidated financial statements for 2003 and 2002, are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). We have provided documents in response to SEC subpoenas and informal requests as well as to the Special Committee, which has, in turn, provided documents to the SEC.

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

We cannot predict the outcome of these inquiries or when these matters might be resolved.

Shareholder Class Action Lawsuits and Derivative Litigation

Following our public announcement of the SEC inquiry, three purported class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut. The plaintiff in each of the lawsuits initially sought to sue on behalf of a purported class comprised of purchasers of our securities from October 23, 2003 to August 30, 2004. The lawsuits initially named as the defendants the Company, our chairman, our vice chairman and then chief executive officer, our former president and chief financial officer, and our former corporate controller. These initial complaints alleged, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased our securities. On the basis of those allegations, plaintiffs in each action asserted claims (a) against all defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and (b) against one or more of the individual defendants under Section 20(a) of the Exchange Act. The complaints sought unspecified compensatory damages, costs and expenses. On February 1, 2005, the Court entered an order consolidating the three actions. On November 8, 2005, the Court appointed City of Pontiac Policeman’s and Fireman’s Retirement System as lead plaintiff for the purported class. The consolidated action is now entitled In re United Rentals, Inc. Securities Litigation.

On June 5, 2006, pursuant to a schedule agreed to by the parties and approved by the Court, lead plaintiff filed a consolidated amended complaint, which (a) added allegations relating to, among other things, the conclusions of the Special Committee and other matters disclosed in the 2005 Form 10-K, (b) amended the purported class period to include purchasers of our securities from February 28, 2001 to August 30, 2004 and (c) named as an additional defendant our first chief financial officer. In September 2006, we and certain of the individual defendants moved to dismiss the consolidated amended complaint in this action. Briefing with respect to these motions is now complete. We intend to continue to defend against this action vigorously. At this stage of the litigation, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this matter.

In January 2005 an alleged shareholder filed an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purportedly suing derivatively on the Company’s behalf. The action, entitled Gregory Riegel v. John N. Milne, et al., named as defendants certain of our current and/or former directors and/or officers, and named the Company as a nominal defendant. The complaint asserted, among other things, that the defendants breached their fiduciary duties to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to shareholders and the market and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The complaint seeks unspecified compensatory damages, costs and expenses against the defendants. The parties to the Riegel action have agreed that the proceedings in this action will be stayed pending the resolution of the motions to dismiss in the purported shareholder class actions.

In November 2004 we received a letter from counsel for an alleged shareholder, raising allegations similar to the ones set forth in the derivative complaint described above and demanding that the Company take action in response to those allegations against certain of our current and/or former directors and/or officers. Following receipt of the letter, our board of directors formed a special committee to consider the letter. In August 2005, this alleged shareholder commenced an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purporting to sue derivatively on the Company’s behalf. The action, entitled Nathan Brundridge v. Leon D. Black, et al., initially named as defendants certain of our current and/or former directors and/or officers, and named the Company as a nominal defendant. The initial complaint in this action asserted, among other things, that all of the defendants breached fiduciary obligations to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to shareholders and the market, and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The initial complaint in this action also asserted a claim for unjust enrichment against our chairman and our vice chairman and then chief executive officer. The initial complaint sought unspecified compensatory damages, equitable relief, costs and expenses against all of the defendants. The initial complaint also sought an order, in connection with plaintiff’s unjust enrichment claim, directing the defendants against whom that claim was asserted to disgorge certain compensation they received from us with respect to fiscal years 2001, 2002 and 2003.

On June 5, 2006, pursuant to a schedule agreed to by the parties and approved by the Court, plaintiff in the Brundridge action filed an amended complaint, which (a) added allegations relating to, among other things, the conclusions of the Special Committee and other matters disclosed in the 2005 Form 10-K, and (b) named as an additional defendant our former president and chief financial officer and asserted the same claims against him as it previously asserted and continued to assert against our chairman and our vice chairman and then chief executive officer. In September 2006, we and certain of the individual defendants moved to dismiss the amended complaint in this action. In December 2006, plaintiff in this action filed its opposition to these motions to dismiss. Subsequently, the parties agreed that the proceedings in this action will be stayed pending resolution of the motions to dismiss in the purported shareholder class actions. The parties’ agreement provides that any party may terminate the stay at any time on 30 days’ written notice to the Court and all other parties, and defendants will have an opportunity to submit reply papers in further support of their motions to dismiss this action after the termination of the stay.

In August 2005 another alleged shareholder filed an action in the United States District Court for the District of Connecticut, purporting to sue derivatively on the Company’s behalf. The action, entitled Natalie Gordon v. Wayland R. Hicks, et al., named as defendants certain of our current and/or former directors and/or officers, and named the Company as a nominal defendant. The initial complaint in this action asserted claims against each of the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Each of these claims is premised on, among other things, the theory that the individual defendants caused or permitted the Company to disseminate misleading and inaccurate information to shareholders and to the market, and failed to establish and maintain adequate accounting controls, thus exposing the Company to damages. The initial complaint also asserted (a) a claim that a former director breached fiduciary obligations by selling shares of our common stock while in possession of material, non-public information, and (b) a claim against our chairman, our vice chairman and then chief executive officer, and our former president and chief financial officer for recovery of certain incentive-based compensation under section 304 of the Sarbanes-Oxley Act. The initial complaint sought unspecified compensatory damages, equitable relief, restitution, costs and expenses against all of the defendants. The initial complaint also sought an order declaring that the defendants against whom the section 304 claim was directed are liable under the Sarbanes-Oxley Act and directing them to reimburse us for all bonuses or other incentive-based or equity-based compensation they received for the fiscal years 1999 through 2004.

On June 5, 2006, pursuant to a schedule agreed to by the parties and approved by the Court, plaintiff in the Gordon action filed an amended complaint, which (a) added allegations relating to, among other things, the conclusions of the Special Committee and other matters disclosed in the 2005 Form 10-K, and (b) named as additional defendants certain other of our current and/or former directors and/or officers. The amended complaint also asserted an additional claim against certain of our current and/or former directors for violation of Section 14(a) of the Exchange Act. In September 2006, we and certain of the individual defendants moved to dismiss the amended complaint in this action. Briefing with respect to these motions is now complete.

Following our July 23, 2007 announcement of the merger agreement with affiliates of Cerberus, two lawsuits against the proposed acquisition were filed. First, a putative class action complaint, entitled Donald Lefari v. United Rentals, Inc. et al., was filed in the Superior Court of the Judicial District of Stamford-Norwalk on July 23, 2007 (the “Lefari action”). This lawsuit purports to be brought on behalf of all common stockholders of the Company and names the Company and all of our directors and Cerberus as defendants. The operative complaint alleges, among other things, that our board of directors violated its fiduciary duties to the Company’s stockholders by entering into the merger agreement and that our proxy statement failed to disclose material information. Plaintiff Lefari sought to enjoin the proposed transaction on those bases. On September 19, 2007, the parties to the Lefari action entered into a memorandum of understanding to settle the action and a settlement agreement is expected to be negotiated by the parties. On September 28, 2007, the second lawsuit, Nathan Brundridge vs. Wayland R. Hicks et al., was also filed in the Superior Court of the State of Connecticut, Judicial District of Stamford-Norwalk (the “Brundridge II action”). This lawsuit names our current directors as defendants. The complaint alleges, among other things, that our board of directors failed to disclose all the material facts that the Company’s stockholders require in order to cast an informed vote for or against the proposal to adopt the merger agreement. If the court approves the anticipated settlement agreement in the Lefari action, that lawsuit will be dismissed with prejudice, and thereby release claims asserted by the plaintiff in the Brundridge II action.

We are also subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from these ordinary course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$111	$88	$210	$172
Income (loss) from discontinued operation, net of taxes	1	7	(1)	(1)

Net income	112	95	209	171
Convertible debt interest	—	—	1	1
Subordinated convertible debt interest	1	2	4	6

Net income available to common stockholders	$113	$97	$214	$178

Denominator:
Weighted-average common shares	84,142	80,598	82,537	79,124
Series C preferred	12,000	12,000	12,000	12,000

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Series D preferred	5,000	5,000	5,000	5,000

Denominator for basic earnings per share—weighted-average	101,142	97,598	99,537	96,124
Effect of dilutive securities:
Employee stock options and warrants	3,701	4,710	4,775	6,257
Convertible shares	6,461	6,461	6,461	6,461
Subordinated convertible debentures	3,342	5,078	3,342	5,078
Restricted stock units and other	443	135	491	158

Denominator for dilutive earnings per share—adjusted weighted-average shares	115,089	113,982	114,606	114,078

Basic earnings available to common stockholders:
Income from continuing operations	$1.09	$0.90	$2.10	$1.78
Income (loss) from discontinued operation	0.01	0.07	—	(0.01)

Net income	$1.10	$0.97	$2.10	$1.77

Diluted earnings available to common stockholders:
Income from continuing operations	$0.97	$0.79	$1.87	$1.57
Income (loss) from discontinued operation	0.01	0.06	—	(0.01)

Net income	$0.98	$0.85	$1.87	$1.56

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Dollars in millions)

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2007

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$18	$8	$86	$—	$112
Accounts receivable, net	—	26	(18)	574	—	582
Intercompany receivable (payable)	—	467	126	(593)	—	—
Inventory	—	56	51	16	—	123
Prepaid expenses and other assets	—	12	34	5	—	51
Deferred taxes	—	51	—	—	—	51

Total current assets	—	630	201	88	—	919

Rental equipment, net	—	1,492	1,092	334	—	2,918
Property and equipment, net	42	196	148	29	—	415
Investments in subsidiaries	1,962	2,541	—	—	(4,503)	—
Goodwill and other intangible assets, net	—	185	1,067	155	—	1,407
Other non-current assets	7	43	8	—	—	58

Total assets	$2,011	$5,087	$2,516	$606	$(4,503)	$5,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$—	$78	$—	$—	$—	$78
Accounts payable	—	80	139	29	—	248
Accrued expenses and other liabilities	—	248	103	8	(86)	273

Total current liabilities	—	406	242	37	(86)	599

Long-term debt	—	2,318	12	205	—	2,535
Subordinated convertible debentures	146	—	—	—	—	146
Deferred taxes	—	445	(9)	36	—	472
Other liabilities	—	42	58	—	—	100

Total liabilities	146	3,211	303	278	(86)	3,852

Total stockholders’ equity	1,865	1,876	2,213	328	(4,417)	1,865

Total liabilities and equity	$2,011	$5,087	$2,516	$606	$(4,503)	$5,717

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Dollars in millions)

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2006

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$20	$69	$51	$—	$140
Accounts receivable, net	—	17	(25)	549	—	541
Intercompany receivable (payable)	—	396	5	(401)	—	—
Inventory	—	69	64	20	—	153
Assets of discontinued operation	—	—	160	—	—	160
Prepaid expenses and other assets	—	8	45	—	—	53
Deferred taxes	—	73	—	—	—	73

Total current assets	—	583	318	219	—	1,120

Rental equipment, net	—	1,477	929	253	—	2,659
Property and equipment, net	40	85	189	29	—	343
Investments in subsidiaries	1,612	2,325	—	—	(3,937)	—
Goodwill and other intangible assets, net	—	167	1,063	140	—	1,370
Other non-current assets	8	51	9	1	—	69

Total assets	$1,660	$4,688	$2,508	$642	$(3,937)	$5,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$—	$285	$—	$—	$—	$285
Accounts payable	—	68	162	33	—	263
Accrued expenses and other liabilities	—	181	185	12	(86)	292
Liabilities related to discontinued operation	—	—	31	—	—	31

Total current liabilities	—	534	378	45	(86)	871

Long-term debt	—	2,163	7	343	—	2,513
Subordinated convertible debentures	159	—	—	—	—	159
Deferred taxes	—	406	(32)	39	—	413
Other liabilities	—	59	45	—	—	104

Total liabilities	159	3,162	398	427	(86)	4,060

Total stockholders’ equity	1,501	1,526	2,110	215	(3,851)	1,501

Total liabilities and equity	$1,660	$4,688	$2,508	$642	$(3,937)	$5,561

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Dollars in millions)

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended September 30, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$345	$289	$85	$—	$719
Sales of rental equipment	—	42	27	9	—	78
New equipment sales	—	27	19	10	—	56
Contractor supplies sales	—	39	44	13	—	96
Service and other revenues	—	23	17	5	—	45

Total revenues	—	476	396	122	—	994
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	144	124	35	—	303
Depreciation of rental equipment	—	55	43	13	—	111
Cost of rental equipment sales	—	32	18	6	—	56
Cost of new equipment sales	—	22	17	8	—	47
Cost of contractor supplies sales	—	34	33	11	—	78
Cost of service and other revenues	—	10	7	3	—	20

Total cost of revenues	—	297	242	76	—	615
Gross Profit	—	179	154	46	—	379
Selling, general and administrative expenses	—	67	65	20	—	152
Non-rental depreciation and amortization	3	5	4	1	—	13

Operating Income	(3)	107	85	25	—	214
Interest expense, net	—	40	—	4	—	44
Interest expense- subordinated convertible debentures	2	—	—	—	—	2
Other expense (income), net	—	4	9	(17)	—	(4)

Income from continuing operations before provision for income taxes	(5)	63	76	38	—	172
Provision for income taxes	(1)	21	27	14	—	61

Income from continuing operations	(4)	42	49	24	—	111
Loss from discontinued operations, net of tax	—	—	1	—		1

Income (loss) before equity in net earnings of subsidiaries	(4)	42	50	24	—	112
Equity in net earnings of subsidiaries	116	74	—	—	(190)	—

Net income (loss)	$112	$116	$50	$24	$(190)	$112

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended September 30, 2006

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$335	$289	$69	$—	$693
Sales of rental equipment	—	41	36	10	—	87
New equipment sales	—	28	24	8	—	60
Contractor supplies sales	—	40	50	12	—	102
Service and other revenues	—	22	15	4	—	41

Total revenues	—	466	414	103	—	983
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	145	119	32	—	296
Depreciation of rental equipment	—	54	41	12	—	107
Cost of rental equipment sales	—	30	23	6	—	59
Cost of new equipment sales	—	22	19	7	—	48
Cost of contractor supplies sales	—	32	41	9	—	82
Cost of service and other revenues	—	10	8	2	—	20

Total cost of revenues	—	293	251	68	—	612
Gross Profit	—	173	163	35	—	371
Selling, general and administrative expenses	—	62	76	18	—	156
Non-rental depreciation and amortization	2	6	3	(1)	—	10

Operating Income	(2)	105	84	18	—	205
Interest expense, net	3	56	(4)	2	—	57

Interest expense- subordinated convertible debentures	4	—	—	—	—	4
Other expense (income), net	1	4	3	(8)	—	—

Income from continuing operations before provision for income taxes	(10)	45	85	24	—	144
Provision for income taxes	(4)	17	34	9	—	56

Income from continuing operations	(6)	28	51	15	—	88
Loss from discontinued operations, net of tax	—	—	7	—		7

Income (loss) before equity in net earnings of subsidiaries	(6)	28	58	15	—	95
Equity in net earnings of subsidiaries	101	73	—	—	(174)	—

Net income (loss)	$95	$101	$58	$15	$(174)	$95

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Nine Months Ended September 30, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$954	$779	$214	$—	$1,947
Sales of rental equipment	—	126	89	28	—	243
New equipment sales	—	86	63	28	—	177
Contractor supplies sales	—	124	139	38	—	301
Service and other revenues	—	68	50	15	—	133

Total revenues	—	1,358	1,120	323	—	2,801
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	423	361	101	—	885
Depreciation of rental equipment	—	162	123	36	—	321
Cost of rental equipment sales	—	94	61	19	—	174
Cost of new equipment sales	—	69	55	23	—	147
Cost of contractor supplies sales	—	107	105	33	—	245
Cost of service and other revenues	—	32	20	8	—	60

Total cost of revenues	—	887	725	220	—	1,832
Gross Profit	—	471	395	103	—	969
Selling, general and administrative expenses	—	180	207	60	—	447
Non-rental depreciation and amortization	7	15	13	3	—	38

Operating Income	(7)	276	175	40	—	484
Interest expense, net	—	138	—	8	—	146

Interest expense- subordinated convertible debentures	7	—	—	—	—	7
Other expense (income), net	—	24	17	(48)	—	(7)

Income from continuing operations before provision for income taxes	(14)	114	158	80	—	338
Provision for income taxes	(5)	43	59	31	—	128

Income from continuing operations	(9)	71	99	49	—	210
Loss from discontinued operations, net of tax	—	2	(3)	—		(1)

Income (loss) before equity in net earnings of subsidiaries	(9)	73	96	49	—	209
Equity in net earnings of subsidiaries	218	145	—	—	(363)	—

Net income (loss)	$209	$218	$96	$49	$(363)	$209

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Nine Months Ended September 30, 2006

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$920	$775	$179	$—	$1,874
Sales of rental equipment	—	123	99	26	—	248
New equipment sales	—	82	66	24	—	172
Contractor supplies sales	—	116	139	33	—	288
Service and other revenues	—	65	41	13	—	119

Total revenues	—	1,306	1,120	275	—	2,701
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	417	341	92	—	850
Depreciation of rental equipment	—	154	117	33	—	304
Cost of rental equipment sales	—	89	66	17	—	172
Cost of new equipment sales	—	66	55	20	—	141
Cost of contractor supplies sales	—	99	108	27	—	234
Cost of service and other revenues	—	31	20	7	—	58

Total cost of revenues	—	856	707	196	—	1,759
Gross Profit	—	450	413	79	—	942
Selling, general and administrative expenses	—	185	215	53	—	453
Non-rental depreciation and amortization	7	16	11	3	—	37

Operating Income	(7)	249	187	23	—	452
Interest expense, net	3	150	(3)	7	—	157

Interest expense- subordinated convertible debentures	11	—	—	—	—	11
Other expense (income), net	1	11	10	(22)	—	—

Income from continuing operations before provision for income taxes	(22)	88	180	38	—	284
Provision for income taxes	(9)	35	71	15	—	112

Income from continuing operations	(13)	53	109	23	—	172
Loss from discontinued operations, net of tax	—	—	(1)	—		(1)

Income (loss) before equity in net earnings of subsidiaries	(13)	53	108	23	—	171
Equity in net earnings of subsidiaries	184	131	—	—	(315)	—

Net income (loss)	$171	$184	$108	$23	$(315)	$171

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Nine Months Ended September 30, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Net cash provided by operating activities - continuing operations	$4	$191	$231	$58	$—	$484
Net cash provided by operating activities - discontinued operation	—	—	9	—	—	9

Net cash provided by operating activities	4	191	240	58	—	493

Net cash used in investing activities - continuing operations	(11)	(306)	(236)	(73)	—	(626)
Net cash provided by investing activities - discontinued operation	—	66	1	—	—	67

Net cash used in investing activities	(11)	(240)	(235)	(73)	—	(559)

Net cash provided by financing activities	7	27	—	13	—	47

Effect of foreign exchange rate	—	—	—	12	—	12

Net increase (decrease) in cash and cash equivalents	—	(22)	5	10	—	(7)
Cash and cash equivalents at beginning of period	—	40	3	76	—	119

Cash and cash equivalents at end of period	$—	$18	$8	$86	$—	$112

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Nine Months Ended September 30, 2006

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Net cash provided by (used in) operating activities continuing operations	$(1)	$515	$193	$(118)	$—	$589
Net cash provided by operating activities - discontinued operation	—	—	17	—	—	17

Net cash provided by (used in) operating activities	(1)	515	210	(118)	—	606

Net cash used in investing activities - continuing operations	(10)	(309)	(235)	(61)	—	(615)
Net cash used in investing activities - discontinued operation	—	—	(11)	—	—	(11)

Net cash provided by (used in) investing activities	(10)	(309)	(246)	(61)	—	(626)

Net cash provided by (used in) financing activities	11	(386)	—	219	—	(156)

Effect of foreign exchange rate	—	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	—	(180)	(36)	40	—	(176)
Cash and cash equivalents at beginning of period	—	200	105	11	—	316

Cash and cash equivalents at end of period	$—	$20	$69	$51	$—	$140

8. Subsequent Event

On October 16, 2007, we announced that URNA has commenced cash tender offers and consent solicitations for all of its outstanding 6  1/2 percent Senior Notes due 2012 (the “6  1/2 percent Notes”), 7  3/4 percent Senior Subordinated Notes due 2013 (the “7  3/4 percent Notes”) and 7 percent Senior Subordinated Notes due 2014 (the “7 percent Notes” and together with the 6  1/2 percent Notes and the 7  3/4 percent Notes, the “Notes”). The Notes are comprised of (i) $1.0 billion principal amount of 6  1/2 percent Notes, (ii) $525 principal amount of 7  3/4 percent Notes and (iii) $375 principal amount of 7 percent Notes. The tender offers and consent solicitations are being conducted in connection with, and are conditioned upon among other things the consummation of, the anticipated acquisition of the Company by affiliates of Cerberus. The full terms and conditions of the tender offers and consent solicitations are set forth in URNA’s Offer to Purchase and Consent Solicitation Statement and related Consent and Letter of Transmittal, each dated October 16, 2007. The tender offers will expire at 12:00 midnight, New York City time, on November 13, 2007, unless extended or earlier terminated. The consent solicitations expired at 5:00 p.m., New York city time, on October 29, 2007. As of that time, URNA had received sufficient consents with respect to all of the Notes (more than 98% of the principal amount in each case) to effect all proposed amendments to the indentures governing the Notes. For more information, please see our Current Report on Form 8-K, filed with the SEC on October 30, 2007.

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

In April 2007, we announced that our board of directors had authorized the commencement of a process to explore a broad range of strategic alternatives to maximize shareholder value, including a possible sale of the Company, and had retained financial advisors in this process. We also announced the retirement of our Chief Executive Officer, Wayland R. Hicks, effective following the conclusion of our 2007 Annual Meeting of Stockholders, which occurred on June 4, 2007, and the naming of Michael J. Kneeland as interim Chief Executive Officer effective upon Mr. Hicks’ retirement. On July 23, 2007, we announced that we had signed a definitive merger agreement to be acquired by affiliates of Cerberus Capital Management, L.P. (“Cerberus”), in a transaction valued at approximately $6.66 billion, inclusive of approximately $2.60 billion in outstanding debt obligations, but exclusive of transaction costs. Completion of the transaction is subject to customary closing conditions, including approval of the transaction by our stockholders, but not to a financing condition. On October 19, 2007, at a special meeting of our stockholders, the merger agreement was approved. We currently expect the transaction to close on or about November 16, 2007, but cannot guarantee this timing or result. For more detailed information, see our Current Reports on Form 8-K, filed with the SEC on July 24, 2007, October 19, 2007 and October 30, 2007.

In August 2004, we received a letter from the SEC in which the SEC referred to an inquiry of the Company. The letter transmitted a subpoena requesting certain of our documents. The letter and the subpoena referred to an SEC investigation entitled In the Matter of United Rentals, Inc. The notice from the SEC stated that the inquiry did not mean that the SEC had concluded that the Company or anyone else had broken the law or that the SEC had a negative opinion of any person, entity or security. The inquiry appeared to relate to a broad range of our accounting practices and was not confined to a specific period.

In March 2005, our board of directors formed the Special Committee to review matters related to the SEC inquiry. The Special Committee retained independent counsel. The board of directors received and acted upon findings of the Special Committee in January 2006. The actions that we took with respect to the Special Committee’s findings and actions that we took with respect to certain other accounting matters, including the restatement of previously issued consolidated financial statements for 2003 and 2002, are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). We have provided documents in response to SEC subpoenas and informal requests as well as to the Special Committee, which has, in turn, provided documents to the SEC.

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

Current and Future Strategy

We intend to use our extensive fleet, broad footprint, advanced information technology systems and industry experience to generate significant cash flow and strengthen our leadership position in the equipment rental industry. We plan to achieve these objectives by:

        Optimizing Our Field Operations. We intend to continue the process of analyzing and optimizing our field operations in order to improve fleet allocation, service and delivery and sales management efforts. We expect this process will create opportunities for branch closures as fleet assets are moved from low-return branches to high-return locations, as well as additional cost-saving opportunities such as consolidating administrative and back-office functions where possible. We believe optimizing our field operations should increase equipment utilization and reduce operating costs.

Reducing Operating Spend. In an effort to bring our cost structure in line with those of other leading equipment rental companies, we engaged a major consulting firm in the spring of 2007 to review our back-office functions related to the general and administrative aspects of our business and identify opportunities for increased efficiencies. Such firm identified a number of opportunities to consolidate duplicative functions, outsource back-office operations and automate processes. As a result, we have implemented a headcount reduction program and undertaken specific initiatives to reduce our selling, general and administrative expenses.

Accelerating Sourcing Initiatives. Our rental equipment purchases have been centralized which we believe has enabled us to negotiate more favorable pricing and other terms from our equipment providers. We launched a strategic sourcing initiative in 2006 that was designed to centralize our non-equipment purchases. We believe that centralizing the procurement of these items will enable us to leverage our significant spend to obtain better pricing and/or terms from our suppliers. We spent over $1.2 billion in 2006 on materials, services, contractor supplies, parts, and other non-equipment spend.

Optimizing Time Utilization. We continue to reassess existing fleet investments and realign certain incentive programs to increase the time utilization of our fleet assets. We intend to better allocate resources to where they are needed rather than where they are located, resulting in fleet rationalization opportunities. We also expect to implement stricter fleet investment policies to improve our return on capital. By coupling such initiatives with an increased focus on preventative maintenance and improved turn-around time for returned equipment, we believe that we can increase the time utilization of our fleet and serve our customer base with a smaller fleet.

Deemphasizing Contractor Supplies Business. We currently sell a variety of contractor supplies, such as construction consumables, tools, small equipment and safety supplies, through several channels, including our sales representatives, rental branches and U.S. and Canadian product catalogues. Although revenues from the contractor supplies business have grown from $125 in 2002 to $385 in 2006, this business requires that we maintain significant volumes of inventory in order to meet customer demand and carries a higher cost structure relative to our core equipment rental business. In 2006, the gross margin for our contractor supplies business was 21.6% versus 38.9% for our equipment rental operations (including depreciation).

Going forward, we intend to deemphasize our contractor supplies business and position it as a complementary offering to our equipment rental business. We expect this deemphasis to result in productivity improvements within our sales force, thus helping to improve equipment utilization and rental rates, as well as result in some headcount reduction. As part of the deemphasis, we expect to reduce the number of stock keeping units associated with these operations. Additionally, we have recently closed one of our nine distribution centers and we intend to further evaluate the closure of additional distribution centers.

Implement Like-Kind-Exchange Tax Savings Program. We use accelerated depreciation for tax purposes versus straight-line depreciation for accounting purposes. Sales of assets that have been fully depreciated for tax purposes can therefore give rise to significant tax liabilities. We intend to explore whether we can take advantage of tax deferral opportunities that may be available under Section 1031 of the Internal Revenue Code, which permits tax gains to be temporarily deferred as long as the proceeds from asset sales are reinvested in similar assets. We did not previously implement a similar program because of net operating loss carryforwards we had been utilizing in recent years.

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

Revenues by segment were as follows:

	General rentals	Trench safety, pump and power	Total
Three months ended September 30, 2007
Equipment rentals	$670	$49	$719
Sales of rental equipment	73	5	78
Sales of new equipment	53	3	56
Contractor supplies sales	92	4	96
Service and other	44	1	45

Total revenue	$932	$62	$994

Three months ended September 30, 2006
Equipment rentals	$645	$48	$693
Sales of rental equipment	83	4	87
Sales of new equipment	54	6	60
Contractor supplies sales	98	4	102
Service and other	41	—	41

Total revenue	$921	$62	$983

Nine months ended September 30, 2007
Equipment rentals	$1,815	$132	$1,947
Sales of rental equipment	231	12	243
Sales of new equipment	167	10	177
Contractor supplies sales	289	12	301
Service and other	130	3	133

Total revenue	$2,632	$169	$2,801

Nine months ended September 30, 2006
Equipment rentals	$1,745	$129	$1,874
Sales of rental equipment	238	10	248
Sales of new equipment	159	13	172
Contractor supplies sales	276	12	288
Service and other	117	2	119

Total revenue	$2,535	$166	$2,701

Three months ended September 30, 2007 and 2006. Equipment rentals in 2007 of $719 increased $26, or 4 percent, reflecting a 4.0 percentage point increase in time utilization on a larger fleet, partially offset by a 2.0 percent decline in rental rates. Equipment rentals represented 72 percent of total revenues for the three months ended September 30, 2007. On a segment basis, equipment rentals represented approximately 72 percent and 79 percent of total revenues for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals increased $25, or 4 percent, reflecting a 3.0 percent increase in same-store rental revenues.

Nine months ended September 30, 2007 and 2006. Equipment rentals in 2007 of $1,947 increased $73, or 4 percent, reflecting a 2.5 percentage point increase in time utilization on a larger fleet, partially offset by a 0.6 percent decline in rental rates. Equipment rentals represented 70 percent of total revenues for the nine months ended September 30, 2007. On a segment basis, equipment rentals represented 69 percent and 78 percent of total revenues for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals increased $70, or 4 percent, reflecting a 3.1 percentage point increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $3, reflecting increases from cold starts. This benefit was partially offset by a 0.3 percentage point decline in same-store revenues, reflecting the absence of the benefit we received from hurricane-related business in the prior year period.

Sales of rental equipment. For the three and nine months ended September 30, 2007, sales of rental equipment represented approximately 9 percent of our total revenues and our general rentals segment accounted for approximately 95 percent of these sales. Sales of rental equipment for trench safety, pump and power were insignificant. For the three months ended September 30, 2007, sales of rental equipment decreased 10 percent reflecting a change in the mix of equipment sold as we generally sold older equipment in the third quarter 2007 as compared to the prior year.

Sales of new equipment. For the three and nine months ended September 30, 2007, sales of new equipment represented 6 percent of our total revenues and our general rentals segment accounted for approximately 95 percent of these sales. Sales of new equipment for trench safety, pump and power were insignificant. For the three months ended September 30, 2007, sales of new equipment decreased 7 percent reflecting reduced volume.

Sales of contractor supplies. Sales of contractor supplies represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. Consistent with sales of rental and new equipment, general rentals accounts for substantially all of our contractor supplies sales. For the three months ended September 30, 2007, sales of contractor supplies decreased 6 percent, reflecting reduced volume resulting from a third quarter repositioning of this business to refocus the sales force on our core rental business and begin offering a narrower range of items for sale. We expect this repositioning to lead to stronger gross profit margins for contractor supplies, but on a reduced revenue base. For the nine months ended September 30, 2007, sales of contractor supplies increased 5 percent, reflecting increased volume during the first half of the year.

Service and other. Service and other primarily represents our revenues earned from providing services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenue. For the three and nine months ended September 30, 2007, service and other revenue increased 10 and 12 percent, respectively. The third quarter results reflect improved pricing and volume while the nine month period reflects increased volume.

Segment Operating Profit

Segment operating profit and operating margin were as follows:

	General rentals	Trench safety, pump and power	Total
Three months ended September 30, 2007
Operating Profit	$195	$19	$214
Operating Margin	20.9%	30.6%	21.5%
Three months ended September 30, 2006
Operating Profit	$187	$18	$205
Operating Margin	20.3%	29.0%	20.9%
Nine months ended September 30, 2007
Operating Profit	$440	$44	$484
Operating Margin	16.7%	26.0%	17.3%
Nine months ended September 30, 2006
Operating Profit	$409	$43	$452
Operating Margin	16.1%	25.9%	16.7%

General rentals. For the three and nine months ended September 30, 2007, our operating margin improved 0.6 percentage points, reflecting improved selling, general and administrative expense leverage.

Trench safety, pump and power. For the three months ended September 30, 2007, our operating margin improved 1.6 percentage points, reflecting improved selling, general and administrative expense leverage.

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Total gross margin	38.1%	37.7%	34.6%	34.9%
Equipment rentals	42.4%	41.8%	38.1%	38.4%
Sales of rental equipment	28.2%	32.2%	28.4%	30.6%
Sales of new equipment	16.1%	20.0%	16.9%	18.0%
Contractor supplies sales	18.8%	19.6%	18.6%	18.8%
Service and other	55.6%	51.2%	54.9%	51.3%

For the three months ended September 30, 2007, total gross profit margin increased 0.4 percentage points primarily reflecting improved gross margins from equipment rentals, partially offset by reduced gross margins on sales of used equipment as well as contractor supplies sales. Equipment rentals gross margin improved 0.6 percentage points reflecting reduced rental costs. The reduction in gross margins on sales of rental equipment reflects a change in the mix of equipment sold as a higher proportion of auction, as opposed to retail, sales occurred in the current period. The reduction in gross margin on contractor supplies sales reflects a change in product mix.

For the nine months ended September 30, 2007, total gross profit margin decreased 0.3 percentage points primarily reflecting reduced gross margins from equipment rentals and sales of rental equipment, partially offset by improved gross margins on service and other. Equipment rentals gross margin decreased 0.3 percentage points reflecting increased rental costs. Gross margins on sales of rental equipment decreased 2.2 percentage points reflecting a change in mix of equipment sold. The gross margin improvement in service and other primarily reflects increased revenues from the licensing of software.

Selling, general and administrative expenses (SG&A). SG&A expense information for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Total SG&A expenses	$152	$156	$447	$453
SG&A as a percentage of revenue	15.3%	15.9%	16.0%	16.8%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, third party professional fees, management salaries and clerical and administrative overhead. For the three months ended September 30, 2007, SG&A expense of $152 decreased $4 as compared to 2006 and declined by 0.6 percentage points as a percentage of revenue. This improvement reflects reduced incentive compensation costs as well as a $1 reduction in the level of professional fees associated with regulatory matters. The benefit associated with these matters was partially offset by increased costs incurred in conjunction with our exploration of strategic alternatives and the amendment of our former Chairman’s service agreement, as well as normal inflationary increases.

For the nine months ended September 30, 2007, SG&A expense of $447 decreased $6 as compared to 2006 and declined by 0.8 percentage points as a percentage of revenue. This improvement reflects an $11 reduction in the level of professional fees related to regulatory matters and reduced bad debt expense of $7. The benefit associated with these matters was partially offset by increased costs associated with our exploration of strategic alternatives, the amendment of our former Chairman’s service agreement, and charges associated with the accelerated vesting, upon his June 4, 2007 retirement, of a restricted stock award (see income taxes discussion below) held by our former Chief Executive Officer, as well as normal inflationary increases. For the nine month period ended September 30, 2007, the year-over-year reduction in bad debt expense reflects improved accounts receivable collection experience, write-off trends and credit management.

Interest expense, net for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Interest expense, net	$44	$57	$146	$157

Interest expense for the three and nine months ended September 30, 2007 decreased by $13 and $11, respectively, and includes $7 and $3, respectively, of interest expense benefits associated with changes in the fair value of interest rate swaps which were de-designated as fair value hedges in February 2007. Interest expense for the three and nine months ended September 30, 2007 reflects the favorable mark-to-market impact of these swaps as well as lower average debt balances, partially offset by the increase in interest rates applicable to our floating rate debt.

Income taxes. The following table summarizes our continuing operations provision for income taxes and the related effective tax rate for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Income from continuing operations	$172	$144	$338	$284
Provision for income taxes	61	56	128	112
Effective tax rate	35.5%	38.9%	37.9%	39.4%

The difference between the consolidated effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relate to state taxes as well as certain non-deductible charges. During the third quarter of 2007, we recorded a benefit of $2 within the income tax provision as a result of the reversal of a valuation allowance. The valuation allowance was related to certain state tax net operating loss carry forwards. Additionally, within the tax provision, a charge of $3 was recorded in the second quarter related to the restricted stock grant referred to in the following paragraph and a benefit of $1 was recorded in the first quarter related to the release of a valuation allowance applicable to foreign tax credits.

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

Our principal existing sources of cash are cash generated from operations, including from the sale of rental equipment, and borrowings available under our revolving credit facility and receivables securitization facility. As of September 30, 2007, we had (i) $490 of borrowing capacity available under the revolving credit facility portion of our $1.55 billion senior credit facility, (ii) $255 of borrowing capacity available under our receivables securitization facility and (iii) cash and cash equivalents of $112. We believe that our existing sources of cash will be sufficient to support our existing operations prior to the closing of the proposed acquisition of our Company by affiliates of Cerberus or, if the closing were not to occur, over the next twelve months.

We expect that our principal needs for cash relating to our existing operations over the next twelve months (absent a closing of the announced merger) will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service and (v) acquisitions. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our equipment or real estate or through the use of additional operating leases.

If and when the announced merger closes, we expect our cash needs for debt service to increase significantly. Currently, we anticipate refinancing our existing senior secured credit facilities and accounts receivable securitization facility with new senior secured credit facilities providing up to $2.60 billion in aggregate borrowing capacity (approximately $1.54 billion of which we estimate will be drawn at closing). We also intend to sell approximately $2.55 billion in new second priority senior secured notes and draw down approximately $1.35 billion under a new senior unsecured bridge credit facility. Proceeds from these financings are to be used, in conjunction with an anticipated approximately $1.43 billion in equity financing, to pay for all costs associated with the merger, including the acquisition of our outstanding equity, the cash out of our existing equity awards, the retirement of the Notes pursuant to the terms of our currently pending tender offers, and the payment of transaction-related fees, costs and expenses.

Loan Covenants and Compliance. As of September 30, 2007, we were in compliance with the covenants and other provisions of our senior secured credit facility, the senior notes, the subordinated convertible debentures and our accounts receivables securitization facility.

Sources and Uses of Cash – Continuing Operations. During the nine months ended September 30, 2007, we (i) generated cash from operating activities of $484, (ii) generated cash from the sale of rental equipment of $243 and (iii) received proceeds from the exercise of common stock options of $22. We used cash during this period principally to (i) purchase rental and non-rental equipment of $866 and (ii) purchase other companies for $23.

During the nine months ended September 30, 2006, we (i) generated cash from operating activities of $589, (ii) generated cash from the sale of rental equipment of $248 and (iii) received proceeds from the exercise of common stock options of $64. We used cash during this period principally to (i) purchase rental and non-rental equipment of $837, (ii) fund payments on debt, net of proceeds received, of $158, (iii) retire $64 of subordinated convertible debentures and (iv) purchase other companies for $39.

Our credit ratings as of October 26, 2007 were as follows:

	Corporate Rating	Outlook
Moody’s	B1	RVRD	(1)
S&P	BB-	Negative
Fitch	BB-	Stable

(1)	Ratings under review for possible downgrade.

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

Interest Rate Risk. We periodically utilize interest rate swap agreements and interest rate cap agreements to manage our interest costs and exposure to changes in interest rates. As of September 30, 2007, we had swap agreements with an aggregate notional amount of $1.2 billion. The effects of the swap agreements were, at September 30, 2007, to convert $1.2 billion of our fixed rate notes to floating rate instruments. The fixed rate notes being converted consisted of (i) $445 of our 6  1/2 percent Notes through 2012, (ii) $375 of our 7 percent Notes through 2014, and (iii) $375 of our 7 3/4 percent senior subordinated notes through 2013. Certain of these swaps contain mutual put provisions which allow either party to terminate the swap for the market value of the swap as of certain specified dates between 2007 and 2009. In February 2007, swaps with a notional amount of $250 were modified and, as a result, these swaps have been de-designated as fair value hedges. Accordingly, there may be volatility in our future earnings.

As of September 30, 2007, after giving effect to our interest rate swap agreements, we had an aggregate of $1.7 billion of indebtedness that bears interest at variable rates. The debt that is subject to fluctuations in interest rates includes (i) $160 of borrowings under our revolving Canadian credit facility, (ii) $45 of borrowings under our accounts receivable securitization facility, (iii) $1.2 billion in debt that is subject to interest rate swaps and (iv) $329 of term loans. The weighted-average effective interest rates applicable to our variable rate debt as of September 30, 2007 were (i) 6.9 percent for the revolving credit facility (represents the Canadian rate since the amount outstanding was Canadian borrowings), (ii) 5.4 percent for the accounts receivable securitization facility, (iii) 7.9 percent for the debt subject to our swap agreements and (iv) 7.7 percent for the term loan. As of September 30, 2007, based upon the amount of our variable rate debt outstanding, after giving effect to our interest rate swap agreements, our net income would decrease by approximately $9 for each one percentage point increase in the interest rates applicable to our variable rate debt. The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our revolving credit facility and receivables securitization facility from time to time.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2006 relative to the company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. In addition, we periodically enter into foreign exchange contracts to hedge our transaction exposures. We had no outstanding foreign exchange contracts as of September 30, 2007. We do not engage in purchasing forward exchange contracts for speculative purposes.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2007. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Any of the foregoing could have a material negative impact on our operating results, our financial outlook and/or the price of our common stock.

Failure to complete the proposed merger could adversely affect the Company and our stock price.

Consummation of the proposed merger contemplated by our merger agreement with affiliates of Cerberus is subject to customary closing conditions described in the merger agreement. We cannot guarantee that these closing conditions will be satisfied, or that the proposed merger will be successfully completed.

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

Any of the foregoing could have a material negative impact on our operating results, our financial outlook and/or the price of our common stock.

If the proposed merger closes, we will be highly leveraged and will need to devote a substantial portion of our cash flow to debt service, which could, among other things, stress our financial resources and make it more difficult for us to cope with a downtown in our business.

In order to finance the proposed merger, we expect to incur and carry substantial additional debt, both under refinanced senior secured credit facilities and a new senior unsecured bridge credit facility, as well as by the issuance of new second priority senior secured notes. Immediately after closing, we expect to have aggregate borrowings under such facilities (excluding approximately $138 of outstanding letters of credit) and notes of approximately $5.44 billion, with additional borrowing capacity under such facilities of approximately $919.

This high degree of leverage could:

•	increase our vulnerability to adverse economic, industry or competitive developments;

•	limit our flexibility in planning for, or reacting to, changes in our business or market conditions and place us at a competitive disadvantage compared to competitors;

•

require us to devote a substantial portion of our cash flow to debt service and reduce the funds available for other purposes, including operations, capital expenditures and future business opportunities;

•	affect our ability to obtain additional financing;

•	decrease our profitability and/or cash flow; and

•	increase the possibility that we will be unable to service our indebtedness and fund our operations.

If we are unable to service our indebtedness and fund our operations, we will be forced to adopt an alternative strategy that may include reducing or delaying capital expenditures, limiting our growth, seeking additional capital, selling assets and/or restructuring or refinancing our indebtedness. However, even if we adopt an alternative strategy, the strategy may not be successful and we may continue to be unable to service our indebtedness and fund our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information about purchases of the Company’s common stock by the Company during the third quarter of 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1, 2007 to July 31, 2007	66,353	$32.54
August 1, 2007 to August 31, 2007	19,473	$32.33
September 1, 2007 to September 30, 2007	1,139,504	$32.23

Total	1,225,330

(1)	The shares were surrendered to the Company by employees in order to satisfy tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to any repurchase plan or program. August 2007 includes cashless exercise of 50,000 warrants, with 15,340 shares of common stock being reacquired and 34,660 shares of common stock issued. The shares were reacquired at $32.60 per share. September 2007 includes cashless exercise of 2,531,821 warrants, with 1,139,179 shares of common stock being reacquired and 1,392,642 shares of common stock issued. The shares were reacquired at $32.23 per share.

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Description of Exhibit
2(a)	Agreement and Plan of Merger, dated as of July 22, 2007, among United Rentals, Inc., RAM Holdings, Inc. and RAM Acquisition Corp. (incorporated by reference to Exhibit 4.1 to the United Rentals, Inc. Current Report on Form 8-K filed on July 24, 2007 (the “July 2007 8-K”))

3(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc., (incorporated by reference to Exhibit 3.1 of United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3(b)	Certificate of Amendment, dated September 29, 1998, to the United Rentals, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151)

3(c)	Certificate of Amendment, dated June 7, 2007, to the United Rentals, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of United Rentals, Inc. Current Report on Form 8-K filed on June 8, 2007)

3(d)	By-laws of United Rentals, Inc. (amended as of April 4, 2007) (incorporated by reference to Exhibit 3.1 of United Rentals, Inc. Current Report on Form 8-K filed on April 4, 2007)

3(e)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3(f) of United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

3(f)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3(g) of United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

3(g)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3(h)	Rights Agreement, dated September 28, 2001, between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3(i)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3(j)	By-laws of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3(k)	First Amendment to the Rights Agreement, dated as of July 22, 2007, between United Rentals, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the July 2007 8-K)

10(a)*	First Amendment, dated August 1, 2007, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland

10(b)*	Retention Benefit Agreement, dated as of July 2, 2007, between United Rentals, Inc. and Michael J. Kneeland

10(c)*	Retention Benefit Agreement, dated as of July 2, 2007, between United Rentals, Inc. and Martin Welch III

10(d)*	Retention Benefit Agreement, dated as of July 2, 2007, between United Rentals, Inc. and Roger E. Schwed

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)*	Section 1350 Certification by Chief Executive Officer

32(b)*	Section 1350 Certification by Chief Financial Officer

99(a)	Voting Agreement, dated as of July 22, 2007, among RAM Holdings, Inc. and RAM Acquisition Corp. and the other parties thereto (incorporated by reference to Exhibit 99.1 to the July 2007 8-K)

99(b)	Warrant Holders Agreement, dated as of July 22, 2007, among RAM Holdings, Inc. and RAM Acquisition Corp. and the other parties thereto (incorporated by reference to Exhibit 99.2 to the July 2007 8-K)

99(c)	Class Action Complaint served by Nathan Brundridge, as Trustee of and for the Brundridge Living Trust in the Superior Court of the State of Connecticut, Judicial District of Stamford Norwalk, on September 28, 2007 (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2007)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated: October 31, 2007	By:	/s/ TODD G. HELVIE
Todd G. Helvie
Senior Vice President and Controller

/s/ JOHN J. FAHEY
John J. Fahey
Vice President-Assistant Corporate Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated: October 31, 2007	By:	/s/ TODD G. HELVIE
Todd G. Helvie
Senior Vice President and Controller

/s/ JOHN J. FAHEY
John J. Fahey
Vice President-Assistant Corporate Controller and Principal Accounting Officer