Form 10-Q
period 2008-03-31
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2008-04-30
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer    ☑     Accelerated Filer    ☐    Non-Accelerated Filer    ☐    Smaller Reporting Company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes    ☑    No

As of April 24, 2008, there were 86,406,167 shares of United Rentals, Inc. Common Stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy or outlook. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected by any forward-looking statements. Certain of such risks and uncertainties are referred to below under Item 1A—Risk Factors, and described therein, and in our Annual Report on Form 10-K for the year ended December 31, 2007. Our forward-looking statements contained herein speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)

	March 31, 2008	March 31, 2007	December 31, 2007
ASSETS
Cash and cash equivalents	$515	$104	$381
Accounts receivable, net of allowance for doubtful accounts of $27, $35 and $26 at March 31, 2008, March 31, 2007 and December 31, 2007, respectively	452	500	519
Inventory	95	169	91
Prepaid expenses and other assets	54	70	57
Deferred taxes	74	51	72

Total current assets	1,190	894	1,120
Rental equipment, net	2,796	2,688	2,826
Property and equipment, net	440	381	440
Goodwill and other intangible assets, net	1,396	1,385	1,404
Other long-term assets	50	62	52

Total assets	$5,872	$5,410	$5,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$157	$61	$15
Accounts payable	275	344	195
Accrued expenses and other liabilities	216	224	310

Total current liabilities	648	629	520
Long-term debt	2,413	2,509	2,555
Subordinated convertible debentures	146	146	146
Deferred taxes	559	439	539
Other long-term liabilities	64	106	64

Total liabilities	3,830	3,829	3,824

Preferred stock—$0.01 par value, 5,000,000 shares authorized:
Series C perpetual convertible preferred stock—$1,000 per share liquidation preference, 300,000 shares issued and outstanding at March 31, 2008, March 31, 2007 and December 31, 2007	—	—	—
Series D perpetual convertible preferred stock—$1,000 per share liquidation preference, 150,000 shares issued and outstanding at March 31, 2008, March 31, 2007 and December 31, 2007	—	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 86,369,380, 81,366,085 and 86,329,773 shares issued and outstanding at March 31, 2008, March 31, 2007 and December 31, 2007, respectively	1	1	1
Additional paid-in capital	1,495	1,430	1,494
Retained earnings	469	99	431
Accumulated other comprehensive income	77	51	92

Total stockholders’ equity	2,042	1,581	2,018

	$5,872	$5,410	$5,842

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues:
Equipment rentals	$571	$567
Sales of rental equipment	66	82
New equipment sales	42	54
Contractor supplies sales	56	94
Service and other revenues	37	41

Total revenues	772	838

Cost of revenues:
Cost of equipment rentals, excluding depreciation	275	281
Depreciation of rental equipment	107	102
Cost of rental equipment sales	49	58
Cost of new equipment sales	34	44
Cost of contractor supplies sales	44	78
Cost of service and other revenues	15	17

Total cost of revenues	524	580

Gross profit	248	258
Selling, general and administrative expenses	131	147
Non-rental depreciation and amortization	15	12

Operating income	102	99
Interest expense, net	41	47
Interest expense—subordinated convertible debentures	2	2

Income from continuing operations before provision for income taxes	59	50
Provision for income taxes	21	18

Income from continuing operations	38	32
Loss from discontinued operation, net of taxes	—	(2)

Net income	$38	$30

Basic earnings available to common stockholders:
Income from continuing operations	$0.37	$0.33
Loss from discontinued operation	—	(0.02)

Net income	$0.37	$0.31

Diluted earnings available to common stockholders:
Income from continuing operations	$0.34	$0.30
Loss from discontinued operation	—	(0.02)

Net income	$0.34	$0.28

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income
			Number of Shares	Amount
Balance, December 31, 2007	$—	$—	$86	$1	$1,494	$431		$92
Comprehensive income:
Net income						38	$38
Other comprehensive income:
Foreign currency translation adjustments							(15)	(15)

Comprehensive income							$23

Stock compensation expense					2
Forfeiture of stock compensation					(1)

Balance, March 31, 2008	$—	$—	$86	$1	$1,495	$469		$77

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Income from continuing operations	$38	$32
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	124	117
Gain on sales of rental equipment	(17)	(24)
Gain on sales of non-rental equipment	—	(1)
Non-cash adjustments to equipment	2	(2)
Stock compensation expense	1	4
Increase in deferred taxes	18	8
Changes in operating assets and liabilities:
Decrease in accounts receivable	65	3
Increase in inventory	(4)	(30)
Decrease (increase) in prepaid expenses and other assets	2	(16)
Increase in accounts payable	81	126
Decrease in accrued expenses and other liabilities	(84)	(90)

Net cash provided by operating activities—continuing operations	226	127
Net cash provided by operating activities—discontinued operation	—	6

Net cash provided by operating activities	226	133
Cash Flows From Investing Activities:
Purchases of rental equipment	(136)	(265)
Purchases of non-rental equipment	(15)	(31)
Proceeds from sales of rental equipment	66	82
Proceeds from sales of non-rental equipment	2	2
Purchases of other companies	—	(21)

Net cash used in investing activities—continuing operations	(83)	(233)
Net cash provided by investing activities—discontinued operation	—	69

Net cash used in investing activities	(83)	(164)
Cash Flows From Financing Activities:
Proceeds from debt	—	41
Payments of debt	(7)	(32)
Proceeds from the exercise of common stock options	—	4
Shares repurchased and retired	—	(1)
Excess tax benefits from share-based payment arrangements	—	2

Net cash (used in) provided by financing activities	(7)	14
Effect of foreign exchange rates	(2)	2

Net increase (decrease) in cash and cash equivalents	134	(15)
Cash and cash equivalents at beginning of period	381	119

Cash and cash equivalents at end of period	$515	$104

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

We have prepared the accompanying unaudited condensed consolidated interim financial statements in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the 2007 Form 10-K. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

In our opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

New Accounting Pronouncements

In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in GAAP and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of Statement 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The partial adoption of Statement 157 on January 1, 2008 did not have a material impact on our condensed consolidated financial statements.

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

Operating segment revenues and profitability for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Total reportable segment revenues
General rentals	$727	$789
Trench safety, pump and power	45	49

Total revenues	$772	$838

Total reportable segment depreciation and amortization expense
General rentals	$116	$108
Trench safety, pump and power	6	6

Total depreciation and amortization expense	$122	$114

Reportable segment operating income
General rentals	$93	$89
Trench safety, pump and power	9	10

Segment operating income	$102	$99

Total reportable segment capital expenditures
General rentals	$149	$290
Trench safety, pump and power	2	6

Total capital expenditures	$151	$296

	March 31, 2008	March 31, 2007	December 31, 2007
Total assets
General rentals	$5,726	$5,261	$5,688
Trench safety, pump and power	146	149	154

Total assets	$5,872	$5,410	$5,842

3.	Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. We did not record any unrecognized income tax benefits as a result of the implementation of FIN 48. As of January 1 and December 31, 2007, we had $6 of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. For the three months ended March 31, 2008, there was no change to our unrecognized tax benefits. We include interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in selling, general and administrative expense. For the three months ended March 31, 2008, interest expense of less than $1 related to income tax was reflected in our condensed consolidated statement of income.

We file income tax returns in the U.S. and in several foreign jurisdictions. With few exceptions, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2004. The Internal Revenue Service has completed audits for periods prior to 2006; Canadian authorities have concluded income tax audits for periods prior to 2006, and the Company has agreed to the findings, however, 2003 through 2005 remain open to transfer pricing audit adjustments. Included in the balance of unrecognized tax benefits at December 31, 2007 are certain tax positions for which it is reasonably possible that the total amounts of the unrecognized tax benefits for those tax positions could significantly change during the next twelve months. However, based on the status of the ongoing audit examinations and alternative options available to the Company for certain of these tax positions, which could include legal proceedings, it is not possible to estimate the amount of the change, if any, to the previously recorded uncertain tax positions.

4.	Goodwill and Other Intangible Assets

The carrying amount of our goodwill was $1,353, $1,343 and $1,358 at March 31, 2008, March 31, 2007 and December 31, 2007, respectively. We are required to review our goodwill for impairment annually as of a scheduled review date. However, if events or circumstances suggest that goodwill could be impaired, we may be required to conduct an earlier review. The scheduled review date is October 1 of each year.

Other intangible assets consist of customer relationships and non-compete agreements and are amortized over periods ranging from one to 12 years. Amortization expense for other intangible assets was $2 and $1 for the three months ended March 31, 2008 and 2007, respectively. The cost of other intangible assets and related accumulated amortization as of March 31, 2008 was as follows:

March 31, 2008
Gross carrying amount	$81
Accumulated amortization	(38)

Net amount	$43

5.	Legal and Regulatory Matters

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

As previously reported, the Special Committee’s findings included, among others, that there were irregularities with respect to certain minor sale-leaseback transactions and trade packages to which the Company was a party between 2000 and 2002. The Company restated its results for the years ended December 31, 2002 and December 31, 2003, and its originally reported retained earnings at December 31, 2001, to correct the accounting for the minor sale-leaseback transactions and provided supplemental disclosure in the 2005 10-K regarding the trade packages (with respect to which documentation sufficient to permit a restatement did not exist). The Special Committee concluded that, based on the evidence it reviewed, the practices regarding these minor sale-leaseback transactions and trade packages appeared to have been directed by the Company’s two former chief financial officers. In December 2007, one of the former chief financial officers, who left the Company in late 2002, pled guilty to making a false filing with the SEC in connection with the Company’s annual report on form 10-K for the year ended December 31, 2000 and settled a separate civil enforcement action brought against him by the SEC alleging various violations of the securities laws. In April 2008, the other former chief financial officer, who was terminated in August 2005 after he failed to cooperate with the Special Committee’s inquiry, was indicted and pled not guilty to conspiracy, securities fraud, insider trading and making false filings with the SEC in connection with the Company’s annual reports on form 10-K for the years ended December 31, 2001, December 31, 2002 and December 31, 2003. The SEC has also brought a separate civil enforcement action against him alleging various violations of the securities laws.

In July 2007, we received a letter from the staff of the SEC stating that the staff intended to recommend that the Commission authorize the staff to file an injunctive action against the Company for alleged violations of provisions relating to the maintenance of books and records, internal accounting controls, and periodic filing requirements, as well as antifraud provisions, as set forth in Section 17(a) of the Securities Act of 1933, as amended (the “Securities Act”), Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules

10b- 5, 12b-20, 13a-1, 13a-11, 13a-13 and 13b2-1 thereunder. The letter states that the relief the staff may recommend includes permanent injunctions and civil penalties. Under SEC procedures, we have the opportunity to respond to the SEC staff before the staff makes a formal recommendation as to whether any action should be brought by the SEC. The staff’s letter also states that the staff intends to request authorization to engage in settlement discussions with the Company. We intend to continue cooperating fully with the SEC in this matter.

The U.S. Attorney’s Office for the District of Connecticut has also requested information from the Company informally and by subpoena about matters related to the SEC inquiry. We are also cooperating fully with this office.

We cannot predict the outcome of these inquiries as to the Company or when these matters might be resolved.

Shareholder Class Action Lawsuits and Derivative Litigation

Following our public announcement of the SEC inquiry, three purported class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut. The plaintiff in each of the lawsuits initially sought to sue on behalf of a purported class comprised of purchasers of our securities from October 23, 2003 to August 30, 2004. The lawsuits initially named as the defendants the Company, our former chairman, our vice chairman and then chief executive officer, our former president and chief financial officer, and our former corporate controller. These initial complaints alleged, among other things, that certain of our SEC filings and other public statements contained false and misleading statements which resulted in damages to the plaintiffs and the members of the purported class when they purchased our securities. On the basis of those allegations, plaintiffs in each action asserted claims (a) against all defendants under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and (b) against one or more of the individual defendants under Section 20(a) of the Exchange Act. The complaints sought unspecified compensatory damages, costs and expenses. On February 1, 2005, the Court entered an order consolidating the three actions. On November 8, 2005, the Court appointed City of Pontiac Policeman’s and Fireman’s Retirement System as lead plaintiff for the purported class. The consolidated action is now entitled In re United Rentals, Inc. Securities Litigation.

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

On March 10, 2008, we announced that we had entered into a memorandum of understanding with lead plaintiff’s counsel to settle this action. The memorandum of understanding provides that the claims of the plaintiff class will be settled for a cash payment of $27.5. The contemplated settlement is subject to the prior satisfaction of a number of conditions, including definitive settlement documentation and court approval. In addition, the settlement is contingent upon the Company and its insurance carriers finalizing agreements on the portion of the settlement to be funded by the carriers, as well as the amounts that the carriers will reimburse the Company for defense costs concerning the shareholder actions and related inquiries and matters that have previously been expensed by the Company. We cannot predict whether these conditions will be satisfied. The Company currently expects, taking into account anticipated settlement funding and defense cost reimbursements from its insurance carriers, that the contemplated settlement will not have a material effect on its results of operations or cash flows for any period.

In January 2005, an alleged shareholder filed an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purportedly suing derivatively on the Company’s behalf. The action, entitled Gregory Riegel v. John N. Milne, et al., named as defendants certain of our current and/or former directors and/or officers, and named the Company as a nominal defendant. The complaint asserted, among other things, that the defendants breached their fiduciary duties to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to shareholders and the market and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The complaint seeks unspecified compensatory damages, costs and expenses against the defendants. The parties to the Riegel action have agreed that the proceedings in this action will be stayed pending the resolution of the motions to dismiss in the purported shareholder class actions.

In November 2004 we received a letter from counsel for an alleged shareholder, raising allegations similar to the ones set forth in the derivative complaint described above and demanding that the Company take action in response to those allegations against certain of our current and/or former directors and/or officers. Following receipt of the letter, our board of directors formed a special committee to consider the letter. In August 2005, this alleged shareholder commenced an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purporting to sue derivatively on the Company’s behalf. The action, entitled Nathan Brundridge v. Leon D. Black, et al., initially named as defendants certain of our current and/or former directors and/or officers, and named the Company as a nominal defendant. The initial complaint in this action asserted, among other things, that all of the defendants breached fiduciary obligations to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to shareholders and the market, and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The initial complaint in this action also asserted a claim for unjust enrichment against our former chairman and our vice chairman and then chief executive officer. The initial complaint sought unspecified compensatory damages, equitable relief, costs and expenses against all of the defendants. The initial complaint also sought an order, in connection with plaintiff’s unjust enrichment claim, directing the defendants against whom that claim was asserted to disgorge certain compensation they received from us with respect to fiscal years 2001, 2002 and 2003.

On June 5, 2006, pursuant to a schedule agreed to by the parties, plaintiff in the Brundridge action filed an amended complaint that (a) added allegations relating to, among other things, the conclusions of the Special Committee and other matters disclosed in the 2005 Form 10-K, and (b) named as an additional defendant our former president and chief financial officer and asserted the same claims against him as it previously asserted and continued to assert against our former chairman and our vice chairman and then chief executive officer. In September 2006, we and certain of the individual defendants moved to dismiss the amended complaint in this action. In December 2006, plaintiff in this action filed its opposition to these motions to dismiss. Subsequently, the parties agreed that the proceedings in this action will be stayed pending resolution of the motions to dismiss in the purported shareholder class actions. The parties’ agreement provides that any party may terminate the stay at any time on 30 days’ written notice to the Court and all other parties, and defendants will have an opportunity to submit reply papers in further support of their motions to dismiss this action after the termination of the stay.

In August 2005, another alleged shareholder filed an action in the United States District Court for the District of Connecticut, purporting to sue derivatively on the Company’s behalf. The action, entitled Natalie Gordon v. Wayland R. Hicks, et al., named as defendants certain of our current and/or former directors and/or officers, and named the Company as a nominal defendant. The initial complaint in this action asserted claims against each of the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Each of these claims is premised on, among other things, the theory that the individual defendants caused or permitted the Company to disseminate misleading and inaccurate information to shareholders and to the market, and failed to establish and maintain adequate accounting controls, thus exposing the Company to damages. The initial complaint also asserted (a) a claim that a former director breached fiduciary obligations by selling shares of our common stock while in possession of material, non-public information, and (b) a claim against our former chairman, our vice chairman and then chief executive officer, and our former president and chief financial officer for recovery of certain incentive-based compensation under section 304 of the Sarbanes-Oxley Act (“SOX 304”). The initial complaint sought unspecified compensatory damages, equitable relief, restitution, costs and expenses against all of the defendants. The initial complaint also sought an order declaring that the defendants against whom the SOX 304 claim was directed are liable under the Sarbanes-Oxley Act and directing them to reimburse us for all bonuses or other incentive-based or equity-based compensation they received for the fiscal years 1999 through 2004.

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

On April 25, 2008, plaintiff in the Gordon action filed a notice to voluntarily dismiss the action, without prejudice, on the consent of defendants, because she sold her Company securities and, therefore, would not likely have standing to pursue derivative claims on the Company’s behalf.

Following our July 23, 2007 announcement of the merger agreement with affiliates of Cerberus, two lawsuits against the proposed acquisition were filed. First, a putative class action complaint, entitled Donald Lefari v. United Rentals, Inc. et al., was filed in Connecticut State Superior Court, Judicial District of Stamford-Norwalk, on July 23, 2007 (the “Lefari action”). This lawsuit purports to be brought on behalf of all common stockholders of the Company, names the Company and all of our directors and Cerberus as defendants, and sought to enjoin the proposed acquisition of the Company by affiliates of Cerberus. On September 19, 2007, the parties to the Lefari action entered into a memorandum of understanding to settle the action and a settlement agreement was expected to be negotiated by the parties. On September 28, 2007, the second lawsuit, Nathan Brundridge vs. Wayland R. Hicks et al., was also filed in Connecticut State Superior Court, Judicial District of Stamford-Norwalk (the “Brundridge II action”). This lawsuit named our current directors as defendants. On December 23, 2007, the Company terminated the merger agreement with affiliates of Cerberus. As a result, a condition precedent of the proposed settlement of the Lefari action, the consummation of the proposed acquisition, was not fulfilled. The Brundridge II action was voluntarily withdrawn as to all defendants on January 30, 2008. On February 7, 2008, the parties to the Lefari action filed a joint motion to withdraw with prejudice the Lefari action, which is subject to the approval of the court.

Following our November 14, 2007 announcement that affiliates of Cerberus had notified us that they were not prepared to proceed with the purchase of the Company on the terms set forth in the merger agreement, three putative class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut. The plaintiff in each of the lawsuits sought to sue on behalf of a purported class of persons who purchased or otherwise acquired our securities between August 29, 2007 and November 14, 2007. The lawsuits named as defendants the Company, our directors and certain of our officers and alleged, among other things, that the named plaintiff and members of the purported class suffered damages when they purchased or otherwise acquired securities issued by the Company, as a result of false and misleading statements and/or material omissions relating to the contemplated merger with affiliates of Cerberus, contained in (a) proxy materials that the Company disseminated and/or filed with the SEC in anticipation of the October 19, 2007 special meeting of stockholders; and/or (b) certain of the Company’s filings with the SEC and other public statements. On the basis of those allegations, plaintiff in each action asserted claims under Sections 10(b) and 14(a) of the Exchange Act and Rules 10b-5 and 14a-9 thereunder; and against the individual defendants under Section 20(a) of the Exchange Act. The complaints in these actions sought unspecified compensatory damages, costs, expenses and fees. On February 7, 2008, the Court entered an order consolidating the three actions and appointing the Institutional Investor Group, consisting of First New York Securities, L.L.C. and Omni Partners LLP, as lead plaintiff for the purported class. The actions are now consolidated under the caption Vincent DeCicco v. United Rentals, Inc., et al.

On March 24, 2008, pursuant to a schedule approved by the Court, lead plaintiffs filed a consolidated amended complaint, which, among other things, (a) amended the purported class period to include purchasers of our publicly traded securities from July 23, 2007 to November 14, 2007, (b) dropped as defendants one of our officers and all but one of our directors, (c) named as additional defendants Cerberus, certain of its affiliates, its chief executive officer and one of its managing directors, and (d) withdrew the previously asserted claim under Section 14(a) of the Exchange Act and Rule 14a-9 thereunder. We intend to defend against this action vigorously.

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

	Three Months Ended March 31,
	2008	2007
Numerator:
Income from continuing operations	$38	$32
Loss from discontinued operation, net of taxes	—	(2)

Net income	38	30
Convertible debt interest	—	1

Net income available to common stockholders:	$38	$31

Denominator:
Weighted-average common shares	86,332	81,253
Series C preferred	12,000	12,000
Series D preferred	5,000	5,000

Denominator for basic earnings per share—weighted-average	103,332	98,253
Effect of dilutive securities:
Employee stock options and warrants	575	5,030
Convertible shares	6,461	6,461
Restricted stock units and other	397	457

Denominator for dilutive earnings per share—adjusted weighted-average shares	110,765	110,201

Basic earnings available to common stockholders:
Income from continuing operations	$0.37	$0.33
Loss from discontinued operation	—	(0.02)

Net income	$0.37	$0.31

Diluted earnings available to common stockholders:
Income from continuing operations	$0.34	$0.30
Loss from discontinued operation	—	(0.02)

Net income	$0.34	$0.28

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

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$455	$4	$56	$—	$515
Accounts receivable, net	—	(9)	7	454	—	452
Intercompany receivable (payable)	—	(5)	129	(124)	—	—
Inventory	—	36	44	15	—	95
Prepaid expenses and other assets	—	9	42	3	—	54
Deferred taxes	—	74	—	—	—	74

Total current assets	—	560	226	404	—	1,190
Rental equipment, net	—	1,472	1,017	307	—	2,796
Property and equipment, net	49	207	155	29	—	440
Investments in subsidiaries	2,133	2,925	—	—	(5,058)	—
Goodwill and other intangible assets, net	—	183	1,064	149	—	1,396
Other long-term assets	6	39	5	—	—	50

Total assets	$2,188	$5,386	$2,467	$889	$(5,058)	$5,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$—	$22	$—	$135	$—	$157
Accounts payable	—	118	125	32	—	275
Accrued expenses and other liabilities	—	261	24	13	(82)	216

Total current liabilities	—	401	149	180	(82)	648
Long-term debt	—	2,399	14	—	—	2,413
Subordinated convertible debentures	146	—	—	—	—	146
Deferred taxes	—	535	(9)	33	—	559
Other long-term liabilities	—	—	64	—	—	64

Total liabilities	146	3,335	218	213	(82)	3,830

Total stockholders’ equity	2,042	2,051	2,249	676	(4,976)	2,042

Total liabilities and equity	$2,188	$5,386	$2,467	$889	$(5,058)	$5,872

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$2	$21	$81	$—	$104
Accounts receivable, net	—	6	(21)	515	—	500
Intercompany receivable (payable)	—	12	176	(188)	—	—
Inventory	—	83	67	19	—	169
Prepaid expenses and other assets	—	11	56	3	—	70
Deferred taxes	—	51	—	—	—	51

Total current assets	—	165	299	430	—	894
Rental equipment, net	—	1,481	950	257	—	2,688
Property and equipment, net	42	115	194	30	—	381
Investments in subsidiaries	1,678	2,733	—	—	(4,411)	—
Goodwill and other intangible assets, net	—	185	1,065	135	—	1,385
Other long-term assets	7	50	5	—	—	62

Total assets	$1,727	$4,729	$2,513	$852	$(4,411)	$5,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$—	$61	$—	$—	$—	$61
Accounts payable	—	102	201	41	—	344
Accrued expenses and other liabilities	—	177	116	9	(78)	224

Total current liabilities	—	340	317	50	(78)	629
Long-term debt	—	2,323	7	179	—	2,509
Subordinated convertible debentures	146	—	—	—	—	146
Deferred taxes	—	416	(9)	32	—	439
Other long-term liabilities	—	50	56	—	—	106

Total liabilities	146	3,129	371	261	(78)	3,829

Total stockholders’ equity	1,581	1,600	2,142	591	(4,333)	1,581

Total liabilities and equity	$1,727	$4,729	$2,513	$852	$(4,411)	$5,410

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$325	$—	$56	$—	$381
Accounts receivable, net	—	(9)	6	522	—	519
Intercompany receivable (payable)	—	71	115	(186)	—	—
Inventory	—	36	43	12	—	91
Prepaid expenses and other assets	—	15	38	4	—	57
Deferred taxes	—	72	—	—	—	72

Total current assets	—	510	202	408	—	1,120
Rental equipment, net	—	1,465	1,045	316	—	2,826
Property and equipment, net	46	209	154	31	—	440
Investments in subsidiaries	2,112	2,915	—	—	(5,027)	—
Goodwill and other intangible assets, net	—	184	1,066	154	—	1,404
Other long-term assets	6	41	5	—	—	52

Total assets	$2,164	$5,324	$2,472	$909	$(5,027)	$5,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$—	$15	$—	$—	$—	$15
Accounts payable	—	59	110	26	—	195
Accrued expenses and other liabilities	—	307	58	31	(86)	310

Total current liabilities	—	381	168	57	(86)	520
Long-term debt	—	2,403	12	140	—	2,555
Subordinated convertible debentures	146	—	—	—	—	146
Deferred taxes	—	514	(9)	34	—	539
Other long-term liabilities	—	—	64	—	—	64

Total liabilities	146	3,298	235	231	(86)	3,824

Total stockholders’ equity	2,018	2,026	2,237	678	(4,941)	2,018

Total liabilities and equity	$2,164	$5,324	$2,472	$909	$(5,027)	$5,842

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Three Months Ended March 31, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Rental revenue	$—	$276	$223	$72	$—	$571
Sales of rental equipment	—	35	25	6	—	66
New equipment sales	—	20	13	9	—	42
Contractor supplies sales	—	20	26	10	—	56
Service and other revenues	—	19	13	5	—	37

Total revenues	—	370	300	102	—	772

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	125	115	35	—	275
Depreciation of rental equipment	—	54	40	13	—	107
Cost of rental equipment sales	—	27	18	4	—	49
Cost of new equipment sales	—	15	11	8	—	34
Cost of contractor supplies sales	—	16	20	8	—	44
Cost of service and other revenues	—	8	5	2	—	15

Total cost of revenues	—	245	209	70	—	524

Gross profit	—	125	91	32	—	248
Selling, general and administrative expenses	—	55	54	22	—	131
Non-rental depreciation and amortization	3	6	5	1	—	15

Operating (loss) income	(3)	64	32	9	—	102
Interest expense, net	—	39	—	2	—	41
Interest expense-subordinated convertible debentures	2	—	—	—	—	2
Other expense (income), net	(15)	14	13	(12)	—	—

Income from continuing operations before provision for income taxes	10	11	19	19	—	59
Provision for income taxes	4	4	7	6	—	21

Income before equity in net earnings of subsidiaries	6	7	12	13	—	38
Equity in net earnings of subsidiaries	32	25	—	—	(57)	—

Net income (loss)	$38	$32	$12	$13	$(57)	$38

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the Three Months Ended March 31, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Rental revenue	$—	$279	$230	$58	$—	$567
Sales of rental equipment	—	41	32	9	—	82
New equipment sales	—	27	19	8	—	54
Contractor supplies sales	—	39	44	11	—	94
Service and other revenues	—	21	16	4	—	41

Total revenues	—	407	341	90	—	838

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	136	115	30	—	281
Depreciation of rental equipment	—	52	39	11	—	102
Cost of rental equipment sales	—	30	22	6	—	58
Cost of new equipment sales	—	21	17	6	—	44
Cost of contractor supplies sales	—	35	33	10	—	78
Cost of service and other revenues	—	10	5	2	—	17

Total cost of revenues	—	284	231	65	—	580

Gross profit	—	123	110	25	—	258
Selling, general and administrative expenses	—	59	67	21	—	147
Non-rental depreciation and amortization	2	4	5	1	—	12

Operating (loss) income	(2)	60	38	3	—	99
Interest expense, net	—	45	—	2	—	47
Interest expense-subordinated convertible debentures	2	—	—	—	—	2
Other expense (income), net	—	9	5	(14)	—	—

(Loss) income from continuing operations before provision for income taxes	(4)	6	33	15	—	50
(Benefit) provision for income taxes	(2)	2	12	6	—	18

(Loss) income from continuing operations	(2)	4	21	9	—	32
(Income) loss from discontinued operation, net of taxes	—	(2)	4	—	—	2

(Loss) income before equity in net earnings of subsidiaries	(2)	6	17	9	—	30
Equity in net earnings of subsidiaries	32	26	—	—	(58)	—

Net income (loss)	$30	$32	$17	$9	$(58)	$30

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Three Months Ended March 31, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Net cash (used in) provided by operating activities	(2)	182	29	17	—	226

Net cash used in investing activities	—	(41)	(25)	(17)	—	(83)

Net cash provided by (used in) financing activities	2	(11)	—	2	—	(7)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	(2)	—	(2)

Increase in cash and cash equivalents	—	130	4	—	—	134
Cash and cash equivalents at beginning of period	—	325	—	56	—	381

Cash and cash equivalents at end of period	$—	$455	$4	$56	$—	$515

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Three Months Ended March 31, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Other and Eliminations	Total
Net cash provided by operating activities—continuing operations	$3	$25	$93	$6	$—	$127
Net cash provided by operating activities—discontinued operation	—	—	6	—	—	6

Net cash provided by operating activities	3	25	99	6	—	133

Net cash used in investing activities—continuing operations	(5)	(125)	(82)	(21)	—	(233)
Net cash provided by investing activities—discontinued operation	—	68	1	—	—	69

Net cash used in investing activities	(5)	(57)	(81)	(21)	—	(164)

Net cash provided by (used in) financing activities	2	(6)	—	18	—	14

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	2	—	2

(Decrease) increase in cash and cash equivalents	—	(38)	18	5	—	(15)
Cash and cash equivalents at beginning of period	—	40	3	76	—	119

Cash and cash equivalents at end of period	$—	$2	$21	$81	$—	$104

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share data and unless otherwise indicated)

Executive Overview

We are the largest equipment rental company in the world with an integrated network of 674 rental locations in the United States, Canada and Mexico. Although the equipment rental industry is highly fragmented and diverse, we believe we are well positioned to take advantage of this environment because as a larger company we have more resources and certain competitive advantages over smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services as well as with newer and better maintained equipment, and greater flexibility to transfer equipment among branches.

We offer for rent over 2,900 classes of rental equipment, including construction equipment, industrial and heavy machinery, aerial work platforms, trench safety equipment and homeowner items. Our revenues are derived from the following sources: equipment rentals, sales of used rental equipment, sales of new equipment, contractor supplies sales and service and other. In 2007, rental equipment revenues represented 70 percent of our total revenues. We expect this percentage to increase to approximately 75 percent in 2008 as we reposition our contractor supplies business.

In the second half of 2007, we began to implement a change in strategy aimed at growing our earnings at higher margins, while also continuing to generate significant cash flow. The three key elements of this strategy are: refocusing our employees and sales representatives on our core rental business; optimizing the management of our rental fleet; and reducing our operating costs.

We believe this strategy, coupled with our broad geographic footprint, extensive rental fleet, advanced information technology systems, disciplined purchasing power, industry experience and ability to deliver extraordinary customer service, will enable us to strengthen our leadership position in the equipment rental industry and improve our returns to shareholders.

As discussed in note 5 to our condensed consolidated financial statements and elsewhere in this report, the Company is subject to certain ongoing class action and derivative suits, as well as the subject of an SEC inquiry. The U.S. Attorney’s office has also requested information from the Company about matters related to the SEC inquiry. We have not accrued any amounts related to the ultimate disposition of these matters to date and any liabilities resulting from an adverse judgment or settlement of these matters may be material to our results of operations and cash flows during the period incurred. Other costs associated with the SEC inquiry, the U.S. Attorney’s office inquiry and the class action and derivative suits, including reimbursement of attorneys’ fees incurred by indemnified officers and directors, are expensed as incurred.

Financial Overview

Income from continuing operations. Income from continuing operations and diluted earnings per share from continuing operations for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Income from continuing operations	$38	$32
Diluted earnings per share from continuing operations	$0.34	$0.30

2008 income from continuing operations of $38, or $0.34 per diluted share, increased 18.8 percent from $32 for 2007, reflecting the beneficial impact of the Company’s renewed focus on its core rental business and ongoing initiatives to reduce operating costs.

EBITDA GAAP Reconciliation. EBITDA represents the sum of income from continuing operations before provision for income taxes, interest expense, net, interest expense-subordinated convertible debentures, depreciation-rental equipment and non-rental depreciation and amortization. Management believes EBITDA provides useful information about operating performance and period-over-period growth. However, EBITDA is not a measure of financial performance or liquidity under GAAP and accordingly should not be considered an alternative to net income or cash flow from operating activities as an indicator of operating performance or liquidity. The table below provides a reconciliation between income from continuing operations before provision for income taxes and EBITDA.

	Three Months Ended March 31,
	2008	2007
Income from continuing operations before provision for income taxes	$59	$50
Interest expense, net	41	47
Interest expense – subordinated convertible debentures	2	2
Depreciation – rental equipment	107	102
Non-rental depreciation and amortization	15	12

EBITDA	$224	$213

For the three months ended March 31, 2008, EBITDA increased $11, or 5.2 percent, also reflecting the beneficial impact of the Company’s renewed focus on its core rental business and ongoing initiatives to reduce operating costs.

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

Revenues by segment were as follows:

	General rentals	Trench safety, pump and power	Total
Three months ended March 31, 2008
Equipment rentals	$535	$36	$571
Sales of rental equipment	63	3	66
New equipment sales	40	2	42
Contractor supplies sales	54	2	56
Service and other revenues	35	2	37

Total revenues	$727	$45	$772

Three months ended March 31, 2007
Equipment rentals	$529	$38	$567
Sales of rental equipment	79	3	82
New equipment sales	51	3	54
Contractor supplies sales	90	4	94
Service and other revenues	40	1	41

Total revenues	$789	$49	$838

Three months ended March 31, 2008 and 2007. 2008 equipment rentals of $571 increased $4, or 0.7 percent, reflecting a 0.7 percentage point increase in time utilization. Equipment rentals represented 74 percent and 68 percent of total revenues for the three months ended March 31, 2008 and 2007, respectively. This year-over-year increase is consistent with our strategy to focus on the core rental business and reposition contractor supplies. On a segment basis, equipment rentals represented 74 percent and 80 percent of total revenues for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals increased $6, or 1.1 percent, reflecting increased time utilization.

Sales of rental equipment. For the three months ended March 31, 2008 and 2007, sales of rental equipment represented approximately 9 percent of our total revenues and our general rentals segment accounted for substantially all of these sales. Sales of rental equipment for trench safety, pump and power were insignificant. For the three months ended March 31, 2008, sales of rental equipment declined 19.5 percent as compared to the same period in 2007, primarily reflecting a decline in the volume of equipment sold as we focus on selling older assets, in line with our life-cycle management strategy.

New equipment sales. For the three months ended March 31, 2008 and 2007, sales of new equipment represented approximately 5 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. New equipment sales for trench safety, pump and power were insignificant. For the three months ended March 31, 2008, sales of new equipment declined $12 as compared to the same period in 2007, primarily reflecting a decline in the volume of equipment sold.

Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. Consistent with sales of rental and new equipment, general rentals accounts for substantially all of our contractor supplies sales. For the three months ended March 31, 2008, contractor supplies sales declined 40.4 percent as compared to the same period in 2007. Consistent with our strategy of refocusing our contractor supplies business, the decline reflects a reduction in the volume of supplies sold, partially offset by improved pricing. The decline in volume is consistent with the reduction in our product offering (fewer SKUs are offered in our catalogue).

Service and other. Service and other primarily represents our revenues earned from providing repair and maintenance services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenue. For the three months ended March 31, 2008, service and other revenue declined 9.8 percent as compared to the same period in 2007, primarily reflecting reduced revenues from the licensing of software.

Segment Operating Profit

Segment operating profit and operating margin were as follows:

	General rentals	Trench safety, pump and power	Total
Three months ended March 31, 2008
Operating Profit	$93	$9	$102
Operating Margin	12.8%	20.0%	13.2%
Three months ended March 31, 2007
Operating Profit	$89	$10	$99
Operating Margin	11.3%	20.4%	11.8%

For the three months ended March 31, 2008, operating profit increased by $3, or 3.0 percent, and operating margins increased 1.4 percentage points to 13.2 percent, reflecting improved gross margin performance as well as improved selling, general and administrative expense leverage. On a segment basis, our general rentals operating margin improved 1.5 percentage points, reflecting improved gross margin performance as well as improved selling, general and administrative expense leverage. In our trench safety, pump and power segment, our operating margins declined from 20.4 percent to 20.0 percent, reflecting a decline in gross margin performance, partially offset by improved selling, general and administrative expense leverage. In both segments, our improved selling, general and administrative expense leverage reflects our ongoing initiatives to reduce operating costs.

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Total gross margin	32.1%	30.8%
Equipment rentals	33.1%	32.5%
Sales of rental equipment	25.8%	29.3%
New equipment sales	19.0%	18.5%
Contractor supplies sales	21.4%	17.0%
Service and other revenues	59.5%	58.5%

For the three months ended March 31, 2008, total gross profit margin increased 1.3 percentage points as compared to the same period in 2007, primarily reflecting improved gross margins from equipment rentals and contractor supplies sales, partially offset by reduced gross margins from sales of rental equipment. Equipment rentals gross margin increased 0.6 percentage points, primarily reflecting increased revenue and slightly reduced rental costs resulting from our cost saving initiatives. The increase in gross margins on contractor supplies sales of 4.4 percentage points primarily reflects favorable changes in product mix and pricing. The gross margin decline on sales of rental equipment primarily reflects changes in the mix of equipment sold.

Selling, general and administrative expenses (SG&A). SG&A expense information for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Total SG&A expenses	$131	$147
SG&A as a percentage of revenue	17.0%	17.5%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, third party professional fees, management salaries and clerical and administrative overhead. For the three months ended March 31, 2008, SG&A expense of $131 declined $16 as compared to 2007 and declined by 0.5 percentage points as a percentage of revenue. The decline in the absolute level of our SG&A expense and our improved SG&A ratio reflects the benefits we are realizing from our cost-saving initiatives, including reduced compensation costs, partially offset by normal inflationary increases.

Non-rental depreciation and amortization for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Non-rental depreciation and amortization	$15	$12
Non-rental depreciation and amortization as a percent of revenues	1.9%	1.4%

Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and (ii) amortization expense associated with leasehold improvements and other intangible assets. Our other intangible assets consist of customer relationships and non-compete agreements. The increase in 2008 primarily relates to a higher base of depreciable assets.

Interest expense, net for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Interest expense, net	$41	$47

Interest expense, net for the three months ended March 31, 2008 decreased $6 as compared to the same period last year, primarily reflecting lower interest expense as a result of less variable rate debt following the termination of our interest rate swap agreements in January 2008 (see “Interest Rate Risk” below) and higher interest income relating to greater average cash and cash equivalent balances in 2008.

Income taxes. The following table summarizes our continuing operations provision for income taxes and the related effective tax rate for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31, 2008	March 31, 2007
Income from continuing operations	$59	$50
Provision for income taxes	21	18
Effective tax rate	35.6%	36.0%

The difference between the 2008 effective tax rate of 35.6 percent and the U.S. federal statutory income tax rate of 35 percent primarily relates to state income taxes, partially offset by fuel tax credits, tax on foreign earnings and the release of state tax valuation allowances. The difference between the 2007 effective tax rate of 36.0 percent and the U.S. federal statutory income tax primarily relates to state taxes as well as certain non deductible charges, partially offset by the benefit we realized from the reversal of a valuation allowance related to certain foreign tax credits.

Liquidity and Capital Resources

Liquidity. We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate.

Our principal existing sources of cash are cash generated from operations, including from the sale of rental equipment, and borrowings available under our revolving credit facility and receivables securitization facility. As of March 31, 2008, we had (i) $515 of borrowing capacity available under the revolving credit facility portion of our $1.55 billion senior credit facility, (ii) $300 of borrowing capacity available under our receivables securitization facility and (iii) cash and cash equivalents of $515. Cash equivalents at March 31, 2008 consist of high quality, low risk Treasury securities and do not include any auction rate securities. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

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

Loan Covenants and Compliance. As of March 31, 2008, we were in compliance with the covenants and other provisions of our senior secured credit facility, the senior notes, the subordinated convertible debentures and our accounts receivables securitization facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

Sources and Uses of Cash – Continuing Operations. During the three months ended March 31, 2008, we (i) generated cash from operating activities of $226 and (ii) generated cash from the sale of rental equipment of $66. We used cash during this period principally to (i) purchase rental equipment of $136 and (ii) purchase other property and equipment of $15. During the three months ended March 31, 2007, we (i) generated cash from operating activities of $127 and (ii) generated cash from the sale of rental equipment of $82. We used cash during this period principally to (i) purchase rental equipment of $265, (ii) purchase other property and equipment of $31 and (iii) purchase other companies for $21. Additionally, we generated cash from the sale of our discontinued operation of $68.

Free Cash Flow GAAP Reconciliation. We define free cash flow as (i) net cash provided by operating activities less (ii) purchases of rental and non-rental equipment plus (iii) proceeds from sales of rental and non-rental equipment and excess tax benefits from share-based payment arrangements. Management believes free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow is not a measure of financial performance or liquidity under Generally Accepted Accounting Principles (“GAAP”). Accordingly, free cash flow should not be considered an alternative to net income or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow.

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities—continuing operations	$226	$127
Purchases of rental equipment	(136)	(265)
Purchases of non-rental equipment	(15)	(31)
Proceeds from sales of rental equipment	66	82
Proceeds from sales of non-rental equipment	2	2
Excess tax benefits from share-based payment arrangements	—	2

Free cash flow	$143	$(83)

Free cash flow generation for the three months ended March 31, 2008 was $143, an increase of $226 as compared to free cash flow usage of $83 in the three months ended March 31, 2007. The year-over-year increase in free cash flow reflects reduced capital expenditures and reduced working capital employed in 2008 compared with 2007.

Our credit ratings as of April 24, 2008 were as follows:

	Corporate Rating	Outlook
Moody’s	B1	Stable
S&P	BB-	Stable
Fitch	BB-	Stable

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

Interest Rate Risk. During 2007 and earlier periods, we utilized interest rate swap agreements and interest rate cap agreements to manage our interest costs and exposure to changes in interest rates. As of December 31, 2007, we had swap agreements with an aggregate notional amount of $1.2 billion. The effect of the swap agreements were, at December 31, 2007, to convert $1.2 billion of our fixed rate notes to floating rate instruments. In January 2008, we terminated all of our interest rate swap agreements and made a payment of $4.

As of March 31, 2008, we had an aggregate of $461 of indebtedness that bears interest at variable rates. As of March 31, 2008, the debt that was subject to fluctuations in interest rates included $135 of borrowings under our Canadian revolving facility and $326 of term loans. The interest rates applicable to our variable rate debt on March 31, 2008 were (i) 5.5 percent for the revolving credit facility (which represents the Canadian rate, since the amount outstanding was Canadian borrowings) and (ii) 5.1 percent for the term loan. As of March 31, 2008, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $3 for each one percentage point increase in the interest rates applicable to our variable rate debt.

The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our revolving credit facility and receivables securitization facility.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2007 relative to the company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. We had no outstanding foreign exchange contracts as of March 31, 2008. We do not engage in purchasing forward exchange contracts for speculative purposes.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2008. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under note 5 to our unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.

Item 1A.	Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2007 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Purchases of Equity Securities by the Issuer

The following table provides information about purchases of the Company’s common stock by the Company during the first quarter of 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share/Unit
January 1, 2008 to January 31, 2008	3,482	$16.76
February 1, 2008 to February 29, 2008	1,548	$18.70
March 1, 2008 to March 31, 2008	14,694	$18.72

Total	19,724

(1)	The shares were surrendered to the Company by employees in order to satisfy tax withholding obligations upon the vesting of restricted stock and restricted stock units. These shares were not acquired pursuant to any repurchase plan or program.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc. (incorporated by reference to Exhibit 3.1 of United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3(b)	Certificate of Amendment, dated September 29, 1998, to the United Rentals, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151, filed on January 6, 1999)

3(c)	Certificate of Amendment, dated June 7, 2007, to the United Rentals, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Current Report on Form 8-K filed on June 8, 2007)

3(d)	By-laws of United Rentals, Inc. (amended as of April 4, 2007) (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Current Report on Form 8-K filed on April 4, 2007)

3(e)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3(f) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

3(f)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3(g) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

3(g)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3(h)	Rights Agreement, dated September 28, 2001, between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3(i)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3(j)	By-laws of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3(k)	Agreement and Plan of Merger, dated as of July 22, 2007, among United Rentals, Inc., RAM Holdings, Inc. and RAM Acquisition Corp (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Current Report on Form 8-K filed on July 24, 2007)

3(l)	First Amendment to the Rights Agreement, dated as of July 22, 2007, between United Rentals, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Current Report on Form 8-K filed on July 24, 2007)

10(a)	Amendment, dated as of March 10, 2008, to the Employment Agreement, dated as of June 5, 2006, as amended, between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 to the United Rentals, Inc. Current Report on Form 8-K filed on March 14, 2008)

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)*	Section 1350 Certification by Chief Executive Officer

32(b)*	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	April 29, 2008	By:	/s/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller
and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	April 29, 2008	By:	/s/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller
and Principal Accounting Officer