Form 10-Q
period 2008-06-30
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2008-07-30
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 25, 2008, there were 59,298,808 shares of United Rentals, Inc. Common Stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are forward-looking in nature. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy or outlook. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected by any forward-looking statements. Certain of such risks and uncertainties are referred to below under Item 1A—Risk Factors, by reference to such risks and uncertainties as described in our Annual Report on Form 10-K for the year ended December 31, 2007. Our forward-looking statements contained herein speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share data)

	June 30, 2008	June 30, 2007	December 31, 2007
ASSETS
Cash and cash equivalents	$80	$104	$381
Accounts receivable, net of allowance for doubtful accounts of $22, $25 and $26 at June 30, 2008, June 30, 2007 and December 31, 2007, respectively	478	553	519
Inventory	94	162	91
Prepaid expenses and other assets	72	61	57
Deferred taxes	44	48	72

Total current assets	768	928	1,120
Rental equipment, net	2,936	2,882	2,826
Property and equipment, net	434	399	440
Goodwill and other intangible assets, net	1,395	1,397	1,404
Other long-term assets	76	62	52

Total assets	$5,609	$5,668	$5,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$12	$121	$15
Accounts payable	311	348	195
Accrued expenses and other liabilities	262	263	310

Total current liabilities	585	732	520
Long-term debt	2,837	2,509	2,555
Subordinated convertible debentures	146	146	146
Deferred taxes	562	449	539
Other long-term liabilities	65	130	64

Total liabilities	4,195	3,966	3,824

Preferred stock	—	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 86,454,525, 82,983,626 and 86,329,773 shares issued and outstanding at June 30, 2008, June 30, 2007 and December 31, 2007, respectively	1	1	1
Additional paid-in capital	1,062	1,457	1,494
Retained earnings	267	166	431
Accumulated other comprehensive income	84	78	92

Total stockholders’ equity	1,414	1,702	2,018

	$5,609	$5,668	$5,842

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Equipment rentals	$621	$659	$1,192	$1,226
Sales of rental equipment	68	83	134	165
New equipment sales	46	67	88	121
Contractor supplies sales	59	111	115	205
Service and other revenues	37	42	74	83

Total revenues	831	962	1,603	1,800

Cost of revenues:
Cost of equipment rentals, excluding depreciation	291	299	566	578
Depreciation of rental equipment	110	108	217	210
Cost of rental equipment sales	48	60	97	118
Cost of new equipment sales	39	56	73	100
Cost of contractor supplies sales	45	89	89	167
Cost of service and other revenues	15	18	30	35

Total cost of revenues	$548	630	1,072	1,208

Gross profit	283	332	531	592
Selling, general and administrative expenses	126	147	257	296
Provision relating to SEC inquiry	14	—	14	—
Non-rental depreciation and amortization	15	13	30	25

Operating income	128	172	230	271
Interest expense, net	48	55	89	102
Interest expense—subordinated convertible debentures	3	3	5	5
Other (income) expense, net	1	(2)	1	(2)

Income from continuing operations before provision for income taxes	76	116	135	166
Provision for income taxes	39	49	60	67

Income from continuing operations	37	67	75	99
Loss from discontinued operation, net of taxes	—	—	—	(2)

Net income	$37	$67	$75	$97

Preferred stock redemption charge	$(239)	—	$(239)	—
Net (loss) income available to common stockholders	$(202)	$69	$(164)	$101
Basic earnings (loss) available to common stockholders:
(Loss) income from continuing operations (inclusive of preferred stock redemption charge)	$(2.33)	$0.68	$(1.89)	$1.01
Loss from discontinued operation	—	—	—	(0.02)

Net (loss) income	$(2.33)	$0.68	$(1.89)	$0.99

Diluted earnings (loss) available to common stockholders:
(Loss) income from continuing operations (inclusive of preferred stock redemption charge)	$(2.33)	$0.60	$(1.89)	$0.90
Loss from discontinued operation	—	—	—	(0.02)

Net (loss) income	$(2.33)	$0.60	$(1.89)	$0.88

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)

			Common Stock
	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income
Balance, December 31, 2007	$—	$—	86	$1	$1,494	$431		$92
Comprehensive income:
Net income						75	75
Other comprehensive income:
Foreign currency translation adjustments							(8)	(8)

Comprehensive income							67

Preferred stock redemption	$—	$—			$(431)	$(239)
Exercise of common stock options					1
Stock compensation expense					5
Forfeiture of stock compensation					(3)
Other					(4)

Balance, June 30, 2008	$—	$—	86	$1	$1,062	$267		$84

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Income from continuing operations	$75	$99
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	247	235
Amortization of deferred financing costs	7	5
Gain on sales of rental equipment	(37)	(47)
Gain on sales of non-rental equipment	(1)	(2)
Non-cash adjustments to equipment	4	—
Stock compensation expense	2	10
Increase in deferred taxes	52	20
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	39	(50)
Increase in inventory	(3)	(23)
Increase decrease in prepaid expenses and other assets	(12)	(8)
Increase in accounts payable	117	130
Decrease in accrued expenses and other liabilities	(43)	(46)

Net cash provided by operating activities—continuing operations	447	323
Net cash provided by (used in) operating activities—discontinued operation	—	6

Net cash provided by operating activities	447	329
Cash Flows From Investing Activities:
Purchases of rental equipment	(437)	(604)
Purchases of non-rental equipment	(32)	(53)
Proceeds from sales of rental equipment	134	165
Proceeds from sales of non-rental equipment	5	7
Purchases of other companies	—	(21)

Net cash used in investing activities—continuing operations	(330)	(506)
Net cash provided by (used in) investing activities—discontinued operation	—	69

Net cash used in investing activities	(330)	(437)
Cash Flows From Financing Activities:
Proceeds from debt	353	227
Payments on debt	(486)	(165)
Cash paid in connection with preferred stock redemption	(254)	—
Payments of financing costs	(30)	—
Proceeds from the exercise of common stock options	1	17
Shares repurchased and retired	(1)	(1)
Excess tax benefits from share-based payment arrangements	—	10

Net cash provided by financing activities	(417)	88
Effect of foreign exchange rates	(1)	5

Net decrease in cash and cash equivalents	(301)	(15)
Cash and cash equivalents at beginning of period	381	119

Cash and cash equivalents at end of period	$80	$104

See accompanying notes

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data unless otherwise indicated)

1. Organization, Description of Business and Basis of Presentation

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

In June 2008, we commenced a modified “Dutch auction” tender offer in which we offered to purchase up to 27.16 million shares of our common stock at a price not less than $22.00 nor greater than $25.00 per share. The tender offer expired in July 2008 and, in accordance with the terms of the offer, we accepted for payment an aggregate of 27.16 million shares of our common stock at a price of $22.00 per share, for a total cost of $598 (excluding fees and expenses). The number of shares of common stock purchased in the tender offer represented approximately 31 percent of the total common stock outstanding on the last full trading day prior to the commencement of the offer.

Also in June 2008, and in connection with our announcement of the tender offer, we repurchased all of our outstanding Series C and Series D preferred stock, a substantial majority of which was held by Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. Prior to this preferred stock repurchase, a majority of the preferred holders had the right to consent to certain transactions by us, including the aforementioned tender offer. Under the definitive repurchase agreement, the total purchase price for the preferred stock was approximately $679, a portion of which was settled through the issuance by Holdings of new 14% Senior Notes due 2014. In addition, and as a result of the repurchase of the preferred stock, Leon Black and Michael Gross, the two company directors elected by the former preferred holders in accordance with the terms of the Series C preferred stock, resigned from our board. Also in June 2008, we, URNA, and certain of our subsidiaries entered into a credit agreement which provides for a new $1.25 billion senior secured asset-based revolving credit facility, in connection with which URNA repaid the amounts outstanding under its former revolving credit facility and term loan. See notes 5 and 6 to our condensed consolidated financial statements for additional information concerning the new asset-based revolving credit facility and the repurchase of the preferred stock, respectively.

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

Operating segment revenues and profitability for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total reportable segment revenues
General rentals	$781	$904	$1,508	$1,693
Trench safety, pump and power	50	58	95	107

Total revenues	$831	$962	$1,603	$1,800

Total reportable segment depreciation and amortization expense
General rentals	$119	$115	$235	$223
Trench safety, pump and power	6	6	12	12

Total depreciation and amortization expense	$125	$121	$247	$235

Reportable segment operating income
General rentals	$115	$157	$208	$246
Trench safety, pump and power	13	15	22	25

Total operating income	$128	$172	$230	$271

Total reportable segment capital expenditures
General rentals			$462	$637
Trench safety, pump and power			7	20

Total capital expenditures			$469	$657

	June 30, 2008	June 30, 2007	December 31, 2007
Total reportable segment assets
General rentals	$5,463	$5,505	$5,688
Trench safety, pump and power	146	163	154

Total assets	$5,609	$5,668	$5,842

3. Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. We did not record any unrecognized income tax benefits as a result of the implementation of FIN 48. As of December 31, 2007, we had $7 of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. For the three and six months ended June 30, 2008, there was no change to our unrecognized tax benefits. We include interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in selling, general and administrative expense. For the three and six months ended June 30, 2008, interest expense of less than $1 related to income tax was reflected in our condensed consolidated statement of income.

We file income tax returns in the U.S. and in several foreign jurisdictions. With few exceptions, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2004. The Internal Revenue Service has completed audits for periods prior to 2006; Canadian authorities have concluded income tax audits for periods prior to 2006, and the Company has agreed to the findings, however, 2003 through 2005 remain open to transfer pricing audit adjustments. Included in the balance of unrecognized tax benefits at June 30, 2008 are certain tax positions for which it is reasonably possible that the total amounts of the unrecognized tax benefits for those tax positions could significantly change during the next twelve months. However, based on the status of the ongoing audit examinations and alternative options available to the Company for certain of these tax positions, which could include legal proceedings, it is not possible to estimate the amount of the change, if any, to the previously recorded uncertain tax positions.

4. Goodwill and Other Intangible Assets

The carrying amount of the Company’s goodwill was $1,354, $1,350 and $1,358 at June 30, 2008, June 30, 2007 and December 31, 2007, respectively. We are required to review our goodwill for impairment annually as of a scheduled review date. However, if events or circumstances suggest that goodwill could be impaired, we may be required to conduct an earlier review. The scheduled review date is October 1 of each year.

Other intangible assets consist of customer relationships and non-compete agreements and are amortized over periods ranging from one to 12 years. Amortization expense for other intangible assets was $2 and $1 for the three months ended June 30, 2008 and 2007, respectively, and $4 and $3 for the six months ended June 30, 2008 and 2007, respectively. The cost of other intangible assets and the related accumulated amortization as of June 30, 2008 was as follows:

June 30, 2008
Gross carrying amount	$82
Accumulated amortization	(41)

Net amount	$41

5. Debt

Long-term debt consists of the following:

	June 30, 2008	June 30, 2007	December 31, 2007
URNA and subsidiaries debt:
Revolving Credit Facility	$—	$150	$140
Term Loan	—	329	327
$1.25 billion ABL Facility	135	—	—
7 3/4 percent Senior Subordinated Notes	525	525	525
7 percent Senior Subordinated Notes	375	375	375
6 1/2 percent Senior Notes	1,000	1,000	1,000
1 7/8 percent Convertible Senior Subordinated Notes	144	144	144
Accounts Receivable Securitization Facility	206	100	—
Other debt, including capital leases	52	7	59

Total URNA and subsidiaries debt	2,437	2,630	2,570
Less current portion	(12)	(121)	(15)

Long-term URNA and subsidiaries debt	2,425	2,509	2,555

URI debt:
14 percent Senior Notes due 2014 – long term	412	—	—

Total long-term debt¹	$2,837	$2,509	$2,555

¹

In August 1998, a subsidiary trust (the “Trust”) of Holdings issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent Convertible

Subordinated Debentures due 2028 (the “Debentures”) which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into the Company’s common stock. Total long-term debt at June 30, 2008, June 30, 2007 and December 31, 2007 excludes $146 of these Debentures which are separately classified in our condensed consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflect the obligation to our subsidiary that has issued the QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust.

In June 2008, we, URNA, and certain of our subsidiaries entered into a credit agreement which provides for a five-year $1.25 billion senior secured asset-based revolving credit facility (the “ABL Facility”), a portion of which is available for borrowing in Canadian dollars. The ABL Facility is subject, among other things, to the terms of a borrowing base derived from the value of eligible rental equipment and eligible inventory. The borrowing base is subject to certain reserves and caps customary for financings of this type. All amounts borrowed under the credit agreement must be repaid on or before June 2013. In connection with entering into the credit agreement, URNA repaid the $136 and $326 outstanding, respectively, under its former revolving credit facility and term loan, which were terminated. Loans under the credit agreement bear interest, at URNA’s option: (i) in the case of loans in U.S. Dollars, at a rate equal to the London interbank offered rate or an alternate base rate, in each case plus a spread, or (ii) in the case of loans in Canadian dollars, at a rate equal to the Canadian prime rate or an alternate rate (Bankers Acceptance Rate), in each case plus a spread. The interest rates under the credit agreement are subject to change based on a total consolidated leverage ratio (a measurement of URNA’s total debt to adjusted EBITDA). A commitment fee accrues on any unused portion of the commitments under the credit agreement at a rate per annum based on usage. Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. The credit agreement also contains covenants that, unless certain financial and other conditions are satisfied, require URNA to satisfy various financial tests and to maintain certain financial ratios. In addition, the credit agreement contains customary negative covenants applicable to us, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase or pay dividends or make certain other restricted payments on capital stock and certain other securities, or prepay certain indebtedness, and (iv) make acquisitions and investments. The U.S. Dollar borrowings under the credit agreement are secured by substantially all of our assets and substantially all of the assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The U.S. Dollar borrowings under the credit agreement are guaranteed by us and by URNA and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries. The credit agreement also includes other covenants, representations, warranties, indemnities and events of default, that are customary for facilities of this type, including events of default relating to a change of control.

As previously discussed, in June 2008 we repurchased all of our outstanding Series C and Series D preferred stock for approximately $679. Pursuant to the purchase agreement with the preferred holders, Holdings issued to the former preferred holders $425 aggregate principal amount of 14% Senior Notes due 2014 (“14% HoldCo Notes”) in partial payment of the repurchase price of the preferred stock. The difference between the June 30, 2008 carrying value of the 14% HoldCo Notes and the $425 principal amount of the notes relates to a $13 original issue discount initially recognized in conjunction with the issuance of these notes.

The 14% HoldCo Notes were issued under a new indenture between the Company and The Bank of New York, as trustee, and are callable at par by the Company at any time. The indenture contains covenants that are substantially similar to (and no more restrictive than) the covenants contained in the indentures governing URNA’s high yield debt securities, including, among other things, limitations on our and our subsidiaries’ ability to incur indebtedness, make certain restricted payments, issue preferred stock, enter into transactions with affiliates, create or incur liens, dispose of the proceeds of asset sales and restrict the ability to pay dividends and enter into sale/leaseback transactions. These covenants include exceptions that would allow us to engage in these activities under certain conditions. The indenture also requires that, in the event of a change in control (as defined in the indenture), we must make an offer to purchase all of the then outstanding 14% HoldCo Notes tendered at a purchase price in cash equal to 100 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon.

6. Preferred Stock

As previously discussed, in June 2008 we repurchased all of outstanding Series C Preferred and Series D preferred stock for approximately $679. In conjunction with the repurchase of the preferred stock, and in accordance with EITF Topic D-42, we recorded a preferred stock redemption charge of $239 in the second quarter as a reduction of net income available to common stockholders. This charge, which is also reflected as a reduction of retained earnings in our accompanying condensed consolidated statements of stockholders’ equity, primarily represents the difference between the fair value of the cash and note consideration issued to the preferred holders and the $431 carrying value of the preferred stock.

As a result of the preferred stock repurchase, our stockholders’ equity balance was reduced by $670 in the second quarter of 2008. The tender offer, which was completed in July 2008, will result in an additional stockholders’ equity reduction of approximately $600 in the third quarter of 2008.

7. Legal and Regulatory Matters

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

As previously announced, the Company recognized a $14 charge in the current quarter, in connection with the SEC inquiry. However, the inquiry is ongoing and the ultimate outcome is still uncertain.

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

On March 10, 2008, we announced that we had entered into a memorandum of understanding with lead plaintiff’s counsel to settle this action. The memorandum of understanding provides that the claims of the purported plaintiff class will be settled for a cash payment of $27.5. The contemplated settlement is subject to the prior satisfaction of a number of conditions, including definitive settlement documentation and court approval. In addition, the settlement is contingent upon the Company and its insurance carriers finalizing agreements on the portion of the settlement to be funded by the carriers, as well as the amounts that the carriers will reimburse the Company for defense costs concerning the shareholder actions and related inquiries and matters that have previously been expensed by the Company. We cannot predict whether these conditions will be satisfied. The Company currently expects, taking into account anticipated settlement funding and defense cost reimbursements from its insurance carriers, that the contemplated settlement will not have a material effect on its results of operations or cash flows for any period.

In January 2005, an alleged shareholder filed an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purportedly suing derivatively on the Company’s behalf. The action, entitled Gregory Riegel v. John N. Milne, et al. , named as defendants certain of our current and/or former directors and/or officers, and named the Company as a nominal defendant. The complaint asserted, among other things, that the defendants breached their fiduciary duties to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to shareholders and the market and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The complaint seeks unspecified compensatory damages, costs and expenses against the defendants. The parties to the Riegel action have agreed that the proceedings in this action will be stayed pending the resolution of the motions to dismiss in the purported shareholder class actions.

In November 2004 we received a letter from counsel for an alleged shareholder, raising allegations similar to the ones set forth in the derivative complaint described above and demanding that the Company take action in response to those allegations against certain of our current and/or former directors and/or officers. Following receipt of the letter, our board of directors formed a special committee to consider the letter. In August 2005, this alleged shareholder commenced an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purporting to sue derivatively on the Company’s behalf. The action, entitled Nathan Brundridge v. Leon D. Black, et al. , initially named as defendants certain of our current and/or former directors and/or officers, and named the Company as a nominal defendant. The initial complaint in this action asserted, among other things, that all of the defendants breached fiduciary obligations to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to shareholders and the market, and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The initial complaint in this action also asserted a claim for unjust enrichment against our former chairman and our vice chairman and then chief executive officer. The initial complaint sought unspecified compensatory damages, equitable relief, costs and expenses against all of the defendants. The initial complaint also sought an order, in connection with plaintiff’s unjust enrichment claim, directing the defendants against whom that claim was asserted to disgorge certain compensation they received from us with respect to fiscal years 2001, 2002 and 2003.

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

In August 2005, another alleged shareholder filed an action in the United States District Court for the District of Connecticut, purporting to sue derivatively on the Company’s behalf. The action, entitled Natalie Gordon v. Wayland R. Hicks, et al. , named as defendants certain of our current and/or former directors and/or officers, and named the Company as a nominal defendant. The initial complaint in this action asserted claims against each of the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Each of these claims is premised on, among other things, the theory that the individual defendants caused or permitted the Company to disseminate misleading and inaccurate information to shareholders and to the market, and failed to establish and maintain adequate accounting controls, thus exposing the Company to damages. The initial complaint also asserted (a) a claim that a former director breached fiduciary obligations by selling shares of our common stock while in possession of material, non-public information, and (b) a claim against our former chairman, our vice chairman and then chief executive officer, and our former president and chief financial officer for recovery of certain incentive-based compensation under section 304 of the Sarbanes-Oxley Act (“SOX 304”). The initial complaint sought unspecified compensatory damages, equitable relief, restitution, costs and expenses against all of the defendants. The initial complaint also sought an order declaring that the defendants against whom the SOX 304 claim was directed are liable under the Sarbanes-Oxley Act and directing them to reimburse us for all bonuses or other incentive-based or equity-based compensation they received for the fiscal years 1999 through 2004.

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

On April 25, 2008, after the completion of briefing with respect to the motions to dismiss, plaintiff in the Gordon action filed a notice to voluntarily dismiss the action, without prejudice, on the consent of defendants, because she sold her Company securities and, therefore, would not likely have standing to pursue derivative claims on the Company’s behalf. By order dated May 6, 2008, the Court approved the notice of dismissal in the Gordon action, and dismissed that action without prejudice.

On May 29, 2008, we received a letter from counsel for an alleged shareholder, asserting, among other things, that our board of directors and certain of our former officers engaged in gross mismanagement from 1998 to the date of the letter, and that our board has refused to take action against those former officers allegedly responsible for our agreement to pay all or some portion of the $27.5 referred to in the memorandum of understanding between the Company and lead plaintiff’s counsel in In re United Rentals, Inc. Securities Litigation. The letter demands that we commence legal proceedings against any current or former director or officer who allegedly breached fiduciary duties to the Company and who violated the Sarbanes-Oxley Act and Section 14(a) of the Exchange Act, and against a former officer of one of our equipment suppliers who allegedly facilitated certain transactions identified by the Special Committee as involving irregularities. The letter also demands that we commence an independent investigation into the Board’s agreement to enter into the memorandum of understanding.

Following our July 23, 2007 announcement of the merger agreement with affiliates of Cerberus, two lawsuits against the proposed acquisition were filed. First, a putative class action complaint, entitled Donald Lefari v. United Rentals, Inc. et al. , was filed in Connecticut State Superior Court, Judicial District of Stamford-Norwalk, on July 23, 2007 (the “ Lefari action”). This lawsuit purports to be brought on behalf of all common stockholders of the Company, names the Company and all of our directors and Cerberus as defendants, and sought to enjoin the proposed acquisition of the Company by affiliates of Cerberus. On September 19, 2007, the parties to the Lefari action entered into a memorandum of understanding to settle the action and a settlement agreement was expected to be negotiated by the parties. On September 28, 2007, the second lawsuit, Nathan Brundridge vs. Wayland R. Hicks et al. , was also filed in Connecticut State Superior Court, Judicial District of Stamford-Norwalk (the “ Brundridge II action”). This lawsuit named our current directors as defendants. On December 23, 2007, the Company terminated the merger agreement with affiliates of Cerberus. As a result, a condition precedent of the proposed settlement of the Lefari action, the consummation of the proposed acquisition, was not fulfilled. The Brundridge II action was voluntarily withdrawn as to all defendants on January 30, 2008. On February 7, 2008, the parties to the Lefari action filed a joint motion to withdraw with prejudice the Lefari action, which is subject to the approval of the Court.

Subsequent to our November 14, 2007 announcement that affiliates of Cerberus had notified us that they were not prepared to proceed with the purchase of the Company on the terms set forth in the merger agreement, three putative class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut. The plaintiff in each of the lawsuits sought to sue on behalf of a purported class of persons who purchased or otherwise acquired our securities between August 29, 2007 and November 14, 2007. The lawsuits named as defendants the Company, our directors and certain of our officers and alleged, among other things, that the named plaintiff and members of the purported class suffered damages when they purchased or otherwise acquired securities issued by the Company, as a result of false and misleading statements and/or material omissions relating to the contemplated merger with affiliates of Cerberus, contained in (a) proxy materials that the Company disseminated and/or filed with the SEC in anticipation of the October 19, 2007 special meeting of stockholders; and/or (b) certain of the Company’s filings with the SEC and other public statements. On the basis of those allegations, plaintiff in each action asserted claims under Sections 10(b) and 14(a) of the Exchange Act and Rules 10b-5 and 14a-9 thereunder; and against the individual defendants under Section 20(a) of the Exchange Act. The complaints in these actions sought unspecified compensatory damages, costs, expenses and fees. On February 7, 2008, the Court entered an order consolidating the three actions and appointing the Institutional Investor Group, consisting of First New York Securities, L.L.C. and Omni Partners LLP, as lead plaintiffs for the purported class. The actions are now consolidated under the caption Vincent DeCicco v. United Rentals, Inc., et al.

On March 24, 2008, pursuant to a schedule approved by the Court, lead plaintiffs filed a consolidated amended complaint, which, among other things, (a) amended the purported class period to include purchasers of our publicly traded securities from July 23, 2007 to November 14, 2007, (b) dropped as defendants one of our officers and all but one of our directors, (c) named as additional defendants Cerberus, certain of its affiliates, its chief executive officer and one of its managing directors, and (d) withdrew the previously asserted claim under Section 14(a) of the Exchange Act and Rule 14a-9 thereunder. On May 16, 2008, all defendants filed motions to dismiss the consolidated amended complaint in this action. Briefing with respect to those motions is complete. We intend to defend against this action vigorously.

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

8. Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and, if dilutive, the Series C and Series D preferred shares as if converted to common shares since such shares are participating securities. (As discussed in note 6 to our condensed consolidated financial statements, in June 2008 we repurchased all of our outstanding Series C and Series D preferred stock and recorded a preferred stock redemption charge of $239.) Diluted earnings per share includes the impact of other diluted securities. The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$37	$67	$75	$99
Convertible debt interest	—	1	—	1
Subordinated convertible debt interest	—	1	—	3
Preferred stock redemption charge	(239)	—	(239)	—

(Loss) income from continuing operations available to common stockholders	(202)	69	(164)	103
Loss from discontinued operation, net of taxes	—	—	—	(2)

Net (loss) income available to common stockholders	$(202)	$69	$(164)	$101
Denominator:
Weighted-average common shares	86,419	82,185	86,375	81,722
Series C preferred	—	12,000	—	12,000
Series D preferred	—	5,000	—	5,000

Denominator for basic earnings per share—weighted-average	86,419	99,185	86,375	98,722
Effect of dilutive securities:
Employee stock options and warrants	—	5,442	—	5,253
Convertible shares	—	6,461	—	6,461
Subordinated convertible debentures	—	3,342	—	3,342
Restricted stock units and other	—	538	—	496

Denominator for dilutive earnings per share—adjusted weighted-average shares	86,419	114,968	86,375	114,274

Basic earnings (loss) available to common stockholders:
(Loss) income from continuing operations (inclusive of preferred stock redemption charge)	$(2.33)	$0.68	$(1.89)	$1.01
Loss from discontinued operation	—	—	—	(0.02)

Net (loss) income	$(2.33)	$0.68	$(1.89)	$0.99

Diluted earnings (loss) available to common stockholders:
(Loss) income from continuing operations (inclusive of preferred stock redemption charge)	$(2.33)	$0.60	$(1.89)	$0.90
Loss from discontinued operation	—	—	—	(0.02)

Net loss (income)	$(2.33)	$0.60	$(1.89)	$0.88

9. Condensed Consolidating Financial Information of Guarantor Subsidiaries

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

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2008

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$19	$2	$59	$—	$80
Accounts receivable, net	—	(6)	12	472	—	478
Intercompany receivable (payable)	—	21	108	(129)	—	—
Inventory	—	36	38	20	—	94
Prepaid expenses and other assets	—	10	60	2	—	72
Deferred taxes	—	44	—	—	—	44

Total current assets	—	124	220	424	—	768

Rental equipment, net	—	1,546	1,064	326	—	2,936
Property and equipment, net	46	205	152	31	—	434
Investments in subsidiaries	1,920	2,776	—	—	(4,696)	—
Goodwill and other intangible assets, net	—	182	1,064	149	—	1,395
Other non-current assets	6	63	6	1	—	76

Total assets	$1,972	$4,896	$2,506	$931	$(4,696)	$5,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$—	$12	$—	$—	$—	$12
Accounts payable	—	135	133	43	—	311
Accrued expenses and other liabilities	—	278	40	12	(68)	262

Total current liabilities	—	425	173	55	(68)	585

Long-term debt	412	2,083	—	342	—	2,837
Subordinated convertible debentures	146	—	—	—	—	146
Deferred taxes	—	536	(9)	35	—	562
Other liabilities	—	—	65	—	—	65

Total liabilities	558	3,044	229	432	(68)	4,195

Total stockholders’ equity	1,414	1,852	2,277	499	(4,628)	1,414

Total liabilities and equity	$1,972	$4,896	$2,506	$931	$(4,696)	$5,609

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2007

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$—	$25	$79	$—	$104
Accounts receivable, net	—	20	(22)	555	—	553
Intercompany receivable (payable)	—	449	73	(522)	—	—
Inventory	—	78	64	20	—	162
Prepaid expenses and other assets	—	13	44	4	—	61
Deferred taxes	—	48	—	—	—	48

Total current assets	—	608	184	136	—	928

Rental equipment, net	—	1,560	1,018	304	—	2,882
Property and equipment, net	44	120	200	35	—	399
Investments in subsidiaries	1,797	2,454	—	—	(4,251)	—
Goodwill and other intangible assets, net	—	186	1,065	146	—	1,397
Other non-current assets	7	45	10	—	—	62

Total assets	$1,848	$4,973	$2,477	$621	$(4,251)	$5,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$—	$121	$—	$—	$—	$121
Accounts payable	—	153	153	42	—	348
Accrued expenses and other liabilities	—	229	106	11	(83)	263

Total current liabilities	—	503	259	53	(83)	732

Long-term debt	—	2,259	—	250	—	2,509
Subordinated convertible debentures	146	—	—	—	—	146
Deferred taxes	—	423	(9)	35	—	449
Other liabilities	—	74	56	—	—	130

Total liabilities	146	3,259	306	338	(83)	3,966

Total stockholders’ equity	1,702	1,714	2,171	283	(4,168)	1,702

Total liabilities and equity	$1,848	$4,973	$2,477	$621	$(4,251)	$5,668

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$325	$—	$56	$—	$381
Accounts receivable, net	—	(9)	6	522	—	519
Intercompany receivable (payable)	—	83	103	(186)	—	—
Inventory	—	36	43	12	—	91
Prepaid expenses and other assets	—	15	38	4	—	57
Deferred taxes	—	72	—	—	—	72

Total current assets	—	522	190	408	—	1,120
Rental equipment, net	—	1,465	1,045	316	—	2,826
Property and equipment, net	46	209	154	31	—	440
Investments in subsidiaries	2,112	2,915	—	—	(5,027)	—
Goodwill and other intangible assets, net	—	184	1,066	154	—	1,404
Other long-term assets	6	41	5	—	—	52

Total assets	$2,164	$5,336	$2,460	$909	$(5,027)	$5,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$—	$15	$—	$—	$—	$15
Accounts payable	—	59	110	26	—	195
Accrued expenses and other liabilities	—	307	58	31	(86)	310

Total current liabilities	—	381	168	57	(86)	520
Long-term debt	—	2,415	—	140	—	2,555
Subordinated convertible debentures	146	—	—	—	—	146
Deferred taxes	—	514	(9)	34	—	539
Other long-term liabilities	—	—	64	—	—	64

Total liabilities	146	3,310	223	231	(86)	3,824

Total stockholders’ equity	2,018	2,026	2,237	678	(4,941)	2,018

Total liabilities and equity	$2,164	$5,336	$2,460	$909	$(5,027)	$5,842

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2008

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$300	$245	$76	$—	$621
Sales of rental equipment	—	37	23	8	—	68
New equipment sales	—	20	15	11	—	46
Contractor supplies sales	—	22	27	10	—	59
Service and other revenues	—	20	12	5	—	37

Total revenues	—	399	322	110	—	831
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	130	123	38	—	291
Depreciation of rental equipment	—	56	41	13	—	110
Cost of rental equipment sales	—	28	15	5	—	48
Cost of new equipment sales	—	19	12	8	—	39
Cost of contractor supplies sales	—	16	21	8	—	45
Cost of service and other revenues	—	8	5	2	—	15

Total cost of revenues	—	257	217	74	—	548
Gross profit	—	142	105	36	—	283
Selling, general and administrative expenses	1	57	40	28	—	126
Provision relating to SEC inquiry	14	—	—	—	—	14
Non-rental depreciation and amortization	4	4	6	1	—	15

Operating income	(19)	81	59	7	—	128
Interest expense, net	4	43	—	1	—	48
Interest expense- subordinated convertible debentures	3	—	—	—	—	3
Other expense (income), net	(17)	17	11	(10)	—	1

Income from continuing operations before provision for income taxes	(9)	21	48	16	—	76
Provision for income taxes	2	9	20	8	—	39

(Loss) income before equity in net earnings of subsidiaries	(11)	12	28	8	—	37
Equity in net earnings of subsidiaries	48	36	—	—	(84)	—

Net income (loss)	$37	$48	$28	$8	$(84)	$37

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2007

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$329	$259	$71	$—	$659
Sales of rental equipment	—	43	30	10	—	83
New equipment sales	—	32	25	10	—	67
Contractor supplies sales	—	46	51	14	—	111
Service and other revenues	—	22	15	5	—	42

Total revenues	—	472	380	110	—	962
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	143	120	36	—	299
Depreciation of rental equipment	—	55	41	12	—	108
Cost of rental equipment sales	—	32	21	7	—	60
Cost of new equipment sales	—	26	21	9	—	56
Cost of contractor supplies sales	—	38	39	12	—	89
Cost of service and other revenues	—	10	6	2	—	18

Total cost of revenues	—	304	248	78	—	630
Gross profit	—	168	132	32	—	332
Selling, general and administrative expenses	—	53	75	19	—	147
Non-rental depreciation and amortization	2	6	4	1	—	13

Operating income	(2)	109	53	12	—	172
Interest expense, net	—	53	—	2	—	55
Interest expense- subordinated convertible debentures	3	—	—	—	—	3
Other expense (income), net	—	11	4	(17)	—	(2)

Income from continuing operations before provision for income taxes	(5)	45	49	27	—	116
Provision for income taxes	(2)	20	20	11	—	49

(Loss) income before equity in net earnings of subsidiaries	(3)	25	29	16	—	67
Equity in net earnings of subsidiaries	70	45	—	—	(115)	—

Net income (loss)	$67	$70	$29	$16	$(115)	$67

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2008

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$576	$468	$148	$—	$1,192
Sales of rental equipment	—	72	48	14	—	134
New equipment sales	—	40	28	20	—	88
Contractor supplies sales	—	42	53	20	—	115
Service and other revenues	—	39	25	10	—	74

Total revenues	—	769	622	212	—	1,603
Cost of revenues:	—
Cost of equipment rentals, excluding depreciation	—	255	238	73	—	566
Depreciation of rental equipment	—	110	81	26	—	217
Cost of rental equipment sales	—	55	33	9	—	97
Cost of new equipment sales	—	34	23	16	—	73
Cost of contractor supplies sales	—	32	41	16	—	89
Cost of service and other revenues	—	16	10	4	—	30

Total cost of revenues	—	502	426	144	—	1,072
Gross profit	—	267	196	68	—	531
Selling, general and administrative expenses	1	112	94	50	—	257
Provision relating to SEC inquiry	14	—	—	—	—	14
Non-rental depreciation and amortization	7	10	11	2	—	30

Operating income	(22)	145	91	16	—	230
Interest expense, net	4	82	—	3	—	89
Interest expense- subordinated convertible debentures	5	—	—	—	—	5
Other expense (income), net	(32)	31	24	(22)	—	1

Income from continuing operations before provision for income taxes	1	32	67	35	—	135
Provision for income taxes	6	13	27	14	—	60

(Loss) income before equity in net earnings of subsidiaries	(5)	19	40	21	—	75
Equity in net earnings of subsidiaries	80	61	—	—	(141)	—

Net income (loss)	$75	$80	$40	$21	$(141)	$75

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2007

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
Revenues:
Equipment rentals	$—	$608	$489	$129	$—	$1,226
Sales of rental equipment	—	84	62	19	—	165
New equipment sales	—	59	44	18	—	121
Contractor supplies sales	—	85	95	25	—	205
Service and other revenues	—	43	31	9	—	83

Total revenues	—	879	721	200	—	1,800
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	279	233	66	—	578
Depreciation of rental equipment	—	107	80	23	—	210
Cost of rental equipment sales	—	62	43	13	—	118
Cost of new equipment sales	—	47	38	15	—	100
Cost of contractor supplies sales	—	73	72	22	—	167
Cost of service and other revenues	—	20	11	4	—	35

Total cost of revenues	—	588	477	143	—	1,208
Gross profit	—	291	244	57	—	592
Selling, general and administrative expenses	—	112	144	40	—	296
Non-rental depreciation and amortization	4	10	9	2	—	25

Operating income	(4)	169	91	15	—	271
Interest expense, net	—	98	—	4	—	102
Interest expense- subordinated convertible debentures	5	—	—	—	—	5
Other expense (income), net	—	20	9	(31)	—	(2)

Income from continuing operations before provision for income taxes	(9)	51	82	42	—	166
Provision for income taxes	(4)	22	32	17	—	67

Income from continuing operations	(5)	29	50	25	—	99
(Income) loss from discontinued operation, net of taxes	—	(2)	4	—	—	2

(Loss) income before equity in net earnings of subsidiaries	(5)	31	46	25	—	97
Equity in net earnings of subsidiaries	102	71	—	—	(173)	—

Net income (loss)	$97	$102	$46	$25	$(173)	$97

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Six Months Ended June 30, 2008

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
Net cash (used in) provided by operating activities	(11)	92	151	215	—	447

Net cash used in investing activities	(2)	(161)	(149)	(18)	—	(330)

Net cash provided by (used in) financing activities	13	(237)	—	(193)	—	(417)

Effect of foreign exchange rates	—	—	—	(1)	—	(1)

Net (decrease) increase in cash and cash equivalents	—	(306)	2	3	—	(301)
Cash and cash equivalents at beginning of period	—	325	—	56	—	381

Cash and cash equivalents at end of period	$—	$19	$2	$59	$—	$80

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Six Months Ended June 30, 2007

	Parent	URNA	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Other and Eliminations	Total
Net cash provided by (used in) operating activities—continuing operations	$4	$141	$200	$(22)	$—	$323
Net cash provided by operating activities—discontinued operation	—	—	6	—	—	6

Net cash provided by (used in) operating activities	4	141	206	(22)	—	329

Net cash used in investing activities—continuing operations	(9)	(252)	(185)	(60)	—	(506)
Net cash provided by investing activities—discontinued operation	—	68	1	—	—	69

Net cash used in investing activities	(9)	(184)	(184)	(60)	—	(437)

Net cash provided by financing activities	5	3	—	80	—	88

Effect of foreign exchange rates	—	—	—	5	—	5

Net (decrease) increase in cash and cash equivalents	—	(40)	22	3	—	(15)
Cash and cash equivalents at beginning of period	—	40	3	76	—	119

Cash and cash equivalents at end of period	$—	$—	$25	$79	$—	$104

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share data and unless otherwise indicated)

Executive Overview

We are the largest equipment rental company in the world with an integrated network of 668 rental locations in the United States, Canada and Mexico. Although the equipment rental industry is highly fragmented and diverse, we believe we are well positioned to take advantage of this environment because as a larger company we have more resources and certain competitive advantages over smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services as well as with newer and better maintained equipment, and greater flexibility to transfer equipment among branches.

We offer for rent over 2,900 classes of rental equipment, including construction equipment, industrial and heavy machinery, aerial work platforms, trench safety equipment and homeowner items. Our revenues are derived from the following sources: equipment rentals, sales of used rental equipment, sales of new equipment, contractor supplies sales and service and other. In 2007, rental equipment revenues represented 71 percent of our total revenues. We expect this percentage to increase to approximately 75 percent in 2008 as we continue to reposition our contractor supplies business.

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

In June 2008, we commenced a modified “Dutch auction” tender offer in which we offered to purchase up to 27.16 million shares of our common stock at a price not less than $22.00 nor greater than $25.00 per share. The tender offer expired in July 2008 and, in accordance with the terms of the offer, we accepted for payment an aggregate of 27.16 million shares of our common stock at a price of $22.00 per share, for a total cost of $598 (excluding fees and expenses). The number of shares of common stock purchased in the tender offer represented approximately 31 percent of the total common stock outstanding on the last full trading day prior to the commencement of the offer.

Also in June 2008, and in connection with our announcement of the tender offer, we repurchased all of our outstanding Series C and Series D preferred stock, a substantial majority of which was held by Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. Prior to this preferred stock repurchase, a majority of the preferred holders had the right to consent to certain transactions by us, including the aforementioned tender offer. Under the definitive repurchase agreement, the total purchase price for the preferred stock was approximately $679, a portion of which was settled through the issuance by Holdings of new 14% Senior Notes due 2014 (“14% HoldCo Notes”). In addition, and as a result of the repurchase of the preferred stock, Leon Black and Michael Gross, the two company directors elected by the former preferred holders in accordance with the terms of the Series C preferred stock, resigned from our board. Also in June 2008, we, URNA, and certain of our subsidiaries entered into a credit agreement which provides for a new $1.25 billion senior secured asset-based revolving credit facility, in connection with which URNA repaid the amounts outstanding under its former revolving credit facility and term loan. See notes 5 and 6 to our condensed consolidated financial statements for additional information concerning the new asset-based revolving credit facility and the repurchase of the preferred stock, respectively.

As discussed in note 7 to our condensed consolidated financial statements and elsewhere in this report, the Company is subject to certain ongoing class action and derivative suits, as well as the subject of an SEC inquiry. The U.S. Attorney’s office has also requested information from the Company about matters related to the SEC inquiry. As discussed further below (see –”Provision relating to SEC inquiry”), in the second quarter of 2008 we established an accrual of $14, representing our best estimate for the liability associated with the SEC inquiry. Other than this accrual, we have not accrued any amounts related to the ultimate disposition of these matters to date and any liabilities resulting from an adverse judgment or settlement of these matters may be material to our results of operations and cash flows during the period incurred. Other costs associated with the SEC inquiry, the U.S. Attorney’s office inquiry and the class action and derivative suits, including reimbursement of attorneys’ fees incurred by indemnified officers and directors, are expensed as incurred.

Financial Overview

Income from continuing operations. Income from continuing operations and diluted (loss) earnings per share from continuing operations available to common stockholders for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income from continuing operations	$37	$67	$75	$99
Diluted (loss) earnings per share from continuing operations (inclusive of preferred stock redemption charge)	$(2.33)	$0.60	$(1.89)	$0.90

For the three and six months ended June 30, 2008, income from continuing operations of $37 and $75 decreased by $30 and $24, respectively, from the same periods in 2007. The decline in profitability primarily reflects lower equipment rental gross profit due to the softening construction environment. Additionally, the decline reflects reduced sales of contractor supplies, consistent with our strategy to focus on the higher margin core rental business, as well as lower new and used equipment sales. Income from continuing operations for the three and six months ended June 30, 2008 also includes a provision of $14 after-tax relating to the SEC inquiry. We were able to partially offset the impact of these factors with savings realized from our ongoing initiatives to reduce operating costs. As discussed further below, our selling, general and administrative expenses declined by $21, or 14 percent, and $39, or 13 percent, respectively, for the three and six months ended June 30, 2008.

Diluted (loss) earnings per share from continuing operations of $(2.33) and $(1.89) for the three and six months ended June 30, 2008, respectively, include the following items: (i) a $2.76 per diluted share preferred stock redemption charge associated with the June 2008 repurchase of our Series C and Series D preferred stock, (ii) a $0.16 per diluted share charge associated with the SEC inquiry, and (iii) a $0.09 per diluted share charge primarily related to the establishment of a valuation allowance related to certain foreign tax credits.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income from continuing operations before provision for income taxes	$76	$116	$135	$166
Interest expense, net	48	55	89	102
Interest expense – subordinated convertible debentures	3	3	5	5
Depreciation – rental equipment	110	108	217	210
Non-rental depreciation and amortization	15	13	30	25

EBITDA	$252	$295	$476	$508

For the three and six months ended June 30, 2008, EBITDA decreased $43, or 15 percent, and $32, or 6 percent, respectively, primarily reflecting lower equipment rental gross profit due to the softening construction environment. The EBITDA declines also reflect reduced sales of contractor supplies as well as lower new and used equipment sales, consistent with our strategy to focus on the higher margin core rental business. In addition, EBITDA for the three and six months ended June 30, 2008 includes a provision of $14 relating to the SEC inquiry. We were able to partially offset the impact of these factors with savings realized from our ongoing initiatives to reduce operating costs.

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

Revenues by segment were as follows:

	General rentals	Trench safety, pump and power	Total
Three months ended June 30, 2008
Equipment rentals	$580	$41	$621
Sales of rental equipment	64	4	68
Sales of new equipment	44	2	46
Contractor supplies sales	56	3	59
Service and other	37	—	37

Total revenue	$781	$50	$831

Three months ended June 30, 2007
Equipment rentals	$614	$45	$659
Sales of rental equipment	79	4	83
Sales of new equipment	63	4	67
Contractor supplies sales	107	4	111
Service and other	41	1	42

Total revenue	$904	$58	$962

Six months ended June 30, 2008
Equipment rentals	$1,115	$77	$1,192
Sales of rental equipment	127	7	134
Sales of new equipment	84	4	88
Contractor supplies sales	110	5	115
Service and other	72	2	74

Total revenue	$1,508	$95	$1,603

Six months ended June 30, 2007
Equipment rentals	$1,143	$83	$1,226
Sales of rental equipment	158	7	165
Sales of new equipment	114	7	121
Contractor supplies sales	197	8	205
Service and other	81	2	83

Total revenue	$1,693	$107	$1,800

Three months ended June 30, 2008 and 2007. 2008 equipment rentals of $621 decreased $38, or 6 percent, reflecting a 1.4 percent decrease in rental rates, a 0.8 percentage point decrease in time utilization, and a change in mix. Equipment rentals represented 75 percent of total revenues for the three months ended June 30, 2008. On a segment basis, equipment rentals represented approximately 74 percent and 82 percent of total revenues for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals decreased $34, or 6 percent, reflecting a 5.4 percent decrease in same-store rental revenues. Trench safety, pump and power equipment rentals decreased $4, or 9 percent, reflecting a 6.0 percent decrease in same-store rental revenues.

Six months ended June 30, 2008 and 2007. 2008 equipment rentals of $1,192 decreased $34, or 3 percent, reflecting a 1.1 percent decline in rental rates and a change in mix. Equipment rentals represented 74 percent of total revenues for the six months ended June 30, 2008. On a segment basis, equipment rentals represented approximately 74 percent and 81 percent of total revenues for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals decreased $28, or 2 percent, reflecting a 2.5 percent decrease in same-store rental revenues. Trench safety, pump and power equipment rentals decreased $6, or 7 percent, reflecting a 5.8 percent decrease in same-store rental revenues.

Sales of rental equipment. For the three and six months ended June 30, 2008, sales of rental equipment represented 8 percent of our total revenues and our general rentals segment accounted for approximately 95 percent of these sales. Sales of rental equipment for trench safety, pump and power were insignificant. For the three and six months ended June 30, 2008, sales of rental equipment decreased approximately 19 percent, primarily reflecting a decline in the volume of equipment sold as we focus on selling older assets, in line with our life-cycle management strategy.

Sales of new equipment. For the three and six months ended June 30, 2008, sales of new equipment represented approximately 6 percent of our total revenues and our general rentals segment accounted for 96 percent of these sales. Sales of new equipment for trench safety, pump and power were insignificant. For the three and six months ended June 30, 2008, sales of new equipment decreased 31 and 27 percent, respectively, primarily reflecting lower volume.

Sales of contractor supplies. Sales of contractor supplies represent our revenues associated with selling a variety of supplies including construction consumables, tools, small equipment and safety supplies. Consistent with sales of rental and new equipment, general rentals accounts for substantially all of our contractor supplies sales. For the three and six months ended June 30, 2008, sales of contractor supplies decreased 47 and 44 percent, respectively, compared to the same periods in 2007. Consistent with our strategy of refocusing our contractor supplies business, the decline reflects a reduction in the volume of supplies sold, partially offset by improved pricing. The decline in volume is consistent with the reduction in our product offering (fewer SKUs are offered in our catalogue).

Service and other. Service and other primarily represents our revenues earned from providing repair and maintenance services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenue. For the three and six months ended June 30, 2008, service and other revenue decreased approximately 11 percent, primarily reflecting reduced revenues from selling parts and licensing software.

Segment Operating Income

Segment operating income and operating margin were as follows:

	General rentals	Trench safety, pump and power	Total
Three months ended June 30, 2008
Operating Income	$115	$13	$128
Operating Margin	14.7%	26.0%	15.4%
Three months ended June 30, 2007
Operating Income	$157	$15	$172
Operating Margin	17.4%	25.9%	17.9%
Six months ended June 30, 2008
Operating Income	$208	$22	$230
Operating Margin	13.8%	23.2%	14.3%
Six months ended June 30, 2007
Operating Income	$246	$25	$271
Operating Margin	14.5%	23.4%	15.1%

General rentals. For the three and six months ended June 30, 2008, operating income decreased $42 and $38, respectively, and operating margin decreased 2.7 and 0.7 percentage points, respectively, primarily reflecting reduced gross margin from equipment rentals and the $14 charge associated with the ongoing SEC inquiry.

Trench safety, pump and power. For the three and six months ended June 30, 2008, operating income decreased by $2 and $3, respectively, and operating margin increased by 0.1 percentage points and decreased by 0.2 percentage points, respectively, reflecting slightly improved gross margin performance offset by reduced selling, general and administrative leverage.

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total gross margin	34.1%	34.5%	33.1%	32.9%
Equipment rentals	35.4%	38.2%	34.3%	35.7%
Sales of rental equipment	29.4%	27.7%	27.6%	28.5%
Sales of new equipment	15.2%	16.4%	17.0%	17.4%
Contractor supplies sales	23.7%	19.8%	22.6%	18.5%
Service and other	59.5%	57.1%	59.5%	57.8%

For the three months ended June 30, 2008, total gross margin decreased 0.4 percentage points, primarily reflecting reduced gross margin from equipment rentals, partially offset by improved gross margin on contractor supplies sales. Equipment rentals gross margin decreased 2.8 percentage points, reflecting revenue declines in excess of savings realized from cost savings initiatives. The improvement in gross margin on contractor supplies sales of 3.9 percentage points primarily reflects improvements in pricing and product mix.

For the six months ended June 30, 2008, total gross margin increased 0.2 percentage points, primarily reflecting improved gross margin on contractor supplies, partially offset by reduced gross margin on equipment rentals. The gross margin improvement in contractor supplies sales of 4.1 percentage points primarily reflects improvements in pricing and product mix. Equipment rentals gross margin decreased 1.4 percentage points, reflecting revenue declines in excess of savings realized from cost savings initiatives.

Selling, general and administrative expenses (SG&A). SG&A expense information for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total SG&A expenses	$126	$147	$257	$296
SG&A as a percentage of revenue	15.2%	15.3%	16.0%	16.4%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, professional fees, management salaries and clerical and administrative overhead. For the three months ended June 30, 2008, SG&A expense of $126 decreased $21 as compared to 2007. This improvement reflects the benefits we are realizing from our cost saving initiatives, including reduced compensation costs and travel expenses, partially offset by normal inflationary increases.

For the six months ended June 30, 2008, SG&A expense of $257 decreased $39 as compared to 2007. This improvement reflects the benefits we are realizing from our cost-saving initiatives, including reduced compensation costs and travel expenses, partially offset by normal inflationary increases.

Provision relating to SEC inquiry. Our results for the three and six months ended June 30, 2008 include a $14 charge, representing our best estimate for the liability associated with the SEC inquiry. See note 7 to our condensed consolidated financial statements for additional information concerning the status of this inquiry as well as related matters.

Interest expense, net for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest expense, net	$48	$55	$89	$102

Interest expense for the three and six months ended June 30, 2008 decreased by $7 and $13, respectively, primarily relating to the decline in interest rates applicable to our variable rate debt, partially offset by increased interest expense associated with the recently issued 14% HoldCo Notes (see- “Liquidity and Capital Resources” below) as well as the write-off of debt issuance costs associated with the retirement of our former credit facility.

Income taxes. The following table summarizes our continuing operations provision for income taxes and the related effective tax rate for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income from continuing operations	$76	$116	$135	$166
Provision for income taxes	39	49	60	67
Effective tax rate	51.3%	42.2%	44.4%	40.4%

The difference between the consolidated effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relates to state taxes as well as certain non-deductible charges. During the second quarter of 2008, we established a valuation allowance of $6 related to foreign tax credits that, as a result of the preferred stock redemption, are no longer expected to be realized. This charge is net of the federal tax benefit that results from a deduction for the foreign taxes. Additionally, during the second quarter of 2008, no tax benefit was provided for the $14 provision relating to the SEC inquiry. In addition to these matters, during the second quarter of 2007, we recorded a charge of $3 within the income tax provision related to the restricted stock grant referred to in the following paragraph.

Between June 2001 and March 31, 2007, we had been recognizing a tax benefit on compensation expense associated with a restricted stock award made to Mr. Hicks in June 2001. Because this award vested for tax purposes in 2002 and because Section 162(m) of the Internal Revenue Code limits the deductibility of a portion of his compensation, no tax benefit should have been recognized. Accordingly, our results for the second quarter of 2007 include a charge of $3 within the income tax provision, representing the reversal of the cumulative income tax benefit recognized in prior periods. The second quarter of 2007 effective tax rate also reflects a non-deductible charge of $5 within SG&A for the remaining amortization of this award.

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

As previously discussed, in June 2008 we commenced a modified “Dutch auction” tender offer in which we offered to purchase up to 27.16 million shares of our common stock. The tender offer expired in July 2008 and, in accordance with the terms of the offer, we accepted for payment an aggregate of 27.16 shares of our common stock at a price of $22.00 per share, for a total cost of $598 (excluding fees and expenses). Also in June 2008, and in connection with our announcement of the tender offer, we repurchased all of outstanding Series C and Series D preferred stock for approximately $679. Pursuant to the purchase agreement with the preferred holders, Holdings issued to the former preferred holders $425 aggregate principal amount of the 14% HoldCo Notes, in partial payment of the repurchase price of the preferred stock.

In anticipation of the share repurchases, in June 2008 we, URNA, and certain of our subsidiaries, entered into a new $1.25 billion senior secured asset-based revolving credit facility (the “ABL Facility”), a portion of which is available in Canadian dollars, and repaid the $462 outstanding under our former revolving credit facility and term loan. The balance of the amounts necessary for the share repurchases, the repayment of our former credit facility and term loan, as well as related fees and expenses, was funded with existing cash on hand and through borrowings under the ABL Facility and our existing accounts receivable securitization facility. For additional information concerning the ABL Facility and the 14% HoldCo Notes, see note 5 to our condensed consolidated financial statements.

Our principal existing sources of cash are cash generated from operations, including from the sale of rental equipment, and borrowings available under our new asset-based loan facility and receivables securitization facility. As of June 30, 2008, we had (i) $997 of borrowing capacity available under our ABL Facility, (ii) $85 of borrowing capacity available under our receivables securitization facility and (iii) cash and cash equivalents of $80. Cash equivalents at June 30, 2008 consist of high quality, low risk investments and do not include any auction rate securities. Following the closing and funding of our tender offer in July 2008, we had approximately (i) $480 of borrowing capacity available under our ABL Facility, (ii) $34 of borrowing capacity available under our receivables securitization facility and (iii) cash and cash equivalents of approximately $60. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

We expect that our principal needs for cash relating to our existing operations over the next twelve months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases and (iv) debt service, including the planned retirement of $125 of our 14% HoldCo Notes at the end of the 2008 third quarter. We plan to fund such cash requirements from borrowings under our ABL Facility, our existing accounts receivable securitization facility and existing sources of cash.

Loan Covenants and Compliance. As of June 30, 2008, we were in compliance with the covenants and other provisions of our ABL Facility, the senior notes, the subordinated convertible debentures and our accounts receivables securitization facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

Sources and Uses of Cash – Continuing Operations. During the six months ended June 30, 2008, we (i) generated cash from operating activities of $447 and (ii) generated cash from the sale of rental equipment of $134. We used cash during this period principally to (i) purchase rental equipment of $437, (ii) purchase other property and equipment of $32, (iii) redeem our preferred stock of $254 and (iv) fund payments, net of proceeds, on debt of $133. During the six months ended June 30, 2007, we (i) generated cash from operating activities of $323, (ii) generated cash from the sale of rental equipment of $165 and (iii) received proceeds, net of payments, on debt of $62. Additionally, we generated cash from the sale of our discontinued operation of $68. We used cash during this period principally to (i) purchase rental equipment of $604, (ii) purchase other property and equipment of $53 and (iii) purchase other companies for $21.

Free Cash Flow GAAP Reconciliation. We define free cash flow as (i) net cash provided by operating activities less (ii) purchases of rental and non-rental equipment plus (iii) proceeds from sales of rental and non-rental equipment and excess tax benefits from share-based payment arrangements. Management believes free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash flow should not be considered an alternative to net income or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow.

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities—continuing operations	$447	$323
Purchases of rental equipment	(437)	(604)
Purchases of non-rental equipment	(32)	(53)
Proceeds from sales of rental equipment	134	165
Proceeds from sales of non-rental equipment	5	7
Excess tax benefits from share-based payment arrangements	—	10

Free cash flow	$117	$(152)

Free cash flow generation for the six months ended June 30, 2008 was $117, an increase of $269 as compared to free cash flow usage of $152 in the six months ended June 30, 2007. The year-over-year increase in free cash flow primarily reflects reduced capital expenditures.

Our credit ratings as of July 24, 2008 were as follows:

	Corporate Rating	Outlook
Moody’s	B1	Negative
S&P	BB-	Credit Watch/Negative
Fitch	B+	Stable

Both our ability to obtain financing and the related cost of borrowing are affected by our credit ratings, which are periodically reviewed by these rating agencies. Our current credit ratings are below investment grade and we expect our access to the public debt markets to be limited to the non-investment grade segment.

Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of June 30, 2008:

	2008	2009	2010	2011	2012	2013 and Thereafter	Total
Debt and capital leases (1)	$14	$11	$8	$3	$1,000	$1,813	$2,849
Interest due on debt (2)	105	211	211	210	172	208	1,117
Operating leases (1):
Real estate	42	75	64	55	47	167	450
Rental equipment	2	3	—	—	—	—	5
Non-rental equipment	23	30	24	16	10	4	107
Purchase obligations (3)	145	—	—	—	—	—	145
Subordinated convertible debentures (4)	4	9	9	9	9	296	336

Total (5)	$335	$339	$316	$293	$1,238	$2,488	$5,009

(1)	The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases plus the maximum potential guarantee amounts associated with some of our non-rental equipment operating leases for which we guarantee that the value of the equipment at the end of the lease term will not be less than a specified projected residual value.

(2)	Estimated interest payments have been calculated based on the principal amount of debt and the effective interest rates as of June 30, 2008. The estimated interest payments do not reflect our plan to retire $125 of our new 14% Senior Notes at the end of the third quarter.

(3)	As of June 30, 2008, we had outstanding purchase orders with our equipment and inventory suppliers. These purchase orders, which were negotiated in the ordinary course of business, aggregate approximately $145. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2008 and 2009.

(4)	Includes interest payments.

(5)	This information excludes $7 of unrecognized tax benefits which are discussed further in note 3 to our condensed consolidated financial statements. It is not possible to estimate the time period during which these amounts may be paid to tax authorities.

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

As of June 30, 2008, we had an aggregate of $341 of indebtedness that bears interest at variable rates. As of June 30, 2008, the variable rate debt included $135 of borrowings under our ABL Facility and $206 of borrowings under our accounts receivable securitization facility. The interest rates applicable to our variable rate debt on June 30, 2008 were (i) 6.0 percent for the Canadian loan portion of the ABL Facility, and (ii) 3.5 percent for the accounts receivable securitization facility. As of June 30, 2008, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $2 for each one percentage point increase in the interest rates applicable to our variable rate debt.

The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our ABL Facility and accounts receivables securitization facility.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2007 relative to the Company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. We had no outstanding foreign exchange contracts as of June 30, 2008. We do not engage in purchasing forward exchange contracts for speculative purposes.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2008. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under note 7 to our unaudited condensed consolidated financial statements of this report is incorporated by reference in answer to this item.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Purchases of Equity Securities by the Issuer

The following table provides information about purchases of the Company’s common stock by the Company during the second quarter of 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share/Unit
April 1, 2008 to April 30, 2008	16,827	$18.86
May 1, 2008 to May 31, 2008	9,440	$19.87
June 1, 2008 to June 30, 2008	4,588	$21.59

Total	30,855

(1)	The shares were surrendered to the Company by employees in order to satisfy tax withholding obligations upon the vesting of restricted stock and restricted stock units. These shares were not acquired pursuant to any repurchase plan or program.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on June 11, 2008. The following directors were elected by holders of shares of our common stock and, because they were still outstanding as of the April 24, 2008 record date for the meeting, our class D-1 perpetual convertible preferred stock, as follows:

	For	Votes Against	Withheld
Class 1 Directors
Wayland R. Hicks	69,292,276	—	1,598,113
Singleton B. McAllister	69,321,819	—	568,576
John S. McKinney	69,352,825	—	1,537,564
Jenne K. Britell	68,599,248	—	2,291,145

In accordance with the de-classification of the company’s board of directors that was approved at last year’s annual meeting of stockholders, the Class 1 directors were elected for a one-year term expiring in 2009.

As discussed further in note 1 to our condensed consolidated financial statements, because of the repurchase that occurred on June 10, 2008, the holders of our series C perpetual convertible preferred stock did not re-elect either of its nominees, Leon D. Black and Michael Gross, at the 2008 annual meeting. Instead, in accordance with the terms of the preferred purchase agreement, each of Messrs. Black and Gross tendered their resignations from the board, effective June 10, 2008.

The following directors were not up for election at the 2008 annual meeting of stockholders and continue to serve on our board: Jason Papastavrou and Brian McAuley (Class 2 directors, each for a term expiring in 2009) and Howard L. Clark, Jr. and Lawrence “Keith” Wimbush (Class 3 directors, each for a term expiring in 2010). The Company notes with regret the passing away of Gerald Tsai, Jr., a Class 2 director, on July 9, 2008.

The other matter voted upon at the 2008 annual meeting of stockholders, and the results of that vote, is as follows:

•	To ratify the appointment of Ernst & Young LLP as the independent public auditors of the Company for 2008.

For	Against	Abstain
82,890,386	288,923	39,808

There were no additional matters voted upon at the 2008 annual meeting of stockholders.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

2(a)	Agreement and Plan of Merger, dated as of July 22, 2007, among United Rentals, Inc., RAM Holdings, Inc. and RAM Acquisition Corp (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Current Report on Form 8-K filed on July 24, 2007)

3(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc. (incorporated by reference to Exhibit 3.1 of United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3(b)	Certificate of Amendment, dated September 29, 1998, to the United Rentals, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Registration Statement on Form S-3, No. 333-70151, filed on January 6, 1999)

3(c)	Certificate of Amendment, dated June 7, 2007, to the United Rentals, Inc. Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Current Report on Form 8-K filed on June 8, 2007)

3(d)	By-laws of United Rentals, Inc. (amended as of April 4, 2007) (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Current Report on Form 8-K filed on April 4, 2007)

3(e)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3(f) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

3(f)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3(g) of the United Rentals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

3(g)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3(h)	Rights Agreement, dated September 28, 2001, between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Current Report on Form 8-K filed on October 5, 2001)

3(i)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3(j)	By-laws of United Rentals (North America), Inc. (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3(k)	First Amendment to the Rights Agreement, dated as of July 22, 2007, between United Rentals, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Current Report on Form 8-K filed on July 24, 2007)

4(a)	Indenture, dated as of June 10, 2008, between United Rentals, Inc. and the Bank of New York, as trustee, with respect to 14% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to the United Rentals, Inc. Current Report on Form 8-K filed on June 9, 2008)

4(b)	Form of United Rentals, Inc. 14% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to the United Rentals, Inc. Current Report on Form 8-K filed on June 9, 2008)

10(a)	Credit Agreement, dated June 9, 2008, by and among United Rentals, Inc., United Rentals (North America), Inc., certain of their subsidiaries, Bank of America, N.A., UBS Securities LLC, UBS AG Canada Branch, Wachovia Bank, National Association, Wachovia Capital Finance Corporation (Canada), Wells Fargo Foothill, LLC and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the United Rentals, Inc. Current Report on Form 8-K filed on June 9, 2008)

10(b)	Purchase Agreement, dated as of June 10, 2008, among United Rentals, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and J.P. Morgan Partners (BHCA), L.P. (incorporated by reference to Exhibit 10.2 to the United Rentals, Inc. Current Report on Form 8-K filed on June 9, 2008)

10(c)	Registration Rights Agreement, dated as of June 10, 2008, among United Rentals, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and J.P. Morgan Partners (BHCA), L.P. (incorporated by reference to Exhibit 10.3 to the United Rentals, Inc. Current Report on Form 8-K filed on June 9, 2008)

10(d)*	Revisions to Compensation Program for Non-Employee Directors of United Rentals, Inc.

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)*	Section 1350 Certification by Chief Executive Officer

32(b)*	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated: July 29, 2008	By:	/s/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated: July 29, 2008	By:	/s/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller and Principal Accounting Officer