Form 10-K
period 2008-12-31
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2009-02-26
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File Number 1-14387

United Rentals, Inc.

Commission File Number 1-13663

United Rentals (North America), Inc.

(Exact Names of Registrants as Specified in Their Charters)

Delaware Delaware	06-1522496 06-1493538
(States of Incorporation)	(I.R.S. Employer Identification Nos.)

Five Greenwich Office Park, Greenwich, Connecticut	06831
(Address of Principal Executive Offices)	(Zip Code)

Registrants’ Telephone Number, Including Area Code: (203) 622-3131

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value, of United Rentals, Inc.	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

As of June 30, 2008 there were 86,454,525 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10% beneficial owners) at June 30, 2008 was approximately $1.5 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $19.61.

As of February 23, 2009, there were 60,002,403 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.

Documents incorporated by reference: Portions of United Rentals, Inc.’s Proxy Statement related to the 2009 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2009, are incorporated by reference into Part III of this annual report.

FORM 10-K REPORT INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of vision, strategy or outlook. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected by any forward-looking statements.

Factors that could cause our actual results to differ materially from those projected include, but are not limited to, the following:

•

the depth and duration of the current economic downturn and accompanying decreases in North American construction and industrial activities, which have significantly affected revenues and, because certain of our costs are fixed, our profitability, and which may further reduce demand and prices for our products and services in 2009;

•

our highly leveraged capital structure, which requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

•	noncompliance with financial or other covenants in our debt agreements, which could result in our lenders terminating our credit facilities and requiring us to repay outstanding borrowings;

•	inability to access the capital that our businesses or growth plans may require;

•	inability to manage credit risk adequately or to collect on contracts with a large number of customers;

•

the outcome or other potential consequences of pending stockholder lawsuits filed in light of the recently-settled Securities and Exchange Commission (“SEC”) inquiry and purported class action lawsuits relating to the terminated merger agreement with affiliates of Cerberus Capital Management, L.P. (“Cerberus”);

•

incurrence of additional expenses (including indemnification obligations) and other costs in connection with the U.S. Attorney’s Office inquiry, other litigation or regulatory or investigatory matters, related to the foregoing or otherwise;

•	increases in our maintenance and replacement costs as we age our fleet, and decreases in the residual value of our equipment;

•	inability to sell our used fleet in the amounts, or at the prices, we expect;

•	the possibility that companies we’ve acquired or may acquire could have undiscovered liabilities, may strain our management capabilities or may be difficult to integrate;

•	turnover in our management team and inability to attract and retain key personnel;

•	rates we can charge and time utilization we can achieve being less than anticipated;

•	costs we incur being more than anticipated, and the inability to realize expected savings in the amounts or time frames planned;

•	dependence on key suppliers to obtain equipment and other supplies for our business on acceptable terms;

•	competition from existing and new competitors;

•	disruptions in our information technology systems;

•	the costs of complying with environmental and safety regulations;

•

labor disputes, work stoppages or other labor difficulties, which may impact our productivity, and potential enactment of new legislation or other changes in law affecting our labor relations or operations generally;

•	exchange rate fluctuations;

•	shortfalls in our insurance coverage; and

•	other factors discussed under Item 1A–Risk Factors and elsewhere in this annual report.

We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

PART I

United Rentals, Inc., incorporated in Delaware in 1997, is principally a holding company. We primarily conduct our operations through our wholly owned subsidiary, United Rentals (North America), Inc., and its subsidiaries. As used in this report, the term “Holdings” refers to United Rentals, Inc., the term “URNA” refers to United Rentals (North America), Inc., and the terms the “Company,” “United Rentals,” “we,” “us,” and “our” refer to United Rentals, Inc. and its subsidiaries, in each case unless otherwise indicated.

Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2009.

Item 1.	Business

General

United Rentals is the largest equipment rental company in the world and our network consists of 628 rental locations in the United States, Canada and Mexico. We offer for rent over 2,800 classes of rental equipment, including heavy machines and hand tools, to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others. In 2008, we generated revenue of $3.3 billion, including $2.5 billion of equipment rental revenue.

As of December 31, 2008, our fleet of rental equipment included over 245,000 units having an original equipment cost (“OEC”), based on initial consideration paid, of $4.1 billion, compared to $4.2 billion at December 31, 2007. The fleet includes:

•	General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earth moving equipment, material handling equipment;

•	Aerial work platforms, such as scissor lifts and boom lifts;

•	General tools and light equipment, such as pressure washers, water pumps, heaters and hand tools; and

•	Trench safety equipment for underground work, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment.

In addition to renting equipment, we sell new and used rental equipment as well as related contractor supplies, parts and service.

Strategy

In 2008, our strategy aimed at growing our earnings at higher margins, while also continuing to generate significant cash flow. Three key elements of this strategy were: refocusing our employees and sales representatives on our core rental business; optimizing the management of our rental fleet; and reducing our operating costs. Our 2008 achievements in pursuing this strategy included:

•	continued improvement in fleet transfers, which drove full year transfers to a record $1.3 billion, on average each quarter on an OEC basis;

•	a reduction in our employee headcount from approximately 10,900 at December 31, 2007 to approximately 9,900 at December 31, 2008;

•	a reduction in our branch network from 697 at December 31, 2007 to 628 at December 31, 2008;

•

a reduction in our selling, general and administrative expenses of $84 million, or 14.0 percent, for 2008; a portion of these reductions are associated with the $22 million of savings we realized from our strategic sourcing initiative, which was designed to consolidate our non-equipment purchases, bringing the cumulative savings since launching this program in 2006 to $44 million;

•	contractor supplies gross margin improvement to 23.6 percent from 19.0 percent for 2007, reflecting our success in repositioning this business as a complementary offering to equipment rentals; and

•	free cash flow generation of $335 million in 2008, compared to $242 million in 2007.

In 2009, we will continue to focus on our core rental business, optimizing fleet management, disciplined cost management and free cash generation. Additionally, we will focus on optimizing our field operations to improve sales force effectiveness, and increasing the proportion of our revenues which come from national account and other large customers. To the extent we are successful at increasing the proportion of our revenue derived from these customers, we believe that over the long-term we can improve our equipment rental gross margins and overall profitability as these accounts tend to have higher utilization and can be serviced more cost effectively. In 2009, we also intend to actively pursue growth in industrial rentals, where we believe our depth of resources and branch footprint give us a competitive advantage. Moreover, industrial rentals are subject to different cyclical pressures than the commercial construction market, where we are seeing demand continue to soften as spending is curtailed.

Although we expect 2009 to be a challenging year for both our company and the U.S. equipment rental industry generally, we believe our strategy, coupled with our broad geographic footprint, extensive rental fleet, advanced information technology systems, disciplined purchasing power, industry experience and ability to deliver extraordinary customer service, will position us to weather the economic downturn, and enable us to strengthen our leadership position and improve our returns to stockholders once economic conditions improve.

Industry Overview

We serve four principal end-markets in the U.S. equipment rental industry: commercial construction; infrastructure; industrial; and homeowner or residential. Commercial construction, which represents approximately 60 percent of our business as measured by revenues, provides equipment rentals to support office, retail, lodging and healthcare-related projects. Infrastructure, which represents about 15 percent of our business as measured by revenues, supports the development of bridges, highways, power plants and airports. The industrial business, which also represents about 15 percent of our business as measured by revenues, provides equipment rentals to serve manufacturers, chemical companies, paper mills, railroads, ship builders and utilities. Our residential business, which represents about 10 percent of our business as measured by revenues, provides equipment rentals to support the construction and renovation of homes.

Given the relative significance of commercial construction to our overall revenues, our business is particularly sensitive to changes in activity in this end-market. According to the National Bureau of Economic Research, a recession in the United States began in December 2007 and, as a consequence, private non-residential (or commercial) construction weakened throughout 2008, especially in the latter half of the year as the credit markets tightened. Based on a consensus of leading national non-residential construction forecasts, we expect commercial construction spending to decline by between 15 and 20 percent over the next one to two years, with hotel and retail construction (a significant component of commercial construction) down approximately 20 percent. Although President Obama’s economic stimulus package (or the American Recovery and Reinvestment Act) may provide funds for non-residential construction projects, we believe those funds are not likely to become available before the latter part of 2009, and any such amounts would only partially offset the overall expected decline in our end-markets.

Although there are significant near-term challenges–including cyclical pressure and the lack of availability of credit–that will suppress construction activity in 2009 and perhaps beyond, we believe the long-term growth prospects of our industry are strong. We believe that long-term U.S. equipment rental growth, in addition to reflecting eventual general economic expansion, is driven by an end-market that increasingly recognizes the many advantages of renting equipment rather than owning. Customers recognize that by renting they can:

•	avoid the large capital investment required for new equipment purchases;

•	access a broad selection of equipment and select the equipment best suited for each particular job;

•	reduce storage, maintenance and transportation costs; and

•	access the latest technology without investing in new equipment.

Competitive Advantages

We believe that we benefit from the following competitive advantages:

Large and Diverse Rental Fleet. Our rental fleet is the largest and most comprehensive in the industry, which allows us to:

•	serve a diverse customer base and reduce our dependence on any particular customer or group of customers; and

•	serve large customers that require substantial quantities and/or wide varieties of equipment.

In addition to these considerations, we believe our recently intensified focus on serving national account and other large customers with a multi-regional presence should allow us to improve our performance and enhance our market leadership position.

Significant Purchasing Power. We purchase large amounts of equipment, contractor supplies and other items, which enables us to negotiate favorable pricing, warranty and other terms with our vendors.

Operating Efficiencies. We benefit from the following operating efficiencies:

•

Equipment Sharing Among Branches. We generally group our branches into districts of six to 12 locations that are in the same geographic area. Each branch within a district can access all available equipment in the district. This sharing increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. Additionally, in January 2008, we adjusted our compensation plans to further improve equipment sharing, such that branches are now compensated based on district performance, districts are compensated based on region performance and, similarly, regions are now compensated based on total company performance.

•

Ability to Transfer Equipment Among Branches. The size of our branch network gives us the ability to take advantage of strength at a particular branch or in a particular region by permanently transferring underutilized equipment from weaker areas to stronger areas.

•

National Call Center. We have a national call center in Tampa, Florida that handles all 1-800-UR-RENTS telephone calls without having to route them to individual branches. This provides us with the ability to provide a more uniform quality experience to customers, manage fleet sharing more effectively and free up branch employee time.

•

Consolidation of Common Functions. We reduce costs through the consolidation of functions that are common to our branches, such as payroll, benefits and risk management, information technology and credit and collection. Additionally, in the first quarter of 2009, we completed a branch realignment and reduced our number of districts from 86 to 75, and reduced our number of regions from 11 to 9. We believe this realignment will result in further operational efficiencies.

Information Technology Systems. We have a wide variety of information technology systems, some proprietary and some licensed, that support our operations. This information technology infrastructure facilitates our ability to make rapid and informed decisions, respond quickly to changing market conditions and share rental equipment among branches. We have an in-house team of information technology specialists that supports our systems.

Strong Brand Recognition. As the largest equipment rental company in the United States, we have strong brand recognition, which helps us to attract new customers and build customer loyalty.

Geographic and Customer Diversity. We have 628 rental locations in 48 states, ten Canadian provinces and Mexico and serve customers that range from Fortune 500 companies to small businesses and homeowners. We believe that our geographic and customer diversity provide us with many advantages including:

•	enabling us to better serve national account customers with multiple locations;

•	helping us achieve favorable resale prices by allowing us to access used equipment resale markets across North America;

•	reducing our dependence on any particular customer; and

•	mitigating the impact that fluctuations in regional economic conditions have on our overall financial performance.

National Account Program. Our national account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. We offer our national account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. We currently serve approximately 1,400 national account customers as well as approximately 200 agencies within the U.S. government. Combined revenues from national account customers and government agencies were approximately $700 million and $775 million in 2008 and 2007, respectively, and represented approximately 21 percent of our total revenues in each period. With our increased focus on large national accounts for 2009, we expect this percentage to increase over time.

Strong and Motivated Branch Management. Each of our full-service branches has a branch manager who is supervised by a district manager. We believe that our managers are among the most knowledgeable and experienced in the industry and we empower them, within budgetary guidelines, to make day-to-day decisions concerning branch matters. Each regional office has a management team that monitors branch, district and regional performance with extensive systems and controls, including performance benchmarks and detailed monthly operating reviews.

Employee Training Programs. We are dedicated to providing training and development opportunities to our employees. In 2008, our employees enhanced their skills through over 565,000 hours of training. Many employees participated in one of five, week-long programs held in 2008 at our training facility located at our corporate headquarters. In addition to these training sessions, our employees are provided equipment-related training from our suppliers as well as online courses covering a variety of subjects.

Risk Management and Safety Programs. Our risk management department is staffed by experienced professionals and is responsible for implementing our safety programs and procedures, developing our employee and customer training programs and, in coordination with third-party professionals, managing any claims against us.

Segment Information

We have two reportable segments–general rentals and trench safety, pump and power. Segment financial information is presented in note 4 to our consolidated financial statements. The general rentals segment includes the rental of construction, infrastructure, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada.

Products and Services

Our principal products and services are described below.

Equipment Rental. We offer for rent over 2,800 classes of rental equipment on an hourly, daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; trench safety equipment; and general tools and light equipment. The weighted-average age of our fleet was 39.2 months at December 31, 2008, compared to 38.0 months at December 31, 2007. Although we expect our fleet to age several months in 2009 as we reduce our level of capital expenditures, we believe this decision is appropriate given our expectations for reduced construction activity in 2009. Additionally, aging the fleet and reducing our level of capital expenditures will allow us to generate greater cash flows than we otherwise would.

Used Equipment Sales. We routinely sell used rental equipment and invest in new equipment in order to manage repairs and maintenance costs as well as the age, composition and size of our fleet. We also sell used equipment in response to customer demand for this equipment. The rate at which we replace used equipment with new equipment depends on a number of factors, including changing general economic conditions, growth opportunities, the market for used equipment, the age of the fleet and the need to adjust fleet composition to meet customer requirements as well as local demand.

We principally sell used equipment through our national sales force, which can access many resale markets across North America. We also sell used equipment through our website, which includes an online database of used equipment available for sale. In addition, we hold United Rentals Certified Auctions on eBay to provide customers with another convenient online tool for purchasing used equipment.

New Equipment Sales. We sell equipment for many leading equipment manufacturers. The manufacturers that we represent and the brands that we carry include: Genie, JLG and Skyjack (aerial lifts); Multiquip, Wacker and Honda USA (compaction equipment, generators and pumps); Sullair (compressors); Skytrak and Lull (rough terrain reach forklifts); John Deere and Takeuchi (skid-steer loaders and mini-excavators); Terex (telehandlers); and DeWalt (generators). The type of new equipment that we sell varies by location.

Contractor Supplies Sales. We sell a variety of contractor supplies including construction consumables, tools, small equipment and safety supplies. Our target customers for contractor supplies are our existing rental customers.

Service and Other Revenue. We also offer repair, maintenance and rental protection services and sell parts for equipment that is owned by our customers. Our target customers for these types of ancillary services are our current rental customers as well as those who purchase both new and used equipment from our branches.

RENTALMAN(R) and INFOMANAGER(R) Software. We have two subsidiaries that develop and market software. One of the subsidiaries develops and markets RENTALMAN(R), which is an enterprise resource planning application used by ourselves and most of the other largest equipment rental companies. The other subsidiary develops and markets INFOMANAGER(R), which provides a complete solution for creating an advanced business intelligence system. INFOMANAGER(R) helps with extracting raw data from transactional applications, transforming it into meaningful information and saving it in a database that is specifically optimized for analytical use.

Customers

Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses and homeowners. In 2008, our largest customer accounted for less than 1 percent of our revenues and our top ten customers accounted for approximately 2 percent of our revenues. Historically, over 90 percent of our business each year, as measured by revenues, is generated from previous customers.

Our customer base varies by branch and is determined by several factors, including the equipment mix and marketing focus of the particular branch as well as the business composition of the local economy. Our customers include:

•

construction companies that use equipment for constructing and renovating commercial buildings, warehouses, industrial and manufacturing plants, office parks, airports, residential developments and other facilities;

•	industrial companies—such as manufacturers, chemical companies, paper mills, railroads, ship builders and utilities—that use equipment for plant maintenance, upgrades, expansion and construction;

•	municipalities that require equipment for a variety of purposes; and

•	homeowners and other individuals that use equipment for projects that range from simple repairs to major renovations.

Our business is seasonal, with demand for our rental equipment tending to be lower in the winter months.

Sales and Marketing

We market our products and services through multiple channels as described below.

Sales Force. We have approximately 2,500 sales people, including approximately 1,300 outside sales representatives who frequently travel to customer jobsites and meet with customers, and approximately 1,200 inside sales people who work in our branches and at our national call center. Our sales people are responsible for calling on existing and potential customers as well as assisting our customers in planning for their equipment needs. We have ongoing programs for training our employees in sales and service skills and on strategies for maximizing the value of each transaction.

National Account Program. Our national account sales force is dedicated to establishing and expanding relationships with large customers, particularly those with a national or multi-regional presence. Our national account team, which consists of approximately 60 sales professionals and includes those who service governmental agencies, closely coordinates its efforts with the local sales force in each area.

E-Rentals. Our customers can rent or buy equipment online 24 hours a day, seven days a week, at our E-Rentals portal, which can be found at http://www.ur.com. Our customers can also use our UR data® application to access real-time reports on their business activity with us.

Advertising. We promote our business through local and national advertising in various media, including trade publications, yellow pages, the Internet, radio and direct mail. We also regularly participate in industry trade shows and conferences and sponsor a variety of local promotional events.

Suppliers

Our strategic approach with respect to our suppliers is to maintain the minimum number of suppliers per category of equipment that can satisfy our anticipated volume and business requirements. This approach is designed to ensure the terms we negotiate are competitive and that there is sufficient product available to meet anticipated customer demand. We utilize a comprehensive selection process to determine our equipment vendors. We consider product capabilities and industry position, the terms being offered, product liability history and financial strength.

We have been making ongoing efforts to consolidate our vendor base in order to further increase our purchasing power. We estimate that our largest supplier accounted for approximately 30 percent of our 2008 purchases of equipment, measured on a dollar basis, and that our 10 largest suppliers accounted for approximately 80 percent of such purchases. We believe we have sufficient alternative sources of supply available for each of our major equipment categories.

Information Technology Systems

In support of our rental business, we have information technology systems, which facilitate rapid and informed decision-making and enable us to respond quickly to changing market conditions. Each branch is equipped with one or more workstations that are electronically linked to our other locations and to our IBM System i™ system located at our data center. Rental transactions can be entered at these workstations and processed on a real-time basis. Management, branch and call center personnel can access the systems 24 hours a day.

These systems:

•

enable branch personnel to (i) determine equipment availability, (ii) access all equipment within a geographic region and arrange for equipment to be delivered from anywhere in the region directly to the customer, (iii) monitor business activity on a real-time basis and (iv) obtain customized reports on a wide range of operating and financial data, including equipment utilization, rental rate trends, maintenance histories and customer transaction histories;

•	permit customers to access their accounts online; and

•	allow management to obtain a wide range of operational and financial data.

Our information technology systems and website are supported by our in-house group of information technology specialists. This group trains our branch personnel; upgrades and customizes our systems; provides hardware and technology support; operates a support desk to assist branch and other personnel in the day-to-day use of the systems; extends the systems to newly acquired locations; and manages our website.

We have a fully functional back-up facility designed to enable business continuity in the event that our main computer facility becomes inoperative. This backup facility also allows us to perform system upgrades and maintenance without interfering with the normal ongoing operation of our information technology systems.

Competition

The U.S. equipment rental industry is highly fragmented and competitive. As the largest equipment rental company in the industry, we estimate that we have an approximate nine percent market share and that the four largest companies account for approximately 25 percent of industry revenue. Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors which operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. For additional information, see “Competitive Advantages” above.

Environmental and Safety Regulations

Our operations are subject to numerous laws governing environmental protection and occupational health and safety matters. These laws regulate such issues as wastewater, storm water, solid and hazardous wastes and materials, and air quality. Our operations generally do not raise significant environmental risks, but we use and store hazardous materials as part of maintaining our rental equipment fleet and the overall operations of our business, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from above-ground storage tanks located at certain of our locations. Under environmental and safety laws, we may be liable for, among other things, (i) the costs of investigating and remediating contamination at our sites as well as sites to which we sent hazardous wastes for disposal or treatment regardless of fault and (ii) fines and penalties for non-compliance. We incur ongoing expenses associated with the performance of appropriate investigation and remediation activities at certain of our locations.

Employees

In connection with our ongoing efforts to reduce costs, and in anticipation of diminished construction activity in 2008 and 2009, we significantly reduced our employee headcount from approximately 12,000 at January 1, 2007 to approximately 10,900 at January 1, 2008 and approximately 9,900 at January 1, 2009. Of these, approximately 3,300 are salaried personnel and approximately 6,600 are hourly personnel. Collective bargaining agreements relating to 62 separate locations cover approximately 700 of our employees. We monitor employee satisfaction through ongoing surveys and we consider our relationship with our employees to be good.

Available Information

We make available on our Internet website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as our other SEC filings, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our website address is http://www.ur.com. The information contained on our website is not incorporated by reference in this document.

Item 1A.	Risk Factors

Our business, results of operations and financial condition are subject to numerous risks and uncertainties. In connection with any investment decision with respect to our securities, you should carefully consider the following risk factors, as well as the other information contained in this report and our other filings with the SEC. Should any of these risks materialize, our business, results of operations, financial condition and future prospects could be negatively impacted, which in turn could affect the trading value of our securities.

The current economic downturn, and resulting decreases in North American construction and industrial activities, has adversely affected our revenues and operating results and may further decrease the demand for our equipment and the prices that we can charge.

Our rental equipment is used primarily in the non-residential construction industry, which is cyclical in nature. Trench safety, pump and power equipment is principally used in connection with construction and industrial activities. Weakness in our end markets, such as the decline in construction and industrial activity our industry has been experiencing as a result of the current recession, has led to a decrease in the demand for our equipment and the prices that we can charge and will likely lead to further decreases. Such decreases adversely affect our operating results by causing our revenues to decline and, because certain of our costs are fixed, our operating margins to be reduced.

The following factors, among others, may cause further weakness in our end markets, either temporarily or long-term:

•	the depth and duration of the current economic downturn and lack of availability of credit;

•	a decrease in expected levels of infrastructure spending;

•	an increase in the cost of construction materials;

•	an increase in interest rates;

•	adverse weather conditions, which may temporarily affect a particular region; or

•	terrorism or hostilities involving the United States or Canada.

If we are unable to collect on contracts with customers, our operating results would be adversely affected.

One of the reasons some of our customers find it more attractive to rent equipment than own that equipment is the need to deploy their capital elsewhere. This has been particularly true in industries with high growth rates such as the construction industry. However, some of our customers may have liquidity issues and ultimately may not be able to fulfill the terms of their rental agreements with us. If we are unable to manage credit risk issues adequately, or if a large number of customers should have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Further, delinquencies and credit losses generally can be expected to increase during economic slowdowns or recessions.

Our operating results may fluctuate, which could affect the trading value of our securities.

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors, which could adversely affect the trading value of our securities. These factors, in addition to general economic conditions, include:

•	seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

•	changes in the size of our rental fleet and/or in the rate at which we sell our used equipment;

•	changes in non-residential construction spending or government funding for infrastructure and other construction projects;

•	changes in demand for, or utilization of, our equipment or in the prices we charge due to changes in economic conditions, competition or other factors;

•	commodity price pressures and the resultant increase in the cost of fuel and steel to our equipment suppliers;

•	other cost fluctuations, such as costs for employee-related compensation and healthcare benefits;

•	labor shortages, work stoppages or other labor difficulties;

•	potential enactment of new legislation affecting our operations or labor relations;

•	completion of acquisitions, divestitures or recapitalizations;

•	the need to charge against earnings any expenditures relating to potential acquisitions as a result of a recent change in accounting rules (see note 2 to our consolidated financial statements);

•	increases in interest rates and related increases in our interest expense and our debt service obligations;

•

the possible need, from time to time, to record goodwill impairment charges or other write-offs or charges due to a variety of occurrences, such as the adoption of new accounting standards, the impairment of assets, rental location divestitures, dislocation in the equity and/or credit markets, consolidations or closings, restructurings, the refinancing of existing indebtedness or the buy-out of equipment leases; and

•	currency risks and other risks of international operations.

Our common stock price has fluctuated significantly and may continue to do so in the future.

Our common stock price has fluctuated significantly and may continue to do so in the future for a number of reasons, including:

•	announcements of developments related to our business;

•	market perceptions of the likelihood of our involvement in merger and acquisition activity;

•	variations in our revenues, gross margins, earnings or other financial results from investors’ expectations;

•	departure of key personnel;

•	purchases or sales of large blocks of our stock or transactions by insiders;

•	fluctuations in results of our operations and general conditions in the economy, our market, and the markets served by our customers;

•	investor perceptions of the equipment rental industry in general and our company in particular; and

•	the operating and stock performance of comparable companies.

In addition, prices in the stock market have been volatile in recent months. In many cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our common stock could fluctuate in the future without regard to our or our competitors’ operating performance.

Our substantial debt exposes us to various risks.

At December 31, 2008, our total indebtedness was approximately $3.3 billion, including $146 million of subordinated convertible debentures. Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

•	increase our vulnerability to adverse economic, industry or competitive developments;

•	require us to devote a substantial portion of our cash flow to debt service, reducing the funds available for other purposes or otherwise constraining our financial flexibility;

•

restrict our ability to move operating cash flows to Holdings (for example, the “restricted payment” basket capacity provided for in the indenture for our 6 1/2 percent Senior Notes due 2012 has been fully depleted by our 2008 activity, including our fourth quarter goodwill impairment charge);

•	affect our ability to obtain additional financing, particularly since substantially all of our assets are subject to security interests relating to existing indebtedness; and

•	decrease our profitability or cash flow.

Further, if we are unable to service our indebtedness and fund our operations, we will be forced to adopt an alternative strategy that may include:

•	reducing or delaying capital expenditures;

•	limiting our growth;

•	seeking additional capital;

•	selling assets; or

•	restructuring or refinancing our indebtedness.

Even if we adopt an alternative strategy, the strategy may not be successful and we may continue to be unable to service our indebtedness and fund our operations.

A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2008, we had $948 million of indebtedness that bears interest at variable rates. This amount represents 30 percent of our total indebtedness, excluding our subordinated convertible debentures. See Item 7A—Quantitative and Qualitative Disclosure About Market Risk for additional information related to interest rate risk.

If we are unable to satisfy the financial and other covenants in our debt agreements, our lenders could elect to terminate the agreements and require us to repay the outstanding borrowings, or we could face other substantial costs.

Under the agreement governing our senior secured asset-based revolving credit facility (our “ABL facility”), we are required to, among other things, satisfy certain financial tests relating to: (i) the fixed charge coverage ratio and (ii) the ratio of senior secured debt to adjusted EBITDA. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. If we are unable to satisfy any of these covenants, the lenders could elect to terminate our ABL facility, accounts receivable securitization facility and/or other agreements governing our debt and require us to repay outstanding borrowings. In such event, unless we were able to refinance the indebtedness coming due and replace our ABL facility, accounts receivable securitization facility and/or the other agreements governing our debt, we would likely not have sufficient liquidity for our business needs and we would be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity for our operations.

In addition to financial covenants, we are subject to various other covenants in our ABL facility, accounts receivable securitization facility, as well as in the other agreements governing our debt, such as a requirement to file our periodic reports with the SEC. In addition to the risks with respect to covenant non-compliance, compliance with covenants may restrict our ability to conduct our operations. For instance, these covenants limit or prohibit, among other things, our ability to incur additional indebtedness, make prepayments of certain indebtedness, pay dividends, repurchase common stock, make investments, create liens, make acquisitions, sell assets and engage in mergers and acquisitions. These covenants could adversely affect our operating results by significantly limiting our operating and financial flexibility.

If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business.

If the cash that we generate from our business, together with cash that we may borrow under our ABL facility and accounts receivable securitization facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. However, we may not succeed in obtaining the requisite additional financing on terms that are satisfactory to us or at all. We may not be able to obtain additional debt financing as a result of prevailing interest rates or other factors, including the presence of covenants or other restrictions under our ABL facility and/or other agreements governing our debt and the depth and duration of the current economic downturn. In the event we seek to obtain equity financing, our stockholders may experience dilution as a result of the issuance of additional equity securities. This dilution may be significant depending upon the amount of equity securities that we issue and the prices at which we issue such securities. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment, growth plans and refinancing existing indebtedness.

We are subject to certain ongoing class action and derivative lawsuits, which could adversely affect our liquidity and results of operations.

Multiple purported class action and derivative lawsuits have been filed against the Company, as described in greater detail under Item 3—Legal Proceedings. These include three complaints that were filed following our November 14, 2007 announcement that affiliates of Cerberus had notified us that they were not prepared to proceed with the purchase of the Company on the terms set forth in the merger agreement entered into with such persons. These complaints, which have been consolidated, allege, among other things, that certain of the Company’s filings with the SEC, including proxy materials in connection with the special meeting of stockholders, and other public statements contained false and misleading statements and/or material omissions relating to the contemplated merger with affiliates of Cerberus. Each action asserts claims under Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rules 10b-5 and 14a-9 thereunder and, in the case of the individual defendants, Section 20(a) of the Exchange Act. The complaints seek unspecified compensatory damages, costs, expenses and fees. We can give no assurances as to the outcome of these proceedings or any other stockholder lawsuit pending against the Company and, if we do not prevail, we may be required to pay substantial damages or settlement amounts. Further, regardless of the outcome, we may incur significant defense and indemnification costs, and the time and attention of our management may be diverted from normal business operations. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments, to the extent not covered, advanced or timely reimbursed by insurance, could materially and adversely affect our liquidity and results of operations.

As previously reported, on March 10, 2008, we announced that we had entered into a memorandum of understanding with lead plaintiff’s counsel to settle an action consolidating three purported class action lawsuits that were filed following our August 2004 announcement of an SEC inquiry into the Company’s historical accounting practices. The memorandum of understanding is subject to final Court approval, and, although preliminary Court approval has been received, we cannot predict when or whether this final condition will be satisfied. Further, we received a letter from counsel for an alleged stockholder, which demands, among other things, that we investigate the agreement of our board of directors to enter into the memorandum of understanding. While, upon the recommendation of a new committee of independent directors, our board determined that it would not be in the best interests of the Company to take further action at this time, we cannot predict whether the relevant stockholder will pursue this matter further.

Former officers of ours are subject to an ongoing inquiry by the U.S. Attorney’s Office for the District of Connecticut, which could adversely affect our results of operations and investor perceptions.

Although, as announced on September 8, 2008 and described in greater detail under Item 3—Legal Proceedings, the SEC inquiry described above was subsequently settled, we continue to cooperate fully with the U.S. Attorney’s office for the District of Connecticut, which has requested information from the Company informally and by subpoena about matters related to the SEC inquiry. As a result, we are likely to continue to incur additional expenses (including indemnification costs) and to experience diversion of management time and attention in connection with responding to such requests, regardless of the outcome. Two of our former chief financial officers (from prior to 2005) have been charged with securities fraud and other violations by both the U.S. Attorney’s office and the SEC, and one has pled guilty and the other is scheduled to go to trial in 2009. This trial, and any additional charges against, or settlements by, any of our former officers may generate negative publicity and adversely affect the perception of the Company by investors and others (which, in turn, could affect the price of our securities, our access to capital markets and/or our borrowing costs). We cannot predict the schedule or outcome of the trial or when these matters might be resolved.

We are exposed to a variety of claims relating to our business, and our insurance may not fully cover them.

We are in the ordinary course exposed to a variety of claims relating to our business. These claims include those relating to (i) personal injury or property damage involving equipment rented or sold by us, (ii) motor vehicle accidents involving our vehicles and our employees and (iii) employment-related claims. Further, as described elsewhere in this report, several stockholder derivative and class action lawsuits have been filed against us. Currently, we carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully cover these claims for a number of reasons, including:

•

our insurance policies, reflecting a program structure that we believe reflects market conditions for companies our size, are often subject to significant deductibles or self-insured retentions: $2 million per occurrence for each general liability or automobile liability claim, and $1 million per occurrence for each workers’ compensation claim;

•

our director and officer liability insurance policy has no deductible for individual non-indemnifiable loss coverage, but is subject to a $2.5 million deductible for company reimbursement coverage and all director and officer coverage is subject to certain exclusions;

•	we do not maintain stand-alone coverage for environmental liability (other than legally required coverage), since we believe the cost for such coverage is high relative to the benefit it provides; and

•	certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by our insurance.

We establish and regularly evaluate our loss reserves to address business operations claims, or portions thereof, not covered by our insurance policies. To the extent that we are found liable for any significant claim or claims that exceed our established levels of reserves, that cause us to significantly increase such reserves or that are not otherwise covered by insurance, our liquidity and operating results could be materially and adversely affected. In addition, the purported class action and derivative lawsuits against us, and our indemnification costs associated with the SEC and U.S. Attorney’s office inquiries, may not be fully reimbursable or covered by insurance. It is also possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms or at all.

We have made numerous acquisitions in the past, which entail certain risks, as do any growth initiatives, including additional acquisitions or consolidations, that we may make in the future.

We have historically achieved a substantial portion of our growth through acquisitions. Although we have not made many acquisitions in recent years, and the making of additional acquisitions is not a significant portion of our planned 2009 strategy, we are always open to considering potential acquisitions on a selective basis. From time-to-time we have also approached, or been approached, to explore consolidation opportunities with other public companies or large privately-held companies.

Whether historical or in the future, it is possible that we will not realize the expected benefits from our acquisitions or that our existing operations will be adversely affected as a result of acquisitions. The making of acquisitions entails certain risks, including:

•	unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations or that are not subject to indemnification or reimbursement by the seller;

•	difficulty in assimilating the operations and personnel of the acquired company within our existing operations or in maintaining uniform standards;

•	loss of key employees of the acquired company;

•	the failure to achieve anticipated synergies; and

•	strains on management and other personnel time and resources to evaluate, negotiate and integrate acquisitions.

We would expect to pay for any future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient in any instance, we would expect to need additional debt or equity financing, which involves its own risks.

We have also spent resources and efforts, apart from acquisitions, in attempting to expand our rental business over the past few years. These efforts place strains on our management and other personnel time and resources, and require timely and continued investment in facilities, personnel and financial and management systems and controls. We may not be successful in implementing all of the processes that are necessary to support any of our growth initiatives, which could result in our expenses increasing disproportionately to our incremental revenues, causing our operating margins and profitability to be adversely affected.

Our rights plan and charter provisions, as well as other factors, may affect the likelihood of a takeover or change of control of the Company.

We have in place a stockholders’ rights plan and certain charter provisions, such as the inability for stockholders to act by written consent, that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company that are not approved by our board, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices. As previously reported, on October 16, 2008, we amended our rights plan to reduce the beneficial ownership threshold required to trigger rights under the plan from a 25 percent ownership interest to a 15 percent ownership interest. We are also subject to Section 203 of the Delaware General Corporation Law, which under certain circumstances restricts the ability of a publicly held Delaware corporation to engage in a business combination, such as a merger or sale of assets, with any stockholder that, together with affiliates, owns 15 percent or more of the corporation’s outstanding voting stock, which similarly could prohibit or delay the accomplishment of a change of control transaction. In addition, under our ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders to terminate our ABL facility and require us to repay outstanding borrowings. A change of control (as defined in the applicable agreement) is also a termination event under our accounts receivable securitization facility and generally would require us to offer to repurchase our outstanding senior and senior subordinated notes, including the new 14 percent Senior Notes due 2014 (the “14 percent HoldCo Notes”). As a result, the provisions of the agreements governing our debt also may affect the likelihood of a takeover or other change of control.

Turnover of members of our management and our ability to attract and retain key personnel may affect our ability to efficiently manage our business and execute our strategy.

Our success is dependent, in part, on the experience and skills of our management team, and competition in our industry and the business world generally for top management talent is significant. Although we believe we generally have competitive pay packages, we can provide no assurance that our efforts to attract and retain senior management staff will be successful. Moreover, given the recent declines in our stock price, it may be more difficult and expensive to recruit and retain employees, particularly senior management, through grants of stock or stock options. This in turn could place greater pressure on the Company to increase the cash component of its compensation packages, which may adversely affect our operating results. If we are unable to fill and keep filled all of our senior management positions, or if we lose the services of any key member of our senior management team and are unable to find a suitable replacement in a timely fashion, we may be challenged to effectively manage our business and execute our strategy.

Our operational and cost reduction strategies may not generate the improvements and efficiencies we expect.

We are pursuing a strategy of analyzing and optimizing our field operations in order to improve sales force effectiveness, and to focus our sales force’s efforts on increasing revenues from our national account customers and from other large customers. We are also continuing to pursue an earlier-started overall cost reduction program, which achieved substantial cost savings in 2008. The extent to which these strategies will achieve our desired efficiencies and goals in 2009 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these strategies in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and there may be unforeseen productivity, revenue or other consequences resulting from our strategies that will adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving desired profitability, margins or returns to stockholders.

We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.

We have achieved significant cost savings through our centralization of equipment and, more recently, non-equipment purchases. However, as a result, we depend on and are exposed to the credit risk of a group of key suppliers. While we make every effort to evaluate our counterparties prior to entering into long-term and other significant procurement contracts, we cannot predict the impact on our suppliers of the current economic environment and other developments in their respective businesses. Insolvency, financial difficulties or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to the Company or may force them to seek to renegotiate existing contracts with us. Although we believe we have alternative sources of supply for the equipment and other supplies used in our business, termination of our relationship with any of our key suppliers could have a material adverse effect on our business, financial condition or results of operations in the unlikely event that we were unable to obtain adequate equipment and other supplies from other sources in a timely manner or at all.

Continued deterioration in general economic and market conditions may further impact the Company’s business, financial condition and results of operations.

Continued deterioration in general economic and market conditions may further impact the Company’s business, financial condition and results of operations. For example, the prevailing credit crisis may significantly affect the ability of the Company to refinance existing indebtedness or to obtain additional financing. In addition, such conditions may result in further downward pressure on our stock price and market capitalization generally. As previously announced, during the fourth quarter of 2008, we incurred an aggregate non-cash goodwill impairment charge of $1.1 billion. We can provide no assurance that further declines in our stock price and market capitalization, together with other considerations, will not result in additional impairments to goodwill or other intangible assets or the need to conduct interim impairment reviews outside of our annual impairment test.

Our industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we can charge.

The equipment rental industry is highly fragmented and competitive. Our competitors include small, independent businesses with one or two rental locations, regional competitors which operate in one or more states, public companies or divisions of public companies, and equipment vendors and dealers who both sell and rent equipment directly to customers. We may in the future encounter increased competition from our existing competitors or from new companies. Competitive pressures could adversely affect our revenues and operating results by, among other things, decreasing our rental volumes, depressing the prices that we can charge or increasing our costs to retain employees.

Disruptions in our information technology systems could adversely affect our operating results by limiting our capacity to effectively monitor and control our operations.

Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruptions in these systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions. In addition, because our systems sometimes contain information about individuals and businesses, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenues, increased costs and other material adverse effects on our results of operations.

We are subject to numerous environmental and safety regulations. If we are required to incur compliance or remediation costs that are not currently anticipated, our liquidity and operating results could be materially and adversely affected.

Our operations are subject to numerous laws and regulations governing environmental protection and occupational health and safety matters. These laws regulate such issues as wastewater, stormwater, solid and hazardous waste and materials, and air quality. Under these laws, we may be liable for, among other things, (i) the costs of investigating and remediating any contamination at our sites as well as sites to which we sent hazardous wastes for disposal or treatment, regardless of fault and (ii) fines and penalties for non-compliance. Our operations generally do not raise significant environmental risks, but we use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from above-ground storage tanks located at certain of our locations.

Based on conditions currently known to us, we do not believe that any pending or likely remediation and/or compliance effort will have a material adverse effect on our business. We cannot be certain, however, as to the potential financial impact on our business if new adverse environmental conditions are discovered or environmental and safety requirements become more stringent. If we are required to incur environmental compliance or remediation costs that are not currently anticipated, our liquidity and operating results could be materially and adversely affected, depending on the magnitude of such costs.

We have operations throughout the United States, which exposes us to multiple state and local regulations, in addition to federal law and requirements as a government contractor. Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.

Our over 600 branch locations are located in 48 different states, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory and contractual requirements we face as a government contractor. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and generally otherwise impact our operations in adverse ways.

Labor disputes could disrupt our ability to serve our customers and/or lead to higher labor costs.

We currently have approximately 700 employees who are represented by unions and covered by collective bargaining agreements and approximately 9,200 employees who are not represented by unions. Various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility. In addition, pending federal legislation would make it easier for unions to organize by requiring employers to recognize unions based on card check authorization rather than by secret ballot election, and would impose arbitration to settle first-time collective bargaining agreements if the parties have not reached agreement within 120 days of recognition. The enactment of such legislation could significantly increase labor costs in ways that are difficult to predict.

Fluctuations in fuel costs or reduced supplies of fuel could harm our business.

We believe that one of our competitive advantages is the mobility of our fleet. Accordingly, we could be adversely affected by limitations on fuel supplies or significant increases in fuel prices that result in higher costs to us of transporting equipment from one branch to another branch or one region to another region. A significant or protracted disruption of fuel supplies could have a material adverse effect on our financial condition and results of operations.

If our maintenance and equipment replacement costs increase as our rental fleet ages and we are unable to pass along such costs, our earnings will decrease.

As we age our fleet of rental equipment, which we expect to do in 2009, the cost of maintaining such equipment, if not replaced within a certain period of time, may increase. Any increases in such costs will cause our earnings to decrease. In addition, the cost of the new equipment we use in our rental fleet is increasing and therefore we may spend more for replacement equipment. These cost increases are due primarily to increased material costs, including increases in the cost of steel, which is a primary material used in most of the equipment we use, and increases in the cost of fuel, which is used in the manufacturing process and in delivering equipment to us. These increases could materially and adversely impact our business, financial condition and results of operations.

Our rental fleet is subject to residual value risk upon disposition, and may not sell at the prices or in the quantities we expect.

The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

•	the market price for new equipment of a like kind;

•	wear and tear on the equipment relative to its age and the performance of preventive maintenance;

•	the time of year that it is sold;

•	the supply of used equipment on the market;

•	the existence and capacities of different sales outlets;

•	the age of the equipment at the time it is sold;

•	worldwide and domestic demand for used equipment; and

•	general economic conditions.

We include in income from operations the difference between the sales price and the depreciated value of an item of equipment sold. Changes in our assumptions regarding depreciation could change both our depreciation expense as well as the gain or loss realized upon disposal of equipment. Sales of our used rental equipment at prices that fall significantly below our projections and/or in lesser quantities than we anticipate, will have a negative impact on our results of operations and cash flows.

We have operations outside the United States. As a result, we may incur losses from currency conversions and have higher costs than we otherwise would have due to the need to comply with foreign laws.

Our operations in Canada and Mexico are subject to the risks normally associated with international operations. These include (i) the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates, (ii) the need to comply with foreign laws and regulations, as well as U.S. laws and regulations applicable to our operations in foreign jurisdictions, and (iii) the possibility of political or economic instability in foreign countries.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 1, 2009, we operated 628 rental locations. Of these locations, 538 are in the United States, 89 are in Canada and 1 is in Mexico. The number of locations in each state or province is shown in the table below, as well as the number of locations that are general rentals (GR) and trench safety, pump and power (TPP).

United States

• Alabama (GR 7)	• Louisiana (GR 5, TPP 2)	• North Dakota (GR 3)

• Alaska (GR 5)	• Maine (GR 2)	• Ohio (GR 10, TPP 4)

• Arizona (GR 12, TPP 3)	• Maryland (GR 9, TPP 2)	• Oklahoma (GR 3)

• Arkansas (GR 3, TPP 1)	• Massachusetts (GR 7, TPP 2)	• Oregon (GR 13, TPP 1)

• California (GR 75, TPP 12)	• Michigan (GR 6)	• Pennsylvania (GR 11)

• Colorado (GR 13, TPP 1)	• Minnesota (GR 7, TPP 1)	• Rhode Island (GR 1)

• Connecticut (GR 9, TPP 1)	• Mississippi (GR 2)	• South Carolina (GR 8)

• Delaware (GR 4)	• Missouri (GR 7, TPP 3)	• South Dakota (GR 2)

• Florida (GR 26, TPP 8)	• Montana (GR 1)	• Tennessee (GR 9)

• Georgia (GR 20, TPP 2)	• Nebraska (GR 5, TPP 1)	• Texas (GR 44, TPP 10)

• Idaho (GR 2)	• Nevada (GR 9, TPP 2)	• Utah (GR 6, TPP 1)

• Illinois (GR 6, TPP 1)	• New Hampshire (GR 3)	• Virginia (GR 13, TPP 1)

• Indiana (GR 12, TPP 1)	• New Jersey (GR 9, TPP 3)	• Washington (GR 23, TPP 4)

• Iowa (GR 8, TPP 1)	• New Mexico (GR 4)	• West Virginia (GR 2)

• Kansas (GR 2)	• New York (GR 18)	• Wisconsin (GR 4)

• Kentucky (GR 5)	• North Carolina (GR 14)	• Wyoming (GR 1)

Canada	Mexico

• Alberta (GR 8)	• Nuevo Leon (GR 1)

• British Columbia (GR 20, TPP 1)

• Manitoba (GR 3)

• New Brunswick (GR 7)

• Newfoundland (GR 6)

• Nova Scotia (GR 5)

• Ontario (GR 29)

• Prince Edward Island (GR 1)

• Quebec (GR 8)

• Saskatchewan (GR 1)

Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 159 of our branch locations and lease the other branch locations. We also lease or own other premises used for purposes such as district and regional offices and service centers.

We have a fleet of approximately 6,200 vehicles. These vehicles are used for delivery, maintenance, management and sales functions. Approximately 80 percent of this fleet is leased and the balance is owned.

Our corporate headquarters are located in Greenwich, Connecticut, where we occupy approximately 51,000 square feet under a lease that expires in 2013. Additionally, we maintain a facility in Shelton, Connecticut, where we occupy approximately 32,000 square feet under a lease that expires in 2016. Further, we maintain a shared-service facility in Tampa, Florida, where we occupy approximately 43,000 square feet under a lease that expires in 2011.

Item 3.	Legal Proceedings

A description of legal proceedings can be found in note 13 to our consolidated financial statements, included in this report at Item 8—Financial Statements and Supplementary Data, and is incorporated by reference into this Item 3.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Holdings’ common stock trades on the New York Stock Exchange under the symbol “URI.” The following table sets forth, for the periods indicated, the intra-day high and low sale prices for our common stock, as reported by the New York Stock Exchange.

	High	Low
2008:
First Quarter	$20.50	$14.83
Second Quarter	22.74	17.53
Third Quarter	22.59	13.79
Fourth Quarter	15.52	4.32

2007:
First Quarter	$29.68	$24.57
Second Quarter	35.56	27.23
Third Quarter	34.98	28.55
Fourth Quarter	34.37	17.32

As of January 1, 2009, there were approximately 183 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”

Dividend Policy

Holdings has not paid dividends on its common stock since inception. In 2008, Holdings completed a “Dutch auction” self-tender at a premium to market for 27.16 million shares of its common stock, or approximately 31.4 percent of its then outstanding shares. However, the Company does not expect in the foreseeable future to pay any dividends, or make any further common stock repurchases (other than in connection with equity award exercises and tax withholdings).

Longer-term, the payment of any future dividends or the authorization of stock repurchases or other recapitalizations will be determined by our board of directors in light of conditions then existing, including earnings, financial condition and capital requirements, financing agreements, business conditions, stock price and other factors. As discussed above, the terms of certain agreements governing our outstanding indebtedness contain certain limitations on our ability to move operating cash flows to Holdings and/or to pay dividends on, or effect repurchases of, our common stock. In addition, under Delaware law, dividends may only be paid out of surplus or current or prior year’s net profits.

Purchases of Equity Securities by the Issuer

The following table provides information about purchases of Holdings’ common stock by Holdings during the fourth quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1, 2008 to October 31, 2008	7,258	$14.40
November 1, 2008 to November 30, 2008	—	—
December 1, 2008 to December 31, 2008	—	—

Total (1)	7,258

(1)	The shares were withheld by Holdings either to satisfy tax withholding obligations upon the vesting of restricted stock or restricted stock unit awards or to pay the exercise price upon the exercise of stock option or warrant grants. These shares were not acquired pursuant to any repurchase plan or program.

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data

The following selected financial data reflects the results of operations and balance sheet data as of and for the years ended December 31, 2004 to 2008. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report. In December 2006, we entered into a definitive agreement to sell our traffic control business and, as a result, the operations of our traffic control business are reflected as a discontinued operation for all periods presented. The financial information presented may not be indicative of our future performance.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except per share data)
Income statement data:
Total revenues	$3,267	$3,715	$3,627	$3,276	$2,822
Total cost of revenues	2,164	2,405	2,335	2,160	1,890
Gross profit	1,103	1,310	1,292	1,116	932
Selling, general and administrative expenses	514	598	617	554	449
Charge related to settlement of SEC inquiry	14	—	—	—	—
Goodwill impairment charge	1,147	—	—	—	—
Restructuring and asset impairment charge	—	—	—	—	(4)
Non-rental depreciation and amortization	58	54	50	38	41
Operating (loss) income	(630)	658	625	524	446
Interest expense, net	174	187	208	181	327
Interest expense-subordinated convertible debentures	9	9	13	14	14
Other (income) expense, net	—	(116)	(1)	(2)	5
(Loss) income from continuing operations before (benefit) provision for income taxes	(813)	578	405	331	100
(Benefit) provision for income taxes	(109)	215	156	129	28
(Loss) income from continuing operations	(704)	363	249	202	72
Loss from discontinued operations, net of taxes	—	(1)	(25)	(15)	(156)
Net (loss) income	$(704)	$362	$224	$187	$(84)

Preferred stock redemption charge	$(239)	—	—	—	—
Net (loss) income available to common stockholders	$(943)	$369	$234	$198	$(82)
Basic (loss) earnings available to common stockholders (per share):
(Loss) income from continuing operations (inclusive of preferred stock redemption charge)	$(12.62)	$3.61	$2.58	$2.13	$0.77
Loss from discontinued operation	$—	$(0.01)	$(0.26)	$(0.16)	$(1.65)
Net (loss) income	$(12.62)	$3.60	$2.32	$1.97	$(0.88)
Diluted (loss) earnings available to common stockholders (per share):
(Loss) income from continuing operations (inclusive of preferred stock redemption charge)	$(12.62)	$3.26	$2.28	$1.93	$0.71
Loss from discontinued operation	$—	$(0.01)	$(0.22)	$(0.13)	$(1.50)
Net (loss) income	$(12.62)	$3.25	$2.06	$1.80	$(0.79)

	December 31,
	2008	2007	2006	2005	2004
	(in millions)
Balance sheet data:
Total assets	$4,191	$5,842	$5,366	$5,470	$5,070
Debt	3,199	2,570	2,556	2,930	2,945
Subordinated convertible debentures	146	146	146	222	222
Stockholders’ equity (deficit)	$(29)	$2,018	$1,538	$1,229	$1,026

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share data and unless otherwise indicated)

We are the largest equipment rental company in the world with an integrated network of 628 rental locations in the United States, Canada and Mexico. Although the equipment rental industry is highly fragmented and diverse, we believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services as well as with newer and better maintained equipment, and greater flexibility to transfer equipment among branches.

We offer for rent over 2,800 classes of rental equipment, including construction equipment, industrial and heavy machinery, aerial work platforms, trench safety equipment and homeowner items. Our revenues are derived from the following sources: equipment rentals, sales of used rental equipment, sales of new equipment, contractor supplies sales and service and other. In 2008, rental equipment revenues represented 76 percent of our total revenues.

In 2008, our strategy aimed at growing our earnings at higher margins, while also continuing to generate significant cash flow. Three key elements of this strategy were: refocusing our employees and sales representatives on our core rental business; optimizing the management of our rental fleet; and reducing our operating costs. Our 2008 achievements in pursuing this strategy included:

•	continued improvement in fleet transfers, which drove fleet transfers to a record $1.3 billion, on average each quarter on an OEC basis;

•	a reduction in our employee headcount from approximately 10,900 at December 31, 2007 to approximately 9,900 at December 31, 2008;

•	a reduction in our branch network from 697 at December 31, 2007 to 628 at December 31, 2008;

•

a reduction in our selling, general and administrative expenses of $84, or 14.0 percent, for 2008; a portion of these reductions are associated with the $22 of savings we realized from our strategic sourcing initiative, which was designed to consolidate our non-equipment purchases, bringing the cumulative savings since launching this program in 2006 to $44;

•	contractor supplies gross margin improvement to 23.6 percent from 19.0 percent for 2007, reflecting our success in repositioning this business as a complementary offering to equipment rentals; and

•	free cash flow generation of $335 in 2008, compared to $242 in 2007.

In 2009, we will continue to focus on our core rental business, optimizing fleet management, disciplined cost management and free cash generation. Additionally, we will focus on optimizing our field operations to improve sales force effectiveness, and increasing the proportion of our revenues which come from national account and other large customers. To the extent we are successful at increasing the proportion of our revenue derived from these customers, we believe that over the long-term we can improve our equipment rental gross margins and overall profitability as these accounts tend to have higher utilization and can be serviced more cost effectively. In 2009, we also intend to actively pursue growth in industrial rentals, where we believe our depth of resources and branch footprint give us a competitive advantage. Moreover, industrial rentals are subject to different cyclical pressures than the commercial construction market, where we are seeing demand continue to soften as spending is curtailed.

Although we expect 2009 to be a challenging year for both our company and the U.S. equipment rental industry generally, we believe our strategy, coupled with our broad geographic footprint, extensive rental fleet, advanced information technology systems, disciplined purchasing power, industry experience and ability to deliver extraordinary customer service, will position us to weather the economic downturn, and enable us to strengthen our leadership position and improve our returns to stockholders once economic conditions improve.

In June 2008, we commenced a modified “Dutch auction” tender offer in which we offered to purchase up to 27.16 million shares of our common stock at a price not less than $22.00 nor greater than $25.00 per share. The tender offer expired in July 2008 and, in accordance with the terms of the offer, we accepted for payment an aggregate of 27.16 million shares of our common stock at a price of $22.00 per share, for a total cost of $603 (including fees and expenses). The number of shares of common stock purchased in the tender offer represented approximately 31.4 percent of the total common stock outstanding on the last full trading day prior to the commencement of the offer.

Also in June 2008, and in connection with our announcement of the tender offer, we repurchased all of our outstanding Series C and Series D preferred stock, a substantial majority of which was held by Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. Prior to this preferred stock repurchase, a majority of the preferred holders had the right to consent to certain transactions by us, including the aforementioned tender offer. Under the definitive repurchase agreement, the total purchase price for the preferred stock was approximately $679, a portion of which was settled through the issuance by Holdings of new 14 percent HoldCo Notes. In addition, and as a result of the repurchase of the preferred stock, Leon Black and Michael Gross, the two directors elected by the former preferred holders in accordance with the terms of the Series C preferred stock, resigned from our board. Also in June 2008, Holdings, URNA and certain of our subsidiaries entered into a credit agreement providing for a new $1.250 billion ABL facility, in connection with which URNA repaid the amounts outstanding under its former revolving credit facility and term loan. See notes 10 and 14 to our consolidated financial statements for additional information concerning the ABL facility, which was subsequently upsized to $1.285 billion, and the repurchase of the preferred stock, respectively.

As discussed in note 13 to our consolidated financial statements and elsewhere in this report, the Company is subject to certain ongoing class action and derivative lawsuits, and recently settled an SEC inquiry. The U.S. Attorney’s office has also requested information from the Company about matters related to the SEC inquiry. As previously discussed, in the third quarter of 2008 we settled, without admitting or denying the allegations in the SEC’s complaint, to the entry of a judgment requiring us to pay a civil penalty of $14 and disgorgement of one dollar and enjoining us from violations of certain provisions of the federal securities laws in the future. We cannot predict the outcome or other consequences of these matters as to the Company and, other than the reserve we have recognized as of December 31, 2008 related to our contribution toward the settlement of the In re United Rentals, Inc. Securities Litigation discussed in note 13 to our consolidated financial statements, we have not accrued any amounts related to their ultimate disposition. Any liabilities resulting from an adverse judgment or settlement of these matters may be material to our results of operations and cash flows during the period incurred. Other costs associated with the SEC inquiry, the U.S. Attorney’s office inquiry and the class action and derivative suits, including reimbursement of attorneys’ fees incurred by indemnified officers and directors, are expensed as incurred.

Financial Overview

(Loss) income from continuing operations. (Loss) income from continuing operations and diluted (loss) earnings per share from continuing operations for each of the three years in the period ended December 31, 2008 were as follows:

	Year Ended December 31,
	2008	2007	2006
(Loss) income from continuing operations	$(704)	$363	$249
Diluted (loss) earnings per share from continuing operations	$(12.62)	$3.26	$2.28

2008 loss from continuing operations of $704, or $12.62 per diluted share, includes the following after-tax items: (i) an aggregate non-cash goodwill impairment charge of $911, or $(12.19) per diluted share, (ii) a gain of $26, or $0.35 per diluted share, related to the repurchase of $130 principal amount of outstanding senior and senior subordinated notes, (iii) a charge of $14, or $(0.19) per diluted share, related to the settlement of the SEC inquiry, (iv) a charge of $14, or $(0.18) per diluted share, related to the aggregate impact of closing 75 branches during the year and impairing certain rental assets, and (v) a charge of $8, or $(0.10) per diluted share, primarily related to the establishment of a valuation allowance related to certain foreign tax credits. In addition to these matters, 2008 diluted loss per share from continuing operations includes a $(3.19) per diluted share preferred stock redemption charge associated with the June 2008 repurchase of our Series C and D preferred stock. The preferred stock redemption charge reduces income available to common stockholders for earnings-per-share purposes, but does not affect net income.

2007 income from continuing operations of $363, or $3.26 per diluted share, included an after-tax gain of $57, or $0.50 per diluted share, related to the December 2007 termination of our merger agreement with affiliates of Cerberus as well as net after-tax foreign currency transaction gains of $11, or $0.10 per diluted share.

EBITDA GAAP Reconciliation. EBITDA represents the sum of (loss) income from continuing operations before (benefit) provision for income taxes, interest expense, net, interest expense-subordinated convertible debentures, depreciation-rental equipment, goodwill impairment charge and non-rental depreciation and amortization. Pro-forma EBITDA represents EBITDA plus (i) the sum of the charges related to the settlement of the SEC inquiry and branch closures, net, as well as the net foreign currency transaction loss, less (ii) the sum of the merger termination benefit and net foreign currency transaction gain. Management believes that EBITDA and pro-forma EBITDA provide useful information about operating performance and period-over-period growth. However, EBITDA and pro-forma EBITDA are not measures of financial performance or liquidity under U.S. generally accepted accounting principles (“GAAP”) and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between (loss) income from continuing operations before (benefit) provision for income taxes and EBITDA and pro-forma EBITDA.

	Year Ended December 31,
	2008	2007	2006
(Loss) income from continuing operations before (benefit) provision for income taxes	$(813)	$578	$405
Interest expense, net	174	187	208
Interest expense—subordinated convertible debentures	9	9	13
Depreciation—rental equipment	455	437	408
Goodwill impairment charge	1,147	—	—
Non-rental depreciation and amortization	58	54	50

EBITDA	$1,030	$1,265	$1,084

Merger termination benefit	—	(91)	—
Net foreign currency transaction loss (gain)	1	(17)	—
Charge related to settlement of SEC inquiry	14	—	—
Branch closure charges, net	14	1	1

Pro-forma EBITDA	$1,059	$1,158	$1,085

For the year ended December 31, 2008, EBITDA decreased $235, or 18.6 percent, primarily reflecting lower equipment rental gross profit due to the softening construction environment and the absence of the $91 merger termination benefit, which enhanced our 2007 results. The EBITDA decline also reflects reduced sales of contractor supplies, consistent with our strategy to focus on the higher margin core rental business as well as lower new and used equipment sales. On a pro-forma basis, our EBITDA declined $99, or 8.5 percent, also reflecting lower equipment rental gross profit and reduced revenues from our other lines of business. We were able to partially offset the impact of these factors with savings realized from our ongoing initiatives to reduce operating costs and, as a result, improved our pro-forma EBITDA margin by 1.2 percentage points to 32.4 percent.

For the year ended December 31, 2007, EBITDA increased $181, or 16.7 percent, primarily reflecting higher equipment rental gross profit and savings realized from our cost reduction initiatives as well as the $91 merger termination benefit and $17 of net foreign currency transaction gains. On a pro-forma basis, our EBITDA increased $73, or 6.7 percent, and our margin improved 1.3 percentage points to 31.2 percent, also reflecting higher equipment rental gross profit as well as savings realized from our cost reduction initiatives.

Revenues. Revenues for each of the three years in the period ended December 31, 2008 were as follows:

	Year Ended December 31,			Percent Change
	2008	2007	2006	2008	2007
Equipment rentals	$2,469	$2,625	$2,526	(5.9)	3.9
Sales of rental equipment	264	319	335	(17.2)	(4.8)
Sales of new equipment	179	230	232	(22.2)	(0.9)
Contractor supplies sales	212	378	385	(43.9)	(1.8)
Service and other revenue	143	163	149	(12.3)	9.4

Total revenues	$3,267	$3,715	$3,627	(12.1)	2.4

Equipment rentals include our revenues from renting equipment, as well as related revenues such as the fees we charge for equipment delivery, fuel, repair or maintenance of rental equipment and damage waivers. Sales of rental equipment represent our revenues from the sale of used rental equipment. Contractor supplies sales include our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other revenue includes our repair services (including parts sales) as well as the operations of our subsidiaries that develop and market software for use by equipment rental companies in managing and operating multiple branch locations.

2008 total revenues of $3.3 billion decreased 12.1 percent, compared with total revenues of $3.7 billion in 2007. The decrease primarily reflects a 5.9 percent decrease in equipment rental revenue, a 43.9 percent decline in contractor supplies sales, a 17.2 percent decline in used equipment sales, and a 22.2 percent decline in new equipment sales. The decrease in equipment rental revenue reflects a 3.1 percent decline in rental rates and a 0.4 percentage point decrease in time utilization. The 43.9 percent decline in contractor supplies sales reflects the strategic shift we began in the second half of 2007 to reposition our contractor supplies business as a complementary offering to our core rental business. The decline in used equipment sales primarily reflects volume declines as we focus on selling older assets, in line with our life-cycle management strategy. The decline in new equipment sales reflects volume declines. In 2009, based on our analysis of industry forecasts and with consideration given to the broader economic and credit environment, we expect our total revenues to decline.

2007 total revenues of $3.7 billion increased 2.4 percent, compared with total revenues of $3.6 billion in 2006. The increase primarily reflects a 3.9 percent increase in equipment rental revenue, partially offset by a 4.8 percent decline in used equipment sales and a 1.8 percent decline in contractor supplies sales. The increase in equipment rental revenue reflects a 2.5 percentage point improvement in time utilization, partially offset by a 1.1 percent decline in rental rates. The decline in used equipment sales reflects volume declines and a shift in the mix of equipment sold. The 1.8 percent decline in contractor supplies sales is consistent with the strategic shift we began in the second half of 2007 to reposition our contractor supplies business.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. A summary of our significant accounting policies is contained in note 2 to our consolidated financial statements. In applying many accounting principles, we make assumptions, estimates and/or judgments. These assumptions, estimates and judgments are often subjective and may change based on changing circumstances or changes in our analysis. Material changes in these assumptions, estimates and/or judgments have the potential to materially alter our results of operations. We have identified below our accounting policies that we believe could potentially produce materially different results were we to change underlying assumptions, estimates and/or judgments. Although actual results may differ from those estimates, we believe the estimates are reasonable and appropriate.

Revenue Recognition. We recognize equipment rental revenue on a straight-line basis. Our rental contract periods are daily, weekly or monthly. By way of example, if a customer were to rent a piece of equipment and the daily, weekly and monthly rental rates for that particular piece were (in actual dollars) $100, $300 and $900, respectively, we would recognize revenue of $32.14 per day. The daily rate for recognition purposes is calculated by dividing the monthly rate of $900 by the monthly term of 28 days. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date. Revenues from the sale of rental equipment and new equipment are recognized at the time of delivery to, or pick-up by, the customer and when collectibility is reasonably assured. Sales of contractor supplies are also recognized at the time of delivery to, or pick-up by, the customer.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance.

Useful Lives of Rental Equipment and Property and Equipment. We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value which ranges from zero percent to ten percent of cost. The useful life of an asset is determined based on our estimate of the period the asset will generate revenues, and the salvage value is determined based on our estimate of the minimum value we will realize from the asset after such period. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

Purchase Price Allocation. We have made a significant number of acquisitions in the past and may continue to make acquisitions in the future. We allocate the cost of the acquired enterprise to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. With the exception of goodwill, long-lived fixed assets generally represent the largest component of our acquisitions. The long-lived fixed assets that we acquire are primarily rental equipment, transportation equipment and real estate. With limited exceptions, virtually all of the rental equipment that we have acquired through purchase business combinations has been classified as “To be Used,” rather than as “To be Sold.” Equipment that we acquire and classify as “To be Used” is recorded at fair value, as determined by replacement cost to the Company of such equipment. We use third party valuation experts to help calculate replacement cost.

In addition to long-lived fixed assets, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the book values reflected on the acquired entities’ balance sheets. However, when appropriate, we adjust these book values for factors such as collectibility and existence. The intangible assets that we have acquired are primarily goodwill, customer relationships and covenants not-to-compete. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the amounts assigned to the assets acquired and the liabilities assumed. Customer relationships and non-compete agreements are valued based on an excess earnings or income approach with consideration to projected cash flows.

Evaluation of Goodwill Impairment. We have made numerous acquisitions over the years, principally during the period between 1997 and 2000, that included the recognition of a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We estimate the fair value of our reporting units (or our regions) using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market price data of stocks of corporations engaged in similar businesses. We review goodwill for impairment utilizing a two-step process. The first step of the impairment test requires a comparison of the fair value of each of our reporting units to the respective carrying value. If the carrying value of a reporting unit is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

Inherent in our development of the present value of future cash flow projections are assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, cost of capital and tax rates. We also make certain assumptions about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit, and therefore could affect the amount of potential impairment. The following assumptions are significant to our income approach:

•

Business Projections—We make assumptions about the level of equipment rental activity in the marketplace and cost levels. These assumptions drive our planning assumptions for pricing and utilization and also serve as key inputs for developing our cash flow projections. These projections are derived using our internal business plans over a ten-year planning period that are updated at least annually and reviewed by our board of directors;

•

Long-term Growth Rates—Beyond the planning period, we also determine an assumed long-term growth rate representing the expected rate at which a reporting unit’s earnings stream is projected to grow. These rates are used to calculate the terminal value of our reporting units, and are added to the cash flows projected during our ten-year planning period; and

•

Discount Rates—Our combined future cash flows are then discounted at a rate that is consistent with a weighted average cost of capital that is likely to be used by market participants. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. In connection with our fourth quarter 2008 goodwill impairment testing, we utilized a discount rate of between 10 percent and 11.5 percent, which we believe is reasonable.

The market approach is one of the other primary methods used for estimating fair value of a reporting unit. This assumption relies on the market value (market capitalization) of companies that are engaged in the same or a similar line of business.

During the fourth quarter of 2008, with the assistance of a third party valuation firm and in connection with the preparation of our year-end financial statements, we recognized an aggregate non-cash goodwill impairment charge of $1.1 billion related to certain reporting units within our general rentals segment. The charge reflects the challenges of the current construction cycle, as well as the broader economic and credit environment, and includes $1.0 billion, reflecting conditions at the time of our annual October 1 testing date, as well as an additional $100 as of December 31, reflecting further deterioration in the economic and credit environment during the fourth quarter. Substantially all of the impairment charge relates to goodwill arising out of acquisitions made by the Company between 1997 and 2000.

Income Taxes. We recognize deferred tax assets and liabilities for certain future deductible or taxable temporary differences expected to be reported in our income tax returns. These deferred tax assets and liabilities are computed using the tax rates that are expected to apply in the periods when the related future deductible or taxable temporary difference is expected to be settled or realized. In the case of deferred tax assets, the future realization of the deferred tax benefits and carryforwards are determined with consideration to historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We generally evaluate projected taxable income over an appropriate period for each jurisdiction to determine the recoverability of all deferred tax assets and, in addition, examine the length of the carryforward to ensure the deferred tax assets are established in an amount that is more likely than not to be realized. We have provided a partial valuation allowance against a deferred tax asset for state operating loss carryforward amounts. This valuation allowance was required because it is more likely than not that some of the state carryforward amounts will expire unused.

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, accruals for tax contingencies are established based on the probable outcomes of such matters. Our ongoing assessments of the probable outcomes of the examinations and related tax accruals require judgment and could increase or decrease our effective tax rate as well as impact our operating results.

Reserves for Claims. We are exposed to various claims relating to our business, including those for which we retain portions of the losses through the application of deductibles and self-insured retentions, which we sometimes refer to as “self-insurance.” These claims include (i) workers compensation claims and (ii) claims by third parties for injury or property damage involving our equipment or personnel. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates, which incorporate actuarial valuations that are periodically prepared by our third party actuaries. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claims history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels.

Legal Contingencies. We are involved in a variety of claims, lawsuits, investigations and proceedings, as described in note 13 to our consolidated financial statements and elsewhere in this report. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination such that we expect an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for a significant amount, they could have a material adverse effect on our results of operations in the period or periods in which such change in determination, judgment or settlement occurs.

Results of Operations

As discussed in note 4 to our consolidated financial statements, our reportable segments are general rentals and trench safety, pump and power. The general rentals segment includes the rental of construction, infrastructure, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada.

These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results.

Revenues by segment for each of the three years in the period ended December 31, 2008 were as follows:

	General rentals	Trench safety, pump and power	Total
2008
Equipment rentals	$2,299	$170	$2,469
Sales of rental equipment	252	12	264
Sales of new equipment	172	7	179
Contractor supplies sales	202	10	212
Service and other revenues	140	3	143

Total revenue	$3,065	$202	$3,267

2007
Equipment rentals	$2,449	$176	$2,625
Sales of rental equipment	304	15	319
Sales of new equipment	217	13	230
Contractor supplies sales	362	16	378
Service and other revenues	160	3	163

Total revenue	$3,492	$223	$3,715

2006
Equipment rentals	$2,357	$169	$2,526
Sales of rental equipment	322	13	335
Sales of new equipment	216	16	232
Contractor supplies sales	369	16	385
Service and other revenues	146	3	149

Total revenue	$3,410	$217	$3,627

Equipment rentals. 2008 equipment rentals of $2.47 billion decreased $156, or 5.9 percent, reflecting a 3.1 percent decline in rental rates and a 0.4 percentage point decrease in time utilization. Equipment rentals represented 76 percent of total revenues in 2008. On a segment basis, equipment rentals represented 75 percent and 84 percent of total revenue for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals decreased $150, or 6.1 percent, reflecting a 5.6 percent decrease in same-store rental revenues. Trench safety, pump and power equipment rentals decreased $6, or 3.4 percent, reflecting a 3.0 percent decrease in same-store rental revenues.

2007 equipment rentals of $2.63 billion increased $99, or 3.9 percent, reflecting a 2.5 percentage point increase in time utilization on a larger fleet, partially offset by a 1.1 percent decline in rental rates and a shift in the mix of equipment on rent. Equipment rentals represented 71 percent of total revenues in 2007. On a segment basis, equipment rentals represented 70 percent and 79 percent of total revenue for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals increased $92, or 3.9 percent, reflecting a 3.2 percent increase in same-store rental revenues. Trench safety, pump and power equipment rentals increased $7, or 4.1 percent, reflecting a 1.7 percent increase in same-store rental revenues as well as increased revenues from cold starts.

Sales of rental equipment. For each of the three years in the period ended December 31, 2008, sales of rental equipment represented between 8 and 9 percent of our total revenues. Our general rentals segment accounted for approximately 96 percent of these sales. 2008 sales of rental equipment of $264 declined $55, or 17.2 percent, from 2007 reflecting volume declines as we focus on selling older assets, in line with our life-cycle management strategy. In 2008, the average age of our used equipment sold was 79 months, an increase of four months versus the prior year. 2007 sales of rental equipment of $319 declined $16, or 4.8 percent, from 2006 reflecting price and volume declines as well as a shift in the mix of equipment sold.

Sales of new equipment. For each of the three years in the period ended December 31, 2008, sales of new equipment represented approximately 6 percent of our total revenue. Our general rentals segment accounted for approximately 94 percent of these sales. 2008 sales of new equipment of $179 declined $51, or 22.2 percent, from 2007 reflecting volume declines. 2007 sales of new equipment of $230 declined $2, or 0.9 percent, from 2006 reflecting volume declines, partially offset by price increases.

Sales of contractor supplies. For the year ended December 31, 2008, sales of contractor supplies represented approximately 6 percent of our total revenue, compared to approximately 10 percent in each of the prior two years. Our general rentals segment accounted for approximately 96 percent of these sales in each of the three years in the period ended December 31, 2008. 2008 sales of contractor supplies of $212 declined $166, or 43.9 percent, from 2007 reflecting the strategic shift we began in the second half of 2007 to reposition our contractor supplies business as a complementary offering to our core rental business. 2007 sales of contractor supplies of $378 declined $7, or 1.8 percent, from 2006 reflecting the initial effect of repositioning this business.

Service and other revenues. For each of the three years in the period ended December 31, 2008, service and other revenues represented approximately 4 percent of our total revenue. Our general rentals segment accounted for approximately 98 percent of these sales. 2008 service and other revenues of $143 decreased $20, or 12.3 percent, from 2007 primarily reflecting decreased revenues from service labor and software sales. 2007 service and other revenues of $163 increased $14, or 9.4 percent, from 2006 reflecting increased volume.

Discontinued Operation. In December 2006, we entered into a definitive agreement to sell our traffic control business to HTS Acquisition, Inc., an entity formed by affiliates of private equity investors Wynnchurch Capital Partners and Oak Hill Special Opportunities Fund L.P. In connection with this transaction, we recorded an after-tax loss on sale in 2006 of $24. The transaction closed in February 2007 and we received net proceeds of $66. The loss on sale, as well as the results of operations of our traffic control business, have been reflected as a discontinued operation in our consolidated statements of operations.

Fourth Quarter 2008 Items. In addition to the non-cash goodwill impairment charge discussed above, in the fourth quarter of 2008, we repurchased and retired an aggregate of $130 principal amount of our outstanding 6 1/2 percent Senior Notes due 2012, 7 3/4 percent Senior Subordinated Notes due 2013 and 7 percent Senior Subordinated Notes due 2014. Interest expense for 2008 includes a pre-tax gain of $45, representing the difference between the net carrying amount of these securities and the total purchase price of $82. Additionally, during the fourth quarter of 2008, we closed 43 branches and recognized a pre-tax charge of $12, principally related to lease termination costs. Of this amount, $9 was recorded in cost of equipment rentals, excluding depreciation, $2 was recorded in selling, general and administrative expenses and $1 was recognized in non-rental depreciation and amortization. During the quarter, we also recognized a non-cash impairment charge of $8 within depreciation of rental equipment related to certain rental assets. During the fourth quarter of 2008, we also reduced our reserve for obsolescence and shrinkage by $3 following our annual physical inventory inspections. This benefit was recorded in cost of equipment rentals, excluding depreciation. Also, during the fourth quarter of 2008, we recognized a benefit of $5 reflecting recent experience related to our estimated provision for self-insurance reserves. This benefit was recorded in cost of equipment rentals, excluding depreciation.

Fourth Quarter 2007 Items. During the fourth quarter of 2007, we reduced our reserve for obsolescence and shrinkage by $4 following our annual physical inventory inspections. This benefit was recorded in cost of equipment rentals, excluding depreciation. Also, during the fourth quarter of 2007, we recognized a benefit of $3 reflecting recent experience related to our estimated provision for self-insurance reserves. This benefit was recorded in cost of equipment rentals, excluding depreciation. In addition to these matters, during the fourth quarter we recognized a pre-tax gain of $94 related to the termination of our merger agreement with affiliates of Cerberus as well as net foreign currency transaction gains of $17 (pre-tax). Both of these matters are discussed further below; see other income.

Segment Operating Income. Segment operating income and operating margin for each of the three years in the period ended December 31, 2008 were as follows:

	General rentals	Trench safety, pump and power	Total
2008
Operating Income	$478	$53	$531
Operating Margin	15.6%	26.2%	16.3%
2007
Operating Income	$601	$57	$658
Operating Margin	17.2%	25.6%	17.7%
2006
Operating Income	$567	$58	$625
Operating Margin	16.6%	26.7%	17.2%

The following is a reconciliation of segment operating income to total Company operating (loss) income:

	2008	2007	2006
Total segment operating income	$531	$658	$625
Unallocated items:
Goodwill impairment charge	(1,147)	—	—
Charge related to settlement of SEC inquiry	(14)	—	—

Operating (loss) income	$(630)	$658	$625

General rentals. For each of the three years in the period ended December 31, 2008, general rentals accounted for between 90 and 91 percent of our total operating income, excluding the 2008 goodwill impairment charge. This contribution percentage is consistent with general rentals’ revenue contribution over the same period. General rentals’ operating margin in 2008 decreased 1.6 percentage points from 2007, primarily reflecting a 3.6 percentage point reduction in gross margin from equipment rentals, partially offset by the favorable impact of a shift in revenue mix resulting from our focus on higher margin equipment rentals and the benefits of cost-savings initiatives. General rentals’ operating margin in 2007 increased 0.6 percentage points from 2006, primarily resulting from the realization of the initial benefits of cost-saving initiatives implemented in 2007.

Trench safety, pump and power. For the year ended December 31, 2008, operating income decreased by $4 and operating margin increased by 0.6 percentage points from 2007, reflecting reduced gross margins from equipment rentals and improved selling, general and administrative leverage. Operating income in 2007 declined $1 from 2006, reflecting slight declines in gross profit on new equipment sales and contractor supplies, partially offset by an increase in gross profit on sales of rental equipment.

Gross Margin. We have historically realized higher gross margins on sales of rental equipment than on sales of new equipment. This is consistent with the marketplace in general and not unique to United Rentals. Gross margins by revenue classification were as follows:

	Year Ended December 31,
	2008	2007	2006
Total gross margin	33.8	35.3	35.6
Equipment rentals	35.4	38.8	39.1
Sales of rental equipment	25.0	26.3	29.3
Sales of new equipment	15.6	17.4	17.7
Contractor supplies sales	23.6	19.0	21.6
Service and other revenues	59.4	58.3	55.0

2008 gross margin of 33.8 percent declined 1.5 percentage points from 2007, primarily reflecting a 3.4 percentage point decline in gross margin on equipment rentals, partially offset by a 4.6 percentage point improvement in gross margin on contractor supplies sales. The decline in equipment rental gross margin reflects a 3.1 percent decline in rental rates, partially offset by savings realized from our ongoing cost savings initiatives. Additionally, equipment rentals gross margin was adversely impacted by charges of $20 related to the aggregate impact of closing 75 branches during the year and impairing certain rental assets. The increase in contractor supplies gross margin is consistent with the strategic shift we began in the second half of 2007 to reposition our contractor supplies business by focusing on higher margin products and reducing the number of our distribution centers from nine to two. In 2009, we expect our gross margins on equipment rentals to decline as industry-wide rental rates come under further pressure. Additionally, we expect our 2009 gross margins from the sales of rental equipment to decline as companies look to defleet in a softening construction environment.

2007 gross margin of 35.3 percent declined 0.3 percentage points from 2006, reflecting a 0.3 percentage point decline in gross margin on equipment rentals, a 3.0 percentage point decline in gross margin on sales of rental equipment and a 2.6 percentage point decline in gross margin on contractor supplies, partially offset by a 3.3 percentage point improvement in gross margin on service and other revenues. The decline in equipment rental gross margin reflects increased rental costs and a 1.1 percent decline in rental rates, partially offset by a 2.5 percentage point improvement in time utilization. The decline in gross margins on sales of rental equipment and contractor supplies reflects pricing pressure as well as a shift in the mix of product sold. The increase in margin on service and other revenues reflects increased revenue.

Selling, general and administrative (SG&A) expenses. SG&A expense information for each of the three years in the period ended December 31, 2008 was as follows:

	Year Ended December 31,
	2008	2007	2006
Total SG&A expenses	$514	$598	$617
SG&A as a percentage of revenue	15.7	16.1	17.0

SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, advertising and marketing expenses, management salaries, bad debt expense and clerical and administrative overhead.

2008 SG&A expense of $514 declined $84, or 14.0 percent, compared to 2007 and declined by 0.4 percentage points as a percentage of revenue. This decline reflects the benefits we realized from our cost saving initiatives, including reduced compensation costs and travel expenses, partially offset by normal inflationary increases and a $7 increase in bad debt expense. The increase in bad debt expense reflects a deterioration in 2008 in accounts receivable collection experience and write-off trends. As discussed in note 13 to our consolidated financial statements, our results for 2008 also include a net benefit of $3 related to the settlement of a consolidated class action lawsuit previously filed against the Company related to the SEC inquiry. This net benefit, which was recognized as a reduction of SG&A expense during 2008, reflects the fact that the Company’s contribution to the settlement was more than offset by the fourth quarter 2008 reimbursement of related professional fees that had been previously expensed by the Company. Excluding the impact of the net benefit, our professional fees for regulatory matters were $8 in 2008 as compared to $9 in 2007.

2007 SG&A expense of $598 declined $19, or 3.1 percent, compared to 2006 and declined by 0.9 percentage points as a percentage of revenue. This decline reflects a $13 reduction in professional fees related to regulatory matters, the initial benefits of our cost-saving initiatives, reduced incentive compensation costs and a $3 reduction in bad debt expense. The benefit associated with these matters was partially offset by severance costs associated with headcount reductions completed in the second half of 2007, the amendment of our former Chairman’s service agreement, charges associated with the accelerated vesting of a restricted stock award held by our former Chief Executive Officer upon his June 4, 2007 retirement as well as normal inflationary increases.

Charge related to settlement of SEC inquiry. Our results for the year ended December 31, 2008 include a $14 charge, which was recognized in the second quarter and represented our best estimate for the liability associated with this matter. As previously announced, and as further discussed in note 13 to our consolidated financial statements, in September 2008, we announced that we had reached a final settlement with the SEC and we paid a civil penalty of $14.

Goodwill impairment charge. As discussed above (see “Critical Accounting Policies—Evaluation of Goodwill Impairment”) and in note 8 to our consolidated financial statements, during the fourth quarter of 2008, we recorded an aggregate non-cash goodwill impairment charge of $1.1 billion related to certain reporting units within our general rentals segment. The impairment charge reflects the challenges of the current construction cycle as well as the broader economic and credit environment.

Non-rental depreciation and amortization for each of the three years in the period ended December 31, 2008 was as follows:

	Year Ended December 31,
	2008	2007	2006
Non-rental depreciation and amortization	$58	$54	$50

Non-rental depreciation and amortization includes (i) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements as well as (ii) the amortization of other intangible assets. Our other intangible assets consist of non-compete agreements as well as customer-related intangible assets. The increase in 2008 and 2007 expense levels principally relates to a higher basis of depreciable assets.

Interest expense, net for each of the three years in the period ended December 31, 2008 was as follows:

	Year Ended December 31,
	2008	2007	2006
Interest expense, net	$174	$187	$208

Interest expense for the year ended December 31, 2008 decreased by $13, or 7.0 percent, primarily due to the $45 gain on the repurchase of our senior and senior subordinated notes discussed above, partially offset by the impact of our increased debt following the preferred stock repurchase and completion of the tender offer, and a non-cash charge of $6 relating to the aggregate impact of the retirement of $125 of the principal amount of the 14 percent HoldCo Notes as well as the retirement of our former credit facility and term loan. Interest expense, net for the year ended December 31, 2007 decreased $21, or 10.1 percent, compared to 2006, reflecting lower average debt balances, the $9 benefit we recognized related to the mark-to-market impact of certain interest rate swaps and the absence of a $6 charge we incurred in 2006 related to our term loan prepayment and the retirement of subordinated convertible debentures.

Interest expense—subordinated convertible debentures for each of the three years in the period ended December 31, 2008 was as follows:

	Year Ended December 31,
	2008	2007	2006
Interest expense- subordinated convertible debentures	$9	$9	$13

As discussed further in note 11 to our consolidated financial statements, the subordinated convertible debentures included in our consolidated balance sheets reflect the obligation to our subsidiary trust that has issued Quarterly Income Preferred Securities (“QUIPS”). This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust. As of December 31, 2008 and 2007, the aggregate amount of subordinated convertible debentures outstanding was $146. The decline in interest expense- subordinated convertible debentures from 2006 to 2007 reflects the retirement of $76 of these subordinated convertible debentures in the second half of 2006.

Other (income) expense, net for each of the three years in the period ended December 31, 2008 was as follows:

	Year Ended December 31,
	2008	2007	2006
Other (income) expense, net	$—	$(116)	$(1)

In April 2007, we announced that our board of directors had authorized the commencement of a process to explore a broad range of strategic alternatives to maximize stockholder value, including a possible sale of the Company. In July 2007, we announced that we had signed a merger agreement to be acquired by affiliates of Cerberus. In December 2007, following the termination of that merger agreement, we received a break-up fee of $100. Other income for 2007 includes the income associated with the receipt of the break-up fee, net of related transaction costs of $9. Other income for 2007 also includes $17 of net foreign currency transaction gains relating to intercompany transactions primarily between our Canadian subsidiary, whose functional currency is the Canadian dollar, and our U.S. subsidiaries, whose functional currency is the U.S. dollar. Because these intercompany transactions do not hedge a foreign currency commitment and have been determined not to be of a long-term investment nature, exchange rate movements between the Canadian and U.S. dollars are required to be included in income during the period in which exchange rates change. Prior to 2007, we had been reflecting the impact of exchange rate changes on these intercompany transactions as a component of accumulated other comprehensive income within stockholders’ equity, rather than including them in income. Our results for 2007 include the cumulative impact of correcting for this matter. Of the $17 recognized in 2007, $13 relates to 2007 exchange rate movements and $4 relates to prior periods. This correction does not affect historical or future cash flows and its effect on our prior years’ net income, cash flows from operations, and stockholders’ equity is not material.

Income Taxes. The following table summarizes our continuing operations (benefit) provision for income taxes and the related effective tax rate for each respective period:

	2008	2007	2006
(Loss) income from continuing operations	$(813)	$578	$405
(Benefit) provision for income taxes	(109)	215	156
Effective tax rate (1)	13.4%	37.2%	38.5%

(1)	A detailed reconciliation of this effective tax rate to the U.S. federal statutory income tax rate is included in note 12 to our consolidated financial statements.

The differences between the effective tax rates of 13.4 percent, 37.2 percent, and 38.5 percent and the U.S. federal statutory income tax rate of 35.0 percent for 2008, 2007, and 2006, respectively, relate primarily to state taxes and certain nondeductible charges and other items. Additionally, 2008 reflects the non-deductibility of a portion of the $1.1 billion goodwill impairment charge as well as the non-deductibility of the $14 charge related to the settlement of the SEC inquiry. Additionally, 2007 includes a benefit associated with the release of state tax valuation allowances, partially offset by certain non-deductible compensation expense and prior year state tax matters. Our effective income tax rate will change based on discrete events (such as audit settlements) as well as other factors, including the geographical mix of income before taxes and the related tax rates in those jurisdictions.

Recent Accounting Pronouncements. See note 2 to our consolidated financial statements for a full description of recent accounting pronouncements, including the respective dates of adoption and effects on our results of operations and financial condition.

Liquidity and Capital Resources.

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

As previously discussed, in July 2008, in connection with a modified “Dutch auction” tender offer, we accepted for payment an aggregate of 27.16 shares of our common stock at a price of $22.00 per share, for a total cost of $603 (including fees and expenses). Also in June 2008, and in connection with our announcement of the tender offer, we repurchased all of outstanding Series C and Series D preferred stock for approximately $679. Pursuant to the repurchase agreement with the preferred holders, Holdings issued to the former preferred holders $425 aggregate principal amount of the 14 percent HoldCo Notes, in partial payment of the repurchase price of the preferred stock. In September 2008, we prepaid $125 of the principal amount of these notes.

In anticipation of the share repurchases, in June 2008 Holdings, URNA, and certain of our subsidiaries, entered into a credit agreement providing for a new $1.250 billion ABL facility, a portion of which is available in Canadian dollars, and repaid the $462 outstanding under our former revolving credit facility and term loan. The balance of the amounts necessary for the share repurchases, the repayment of our former credit facility and term loan, as well as related fees and expenses, was funded with existing cash on hand and through borrowings under the ABL facility and our accounts receivable securitization facility. For additional information concerning the ABL facility, which has recently been upsized to $1.285 billion, and the 14 percent HoldCo Notes, see note 10 to our consolidated financial statements.

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our ABL facility and accounts receivable securitization facility. As of December 31, 2008, we had (i) $505 of borrowing capacity available under our ABL facility, (ii) $35 of borrowing capacity available under our accounts receivable securitization facility and (iii) cash and cash equivalents of $77. Cash equivalents at December 31, 2008 consist of high quality, low risk investments. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

We expect that our principal needs for cash relating to our existing operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases and (iv) debt service. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our real estate or through the use of additional operating leases. For information on the scheduled principal and interest payments coming due on our outstanding debt and on the payments coming due under our existing operating leases, see “Certain Information Concerning Contractual Obligations.”

The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We estimate that our net rental capital expenditures, which we define as purchases of rental equipment less proceeds from sales of rental equipment, for 2009 to decline to approximately $100 from $360 in 2008, in line with our expectations for reduced construction activity and a challenging economic environment. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under our ABL facility and accounts receivable securitization facility.

Retirement of Senior and Senior Subordinated Notes. As discussed above, in the fourth quarter of 2008, we repurchased and retired an aggregate of $130 principal amount of our outstanding 6 1/2 percent Senior Notes due 2012, 7 3/4 percent Senior Subordinated Notes due 2013 and 7 percent Senior Subordinated Notes due 2014. Interest expense for 2008 includes a gain of $45, representing the difference between the net carrying amount of these securities and the total purchase price of $82.

Loan Covenants and Compliance. As of December 31, 2008, we were in compliance with the covenants and other provisions of our ABL facility, the senior notes, the QUIPS and our accounts receivable securitization facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

We consider our most restrictive covenant to be the fixed charge coverage ratio, which is the ratio of our adjusted EBITDA to our interest expense, as defined in our ABL facility. The minimum amount permitted under this covenant is 1.10 to 1.0 and our actual fixed charge coverage ratio for the year ended December 31, 2008 was 2.62 to 1.0.

As of December 31, 2008, primarily due to our goodwill impairment charge, we no longer had any restricted payment capacity under our 6 1/2 percent Senior Notes due 2012. This depletion limits our ability to move operating cash flows to Holdings, although certain intercompany arrangements are excepted.

Sources and Uses of Cash—Continuing Operations. During 2008, we (i) generated cash from operations of $764, (ii) generated cash from the sale of rental and non-rental equipment of $275 and (iii) received proceeds, net of payments, on debt of $279, principally related to our ABL facility. We used cash during this period principally to (i) purchase rental and non-rental equipment of $704, (ii) repurchase common stock of $603 and (iii) redeem our preferred stock of $257. During 2007, we (i) generated cash from operations of $859 (including the $100 termination fee we received from Cerberus, less transaction related costs of $9) and (ii) generated cash from the sale of rental and non-rental equipment of $342. We used cash during this period principally to (i) purchase rental and non-rental equipment of $990 and (ii) fund payments on debt, net of proceeds received, of $71. Additionally, during 2007, we received net proceeds of $66 related to the sale of our traffic control business.

Free Cash Flow GAAP Reconciliation

We define “free cash flow” as (i) net cash provided by operating activities—continuing operations less (ii) purchases of rental and non-rental equipment plus (iii) proceeds from sales of rental and non-rental equipment and excess tax benefits from share-based payment arrangements. Management believes free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash flow should not be considered an alternative to net income or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow.

	Year Ended December 31,
	2008	2007	2006
Net cash provided by operating activities—continuing operations	$764	$859	$834
Purchases of rental equipment	(624)	(870)	(873)
Purchases of non-rental equipment	(80)	(120)	(78)
Proceeds from sales of rental equipment	264	319	335
Proceeds from sales of non-rental equipment	11	23	17
Excess tax benefits from share-based payment arrangements	—	31	—

Free Cash Flow	$335	$242	$235

In 2008, we generated free cash flow of $335, compared to $242 in 2007. This increase reflects lower capital expenditures in 2008, consistent with our expectation for reduced construction activity and a challenging economic environment, partially offset by lower cash generated from operating activities. 2007 free cash flow, which includes $91 of proceeds related to the termination of the Cerberus transaction, increased $7, compared to 2006. Excluding the impact of the merger benefit, free cash flow in 2007 declined $84, or 36 percent, primarily reflecting lower cash generated from operating activities.

Our credit ratings as of February 23, 2009 were as follows:

	Corporate Rating	Outlook
Moody’s (1)	B2	Negative
S&P (1)	BB-	Negative
Fitch (1)	B+	Stable

(1)	Following the Company’s June 2008 announcement of the repurchase of its Series C and D preferred stock and modified “Dutch auction” tender offer for its common stock, both Moody’s and Standard & Poor’s placed the Company on negative outlook; the corporate rating at the time was B1 and BB-, respectively; Fitch downgraded the Company from BB- to B+ with a stable outlook. In January 2009, after the Company announced its goodwill impairment charge and in recognition of the deteriorating economic environment, Moody’s downgraded the Company to B2, while Standard & Poor’s affirmed its BB- rating. Both rating agencies retained a negative outlook. Fitch has retained its B+ rating with a stable outlook.

Both our ability to obtain financing and the related cost of borrowing are affected by our credit ratings, which are periodically reviewed by these rating agencies. Our current credit ratings are below investment grade and we expect our access to the public debt markets to be limited to the non-investment grade segment as long as our ratings reflect a below investment grade rating.

Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total
Debt and capital leases (1)	$13	$12	$269	$986	$1,211	$724	$3,215
Interest due on debt (2)	205	205	205	149	139	87	990
Operating leases (1):
Real estate	78	68	60	51	41	133	431
Non-rental equipment	48	34	23	14	8	7	134
Service agreements (3)	2	1	1	1	—	—	5
Purchase obligations (4)	23	1	—	—	—	—	24
Subordinated convertible debentures (5)	9	9	9	9	9	286	331

Total (6)	$378	$330	$567	$1,210	$1,408	$1,237	$5,130

(1)	The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases plus the maximum potential guarantee amounts associated with some of our non-rental equipment operating leases for which we guarantee that the value of the equipment at the end of the lease term will not be less than a specified projected residual value.
(2)	Estimated interest payments have been calculated based on the principal amount of debt and the effective interest rates as of December 31, 2008.
(3)	These represent service agreements with third parties to refurbish our aerial equipment and to operate the distribution centers associated with contractor supplies.
(4)

As of December 31, 2008, we had outstanding purchase orders with our equipment and inventory suppliers. These purchase orders, which were negotiated in the ordinary course of business, represent obligations of approximately $24 in the aggregate. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2009.

(5)	Includes interest payments.
(6)	This information excludes $7 of unrecognized tax benefits, which are discussed further in note 12 to our consolidated financial statements; $4 is expected to be paid in 2009, and it is not possible to estimate the time period during which the remaining amounts may be paid to tax authorities.

Certain Information Concerning Off-Balance Sheet Arrangements. We lease real estate and non-rental equipment under operating leases as a regular business activity. As part of some of our non-rental equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $14. Under current circumstances we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. In accordance with Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” this potential liability was not reflected on our balance sheet as of December 31, 2008 or any prior date as we believe that proceeds from the sale of the equipment under these operating leases would approximate the payment obligation.

Relationship Between Holdings and URNA. Holdings is principally a holding company and primarily conducts its operations through its wholly owned subsidiary, URNA, and subsidiaries of URNA. Holdings licenses its tradename and other intangibles and provides certain services to URNA in connection with its operations. These services principally include: (i) senior management services; (ii) finance and tax-related services and support; (iii) information technology systems and support; (iv) acquisition-related services; (v) legal services; and (vi) human resource support. In addition, Holdings leases certain equipment and real property that are made available for use by URNA and its subsidiaries.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable rate debt and (ii) foreign currency exchange rate risk primarily associated with our Canadian operations.

Interest Rate Risk. During 2007 and earlier periods, we utilized interest rate swap agreements and interest rate cap agreements to manage our interest costs and exposure to changes in interest rates. As of December 31, 2007, we had swap agreements with an aggregate notional amount of $1.2 billion. The effect of the swap agreements was, at December 31, 2007, to convert $1.2 billion of our fixed rate notes to floating rate instruments. In January 2008, we terminated all of our interest rate swap agreements and made a payment of $4. There were no outstanding derivative contracts (including interest rate swap or cap agreements) at December 31, 2008.

As of December 31, 2008, we had an aggregate of $948 of indebtedness that bears interest at variable rates. As of December 31, 2008, the variable rate debt included $689 of borrowings under our ABL facility and $259 of borrowings under our accounts receivable securitization facility. The interest rates applicable to our variable rate debt on December 31, 2008 were (i) 4.4 percent for the ABL facility and (ii) 2.1 percent for the accounts receivable securitization facility. As of December 31, 2008, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $6 for each one percentage point increase in the interest rates applicable to our variable rate debt.

The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our ABL facility and accounts receivable securitization facility. For additional information concerning the terms of our variable rate debt, see note 10 to our consolidated financial statements.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2008 relative to the Company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. We had no outstanding foreign exchange contracts as of December 31, 2008. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Stockholders of

United Rentals, Inc.

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Rentals, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 23, 2009

UNITED RENTALS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$77	$381
Accounts receivable, net of allowance for doubtful accounts of $23 at December 31, 2008 and $26 at December 31, 2007	454	519
Inventory	59	91
Prepaid expenses and other assets	37	57
Deferred taxes	76	72

Total current assets	703	1,120
Rental equipment, net	2,746	2,826
Property and equipment, net	447	440
Goodwill and other intangible assets, net	229	1,404
Other long-term assets	66	52

Total assets	$4,191	$5,842

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current maturities of long-term debt	$13	$15
Accounts payable	157	195
Accrued expenses and other liabilities	257	310

Total current liabilities	427	520
Long-term debt	3,186	2,555
Subordinated convertible debentures	146	146
Deferred taxes	414	539
Other long-term liabilities	47	64

Total liabilities	4,220	3,824

Preferred stock	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 59,890,226 and 86,329,773 shares issued and outstanding at December 31, 2008 and 2007, respectively	1	1
Additional paid-in capital	466	1,494
Retained earnings (accumulated deficit)	(512)	431
Accumulated other comprehensive income	16	92

Total stockholders’ equity (deficit)	(29)	2,018

Total liabilities and stockholders’ equity (deficit)	$4,191	$5,842

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Equipment rentals	$2,469	$2,625	$2,526
Sales of rental equipment	264	319	335
New equipment sales	179	230	232
Contractor supplies sales	212	378	385
Service and other revenues	143	163	149

Total revenues	3,267	3,715	3,627

Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,140	1,169	1,130
Depreciation of rental equipment	455	437	408
Cost of rental equipment sales	198	235	237
Cost of new equipment sales	151	190	191
Cost of contractor supplies sales	162	306	302
Cost of service and other revenues	58	68	67

Total cost of revenues	2,164	2,405	2,335

Gross profit	1,103	1,310	1,292
Selling, general and administrative expenses	514	598	617
Charge related to settlement of SEC inquiry	14	—	—
Goodwill impairment charge	1,147	—	—
Non-rental depreciation and amortization	58	54	50

Operating (loss) income	(630)	658	625
Interest expense, net	174	187	208
Interest expense—subordinated convertible debentures	9	9	13
Other (income) expense, net	—	(116)	(1)

(Loss) income from continuing operations before (benefit) provision for income taxes	(813)	578	405
(Benefit) provision for income taxes	(109)	215	156

(Loss) income from continuing operations	(704)	363	249
Loss from discontinued operation, net of taxes	—	(1)	(25)

Net (loss) income	$(704)	$362	$224

Preferred stock redemption charge	(239)	—	—
Net (loss) income available to common stockholders	$(943)	$369	$234

Basic (loss) earnings available to common stockholders:
(Loss) income from continuing operations (inclusive of preferred stock redemption charge)	$(12.62)	$3.61	$2.58
Loss from discontinued operation	—	(0.01)	(0.26)

Net (loss) income	$(12.62)	$3.60	$2.32

Diluted (loss) earnings available to common stockholders:
(Loss) income from continuing operations (inclusive of preferred stock redemption charge)	$(12.62)	$3.26	$2.28
Loss from discontinued operation	—	(0.01)	(0.22)

Net (loss) income	$(12.62)	$3.25	$2.06

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Deferred Compensation	(Accumulated Deficit) Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income
			Number of Shares	Amount
Balance January 1, 2006	$—	$—	77	$1	$1,345	$(12)	$(155)		$50
Comprehensive income:
Net income							224	$224
Other comprehensive income:
Foreign currency translation adjustments								(2)	(2)
Derivatives qualifying as hedges, net of taxes of $1								(1)	(1)

Comprehensive income								$221

Reclassification of unearned stock compensation in connection with adoption of FAS 123(R)					(12)	12
Exercise of common stock options and warrants			4		78
Stock compensation expense					16
Shares repurchased and retired					(6)

Balance December 31, 2006	$—	$—	81	$1	$1,421	$—	$69		$47

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income
			Number of Shares	Amount
Balance December 31, 2006	$—	$—	81	$1	$1,421	$69		$47
Comprehensive income (loss):
Net income						362	$362
Other comprehensive income (loss):
Foreign currency translation adjustments							45	45

Comprehensive income							$407

Exercise of common stock options and warrants			5	—	32
Stock compensation expense					18
Excess tax benefits from share-based payment arrangements					31
Shares repurchased and retired					(5)
Forfeitures of stock compensation					(3)

Balance December 31, 2007	$—	$—	86	$1	$1,494	$431		$92

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Comprehensive Loss	Accumulated Other Comprehensive Income
			Number of Shares	Amount
Balance December 31, 2007	$—	$—	86	$1	$1,494	$431		$92
Comprehensive income:
Net loss						(704)	$(704)
Other comprehensive loss:
Foreign currency translation adjustments							(76)	(76)

Comprehensive loss							$(780)

Preferred stock redemption					(431)	(239)
Repurchase of common shares			(27)		(603)
Exercise of common stock options and warrants			1		3
Stock compensation expense					10
Shares repurchased and retired					(3)
Forfeitures of stock compensation					(4)

Balance December 31, 2008	$—	$—	60	$1	$466	$(512)		$16

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Cash Flows From Operating Activities:
(Loss) income from continuing operations	$(704)	$363	$249
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	513	491	458
Amortization and write-off of deferred financing and related costs	20	9	19
Gain on sales of rental equipment	(66)	(84)	(98)
Gain on sales of non-rental equipment	(3)	(5)	(4)
Goodwill impairment charge	1,147	—	—
Foreign currency transaction loss (gain)	1	(17)	—
Non-cash adjustments to equipment	5	6	7
Stock compensation expense, net	6	15	16
Gain on repurchase of high yield notes	(45)	—	—
(Decrease) increase in deferred taxes	(129)	61	130
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	51	(5)	10
Decrease in inventory	31	51	16
Decrease in prepaid expenses and other assets	25	—	5
(Decrease) increase in accounts payable	(34)	(30)	9
(Decrease) increase in accrued expenses and other liabilities	(54)	4	17

Net cash provided by operating activities—continuing operations	764	859	834
Net cash provided by operating activities—discontinued operation	—	9	24

Net cash provided by operating activities	764	868	858

Cash Flows From Investing Activities:
Purchases of rental equipment	(624)	(870)	(873)
Purchases of non-rental equipment	(80)	(120)	(78)
Proceeds from sales of rental equipment	264	319	335
Proceeds from sales of non-rental equipment	11	23	17
Purchases of other companies	(17)	(23)	(39)

Net cash used in investing activities—continuing operations	(446)	(671)	(638)
Net cash provided by (used in) investing activities—discontinued operation	—	67	(10)

Net cash used in investing activities	(446)	(604)	(648)

Cash Flows From Financing Activities:
Proceeds from debt	6,347	460	265
Payments on debt	(6,068)	(531)	(669)
Payments of financing costs	(32)	—	—
Proceeds from the exercise of common stock options	3	32	78
Repurchase of common stock, including fees	(603)	—	—
Shares repurchased and retired	(2)	(5)	(4)
Excess tax benefits from share-based payment arrangements	—	31	—
Proceeds received in conjunction with partial termination of interest rate caps	—	—	3
Cash paid in connection with preferred stock redemption, including fees	(257)	—	—
Subordinated convertible debentures repurchased and retired, including premium paid of $1	—	—	(77)

Net cash used in financing activities	(612)	(13)	(404)
Effect of foreign exchange rates	(10)	11	(3)

Net (decrease) increase in cash and cash equivalents	(304)	262	(197)
Cash and cash equivalents at beginning of year	381	119	316

Cash and cash equivalents at end of year	$77	$381	$119

Supplemental disclosure of cash flow information:
Cash paid for interest	$218	$203	$213
Cash paid for taxes, net of refunds	46	84	17

Supplemental schedule of non-cash investing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$17	$23	$39
Less: liabilities assumed	—	—	—

Net cash paid	$17	$23	$39

See accompanying notes.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

1.    Organization, Description of Business and Consolidation

United Rentals, Inc. (“Holdings,” “United Rentals” or the “Company”) is principally a holding company and conducts its operations primarily through its wholly owned subsidiary, United Rentals (North America), Inc. (“URNA”), and subsidiaries of URNA. Holdings’ primary asset is its sole ownership of all issued and outstanding shares of common stock of URNA. URNA’s various credit agreements and debt instruments place restrictions on its ability to transfer funds to its stockholder.

We rent equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others in the United States, Canada and Mexico. In addition to renting equipment, we sell new and used rental equipment, as well as related contractor supplies, parts and service.

The accompanying consolidated financial statements include our accounts and those of our controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. We consolidate variable interest entities if we are deemed the primary beneficiary of the entity. Certain reclassifications of prior years’ amounts have been made to conform to the current year’s presentation.

2.    Summary of Significant Accounting Policies

Cash Equivalents

We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Our cash equivalents at December 31, 2008 consist of high quality, low risk investments.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts. This allowance reflects our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience.

Inventory

Inventory consists of new equipment, contractor supplies, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market. Cost is determined, depending on the type of inventory, on either a specific identification, weighted average or first-in, first-out method.

Rental Equipment

Rental equipment, which includes service and delivery vehicles, is recorded at cost and depreciated over the estimated useful life of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to ten years. Rental equipment is depreciated to a salvage value of zero to ten percent of cost. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the related equipment. Ordinary repair and maintenance costs are charged to operations as incurred. Repair and maintenance costs are included in cost of revenues on our consolidated statements of operations. Repair and maintenance expense (including both labor and parts) for our rental equipment was $307, $321 and $302 for the years ended December 31, 2008, 2007 and 2006, respectively.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. The range of estimated useful lives for property and equipment is two to 39 years. Ordinary repair and maintenance costs are charged to expense as incurred. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining life of the lease, whichever is shorter.

Goodwill

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. We test for goodwill impairment at a regional level. We are required to review our goodwill for impairment annually as of a scheduled review date; however, if events or circumstances suggest that goodwill could be impaired, we may be required to conduct an earlier review. The scheduled review date is October 1 of each year. As discussed further below (see note 8 “Goodwill and Other Intangible Assets”), our operating results for 2008 include an aggregate goodwill impairment charge of $1.1 billion.

Other Intangible Assets

Other intangible assets consist of non-compete agreements and customer relationships. The non-compete agreements are being amortized on a straight-line basis over periods ranging from five to ten years. The customer relationships are being amortized on a straight-line basis over periods ranging from five to 12 years.

Long-Lived Assets

Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets, we assess the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates the carrying value of such an asset may not be recoverable, as determined by an undiscounted cash flow analysis over the remaining useful life, the carrying value would be reduced to its estimated fair value.

Derivative Financial Instruments

Under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivatives are required to be recorded as assets or liabilities and measured at fair value. Gains or losses resulting from changes in the values of derivatives are recognized immediately or deferred, depending on the use of the derivative and whether or not it qualifies as a hedge. We periodically use derivative financial instruments in the management of our interest rate and foreign currency exposures. Derivative financial instruments are not used for trading or speculative purposes.

Translation of Foreign Currency

Assets and liabilities of our subsidiaries operating outside the United States that have a functional currency other than U.S. dollars are translated into U.S. dollars using exchange rates at the balance sheet date. Revenues and expenses are translated at average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income within stockholders’ equity.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Fair Value of Financial Instruments

The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our senior secured asset-based revolving credit facility (the “ABL facility”) and accounts receivable securitization facility approximate their book values as of December 31, 2008 and 2007. The estimated fair value of our other financial instruments at December 31, 2008 and 2007 have been calculated based upon available market information and are as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Subordinated convertible debentures	$146	$48	$146	$128
Senior and senior subordinated notes	1,770	1,280	1,900	1,705
Other debt	45	40	59	54

Revenue Recognition

Our rental contract periods are daily, weekly or monthly and we recognize equipment rental revenue on a straight-line basis. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date. Revenues from the sale of rental equipment and new equipment are recognized at the time of delivery to, or pick-up by, the customer and when collectibility is reasonably assured. Sales of contractor supplies are also recognized at the time of delivery to, or pick-up by, the customer. Service revenue is recognized as the services are performed. Sales tax amounts collected from customers are recorded on a net basis.

Delivery Expense

Equipment rentals include our revenues from fees we charge for equipment delivery. Delivery costs are charged to operations as incurred, and are included in cost of revenues on our consolidated statements of operations.

Advertising Expense

We promote our business through local and national advertising in various media, including trade publications, yellow pages, the Internet, radio and direct mail. Advertising costs are generally expensed as incurred. Advertising expense was $19, $23 and $23 for the years ended December 31, 2008, 2007 and 2006, respectively.

Insurance

We are insured for general liability, workers’ compensation and automobile liability, subject to deductibles or self-insured retentions per occurrence of $2 for general liability, $1 for workers’ compensation and $2 for automobile liability as of December 31, 2008 and 2007. Losses within these deductible amounts are accrued based upon the aggregate liability for reported claims incurred, as well as an estimated liability for claims incurred but not yet reported. These liabilities are not discounted. The Company is also self-insured for group medical claims but purchases “stop loss” insurance to protect itself from any one loss exceeding $500,000 (actual dollars).

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Income Taxes

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial statement and tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not to be realized in future periods.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates impact the calculation of goodwill impairment charges, the allowance for doubtful accounts, depreciation and amortization, deferred income taxes, reserves for claims, loss contingencies and fair values of financial instruments. Actual results could materially differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Our largest customer accounted for less than 1 percent of total revenues in each of 2008, 2007, and 2006. Our largest single customer represented approximately 1 percent, and less than 1 percent, of total accounts receivable at December 31, 2008 and 2007, respectively. We control credit risk through credit approvals, credit limits and other monitoring procedures.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”), which establishes accounting for stock-based awards exchanged for employee services. FAS 123(R) provides that stock-based compensation costs be measured at the grant date based on the fair value of the award and recognized as an expense over the requisite service period. Determining the fair value of share-based awards

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

requires judgment, including estimating stock price volatility, forfeiture rates and expected option life. FAS 123(R) requires that cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (“excess tax benefits”) be classified as financing cash flows.

Restricted stock awards are valued based on the fair value of the stock on the grant date and the related compensation expense is recognized over the service period. Similarly, for time-based restricted stock awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the requisite service period.

New Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“Statement 141 (R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target.

As a consequence, the current step acquisition model will be eliminated. Additionally, Statement 141(R) changes current practice, in part, as follows: (i) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (ii) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (iii) pre-acquisition contingencies, such as those relating to legal matters, will generally have to be accounted for in purchase accounting at fair value; and (iv) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” would have to be met at the acquisition date. While there is no expected impact on our consolidated financial statements with respect to the accounting for acquisitions completed prior to December 31, 2008, the adoption of Statement 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

In 2006, the FASB issued Statement, “Fair Value Measurements” (“Statement 157”). We adopted the provisions of Statement 157 on January 1, 2008. Statement 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. Statement 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. Statement 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities. The adoption of Statement 157 did not have a material effect on our financial condition or results of operations. We do not believe the full adoption of Statement 157 with respect to our nonfinancial assets and liabilities will have a material effect on our financial condition or results of operations. Nonfinancial assets and liabilities for which we have not applied the provisions of Statement 157 primarily include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

3.    Discontinued Operation

In December 2006, we entered into a definitive agreement to sell our traffic control business to HTS Acquisition, Inc. (“HTS”), an entity formed by affiliates of private equity investors Wynnchurch Capital Partners and Oak Hill Special Opportunities Fund, L.P. In connection with this transaction, we recorded an after-tax loss on sale in 2006 of $24. The transaction closed in February 2007 and we received net proceeds of $66. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of our traffic control business have been reported within discontinued operations in the consolidated statements of operations, and prior-period consolidated statements of operations were recast.

Summarized results of operations for traffic control are as follows:

	Year Ended December 31,
	2008	2007	2006
Revenues	$—	$20	$280

(Loss) income from operation before income taxes	$—	$(3)	$1
Loss on sale	—	—	(37)
Income tax benefit	—	2	11

Loss from discontinued operation, net of taxes	$—	$(1)	$(25)

In conjunction with the sale, we retained financial responsibility for deductibles and self-insured retentions associated with casualty insurance programs (workers’ compensation, automobile liability and general liability) covering the traffic control business with respect to claims arising from loss occurrences prior to closing. These liabilities were not assumed by the purchaser. We are not liable for these types of liabilities associated with the traffic control business to the extent they arise subsequent to closing. The aggregate amount of these retained liabilities as of December 31, 2008 and 2007 was $15 and $22, respectively, and is included in accrued expenses and other liabilities and other long-term liabilities in the consolidated balance sheets.

4.    Segment Information

Our reportable segments are general rentals and trench safety, pump and power. The general rentals segment includes the rental of construction, infrastructure, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment, which reflects the aggregation of several geographic general rentals regions, operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada.

These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in note 2. Certain corporate costs, including those related to selling, finance, legal, risk management, human resources, corporate management and information technology systems, are deemed to be of an operating nature and are allocated to our segments based on the actual amount of costs incurred in the prior year for selling, general and administrative expenses or equipment rental revenue generating activities.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

The following table sets forth financial information by segment. Information related to our consolidated balance sheets is presented as of December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007	2006
Total reportable segment revenue
General rentals	$3,065	$3,492	$3,410
Trench safety, pump and power	202	223	217

Total revenue	$3,267	$3,715	$3,627

Total reportable segment depreciation and amortization expense
General rentals	$488	$467	$435
Trench safety, pump and power	25	24	23

Total depreciation and amortization expense	$513	$491	$458

Total reportable segment operating income
General rentals	$478	$601	$567
Trench safety, pump and power	53	57	58

Total segment operating income	$531	$658	$625

Total reportable segment capital expenditures
General rentals	$686	$954	$900
Trench safety, pump and power	18	36	51

Total capital expenditures	$704	$990	$951

Total reportable segment assets
General rentals	$4,054	$5,688
Trench safety, pump and power	137	154

Total assets	$4,191	$5,842

The following is a reconciliation of segment operating income to total company operating (loss) income:

	2008	2007	2006
Total segment operating income	$531	$658	$625
Unallocated items:
Goodwill impairment charge	(1,147)	—	—
Charge related to settlement of SEC inquiry	(14)	—	—

Operating (loss) income	$(630)	$658	$625

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

We operate in the United States, Canada and Mexico. Geographic area information for the years ended December 31, 2008, 2007 and 2006 is as follows, except for balance sheet information, which is presented as of December 31, 2008 and 2007:

	Year ended December 31,
	2008	2007	2006
Revenues from external customers
Domestic	$2,837	$3,262	$3,249
Foreign (primarily Canada)	430	453	378

Total revenues from external customers	$3,267	$3,715	$3,627

Rental equipment, net
Domestic	$2,474	$2,510
Foreign	272	316

Total consolidated rental equipment, net	$2,746	$2,826

Property and equipment, net
Domestic	$422	$409
Foreign	25	31

Total consolidated property and equipment, net	$447	$440

Goodwill and other intangible assets, net
Domestic	$190	$1,249
Foreign	39	155

Total consolidated goodwill and other intangible assets, net	$229	$1,404

5.    Rental Equipment

Rental equipment consists of the following:

	December 31,
	2008	2007
Rental equipment	$4,068	$4,125
Less accumulated depreciation	(1,322)	(1,299)

Rental equipment, net	$2,746	$2,826

6.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2008	2007
Land	$120	$112
Buildings	229	196
Non-rental vehicles	32	58
Machinery and equipment	51	51
Furniture and fixtures	80	112
Leasehold improvements	142	133

	654	662
Less accumulated depreciation and amortization	(207)	(222)

Property and equipment, net	$447	$440

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

7.    Acquisitions

We completed one, one and two acquisitions during the years ended December 31, 2008, 2007 and 2006, respectively. The results of operations of the businesses acquired in these acquisitions have been included in our results of operations from their respective acquisition dates.

In September 2008, we acquired U-Rent-It, Inc. (“U-Rent-It”). U-Rent-It had three general rental equipment branches in Texas and annual revenues of approximately $11. The aggregate purchase price for this acquisition was approximately $17. In February 2007, we acquired High Reach Equipment Services, LLC (“High Reach”). High Reach had one aerial equipment branch in Georgia and 2006 revenues of approximately $11. The aggregate purchase price for this acquisition was approximately $22. In March 2006, we acquired the equipment and assets of Handy Rent-All Center, which had annual revenues of approximately $16. The aggregate purchase price for this acquisition was approximately $23. In June 2006, we acquired the equipment and assets of D. Larry Carter, Inc., which had annual revenues of approximately $10. The aggregate purchase price for this acquisition was approximately $18.

The purchase prices for all acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values at their acquisition dates. Purchase price allocations are subject to change when additional information concerning asset and liability valuations is completed. The preliminary purchase price allocations that are subject to change primarily consist of intangible assets as well as rental and non-rental equipment valuations. These allocations are finalized within 12 months of the acquisition date and are not expected to result in significant differences between the preliminary and final allocations.

Pro-forma combined results of operations giving effect to these acquisitions would not vary materially from historical results.

8.    Goodwill and Other Intangible Assets

We have made numerous acquisitions over the years, principally during the period from 1997-2000, that included the recognition of a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. We estimate the fair value of our reporting units (or our regions) using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market price data of stocks of corporations engaged in similar businesses. We review goodwill for impairment utilizing a two-step process. The first step of the impairment test requires a comparison of the fair value of each of our reporting units to the respective carrying value. If the carrying value of a reporting unit is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

During the fourth quarter of 2008, with the assistance of a third party valuation firm and in connection with the preparation of our year-end financial statements, we recognized an aggregate non-cash goodwill impairment charge of $1.1 billion related to certain reporting units within our general rentals segment. The charge reflects the

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

challenges of the current construction cycle, as well as the broader economic and credit environment, and includes $1.0 billion, reflecting conditions at the time of our annual October 1 testing date, as well as an additional $100 as of December 31, reflecting further deterioration in the economic and credit environment during the fourth quarter. Substantially all of the impairment charge relates to goodwill arising out of acquisitions made by the Company between 1997 and 2000.

The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2008:

	General rentals	Trench safety, pump and power	Total
Balance at January 1, 2006	$1,224	$104	$1,328
Goodwill related to acquisitions	20	(11)	9
Foreign currency translation and other adjustments	1	—	1

Balance at December 31, 2006	1,245	93	1,338
Goodwill related to acquisitions	4	—	4
Foreign currency translation and other adjustments	16	—	16

Balance at December 31, 2007	1,265	93	1,358
Impairment charges	(1,147)	—	(1,147)
Goodwill related to acquisitions	2	—	2
Foreign currency translation and other adjustments	(23)	—	(23)

Balance at December 31, 2008	$97	$93	$190

Other intangible assets primarily consist of customer relationships and non-compete agreements. Intangible assets were comprised of the following at December 31, 2008 and 2007:

	Weighted Average Remaining Amortization Period		As of December 31, 2008
	2008	2007	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	49 months	28 months	$23	$19	$4
Customer relationships	7 years	8 years	$60	$25	$35

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	$22	$17	$5
Customer relationships	$60	$19	$41

Amortization expense for other intangible assets was $8, $7 and $4 for the years ended December 31, 2008, 2007 and 2006, respectively.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

As of December 31, 2008, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2009	$6
2010	6
2011	6
2012	6
2013	6
Thereafter	9

$39

9.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2008	2007
Self-insurance accruals	$41	$38
Accrued compensation and benefit costs	45	71
Income taxes payable	1	31
Property taxes payable	20	19
Branch closure reserve, net	13	4
Interest payable	46	48
Deferred revenue	14	16
Other (1)	77	83

Accrued expenses and other liabilities	$257	$310

(1)	Other includes multiple items, none of which is individually significant.

Other long-term liabilities consist of the following:

	December 31,
	2008	2007
Self-insurance accruals	$45	$59
Other	2	5

	$47	$64

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

10.    Debt

Debt consists of the following:

	December 31,
	2008	2007
URNA and subsidiaries debt:
$1.285 billion ABL Facility	$689	$—
Accounts Receivable Securitization Facility	259	—
Revolving Credit Facility	—	140
Term Loan	—	327
7 3/4 percent Senior Subordinated Notes	521	525
7 percent Senior Subordinated Notes	269	375
6 1/2 percent Senior Notes	980	1,000
1 7/8 percent Convertible Senior Subordinated Notes	144	144
Other debt, including capital leases	45	59

Total URNA and subsidiaries debt	2,907	2,570
Less current portion	(13)	(15)

Long-term URNA and subsidiaries debt	2,894	2,555

Holdings:
14 percent HoldCo Notes	292	—

Total long-term debt	$3,186	$2,555

ABL Facility. In June 2008, Holdings, URNA, and certain of our subsidiaries entered into a credit agreement providing for a five-year $1.250 ABL facility, a portion of which is available for borrowing in Canadian dollars. In October 2008, the ABL facility was upsized to $1.285 billion, further increasing our liquidity. The ABL facility is subject to, among other things, the terms of a borrowing base derived from the value of eligible rental equipment and eligible inventory. The borrowing base is subject to certain reserves and caps customary for financings of this type. All amounts borrowed under the credit agreement must be repaid on or before June 2013. In connection with entering into the credit agreement, URNA repaid the $136 and $326 outstanding, respectively, under its former revolving credit facility and term loan, which were terminated. Loans under the credit agreement bear interest, at URNA’s option: (i) in the case of loans in U.S. Dollars, at a rate equal to the London interbank offered rate or an alternate base rate, in each case plus a spread, or (ii) in the case of loans in Canadian dollars, at a rate equal to the Canadian prime rate or an alternate rate (Bankers Acceptance Rate), in each case plus a spread. The interest rates under the credit agreement are subject to change based on a total consolidated leverage ratio (a measurement of URNA’s total debt to adjusted EBITDA). A commitment fee accrues on any unused portion of the commitments under the credit agreement at a rate per annum based on usage. Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. The credit agreement also contains covenants that, unless certain financial and other conditions are satisfied, require URNA to satisfy various financial tests and to maintain certain financial ratios. In addition, the credit agreement contains customary negative covenants applicable to Holdings, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends or make certain other restricted payments on capital stock and certain other securities, (iv) prepay certain indebtedness and (v) make acquisitions and investments. The U.S. Dollar borrowings under the credit agreement are secured by substantially all of our assets and substantially all of the

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The U.S. Dollar borrowings under the credit agreement are guaranteed by Holdings and by URNA and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries and from Holdings and URNA, and, subject to certain exceptions, our domestic subsidiaries. Under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders, among other things, to terminate our ABL facility and to require us to repay outstanding borrowings.

Accounts Receivable Securitization Facility. In December 2008, we amended our existing accounts receivable securitization facility, effective January 1, 2009. The amended facility, which expires on October 20, 2011, provides, among other things, for an increase in the facility size from $300 to $325 and includes a 364-day, two-year term-out provision. The amended facility also provides for adjustments to the receivables subject to purchase. In connection with entering into the amended facility, the Company agreed to a modified pricing structure, which is based on commercial paper rates plus a specified spread based on the Company’s total leverage ratio, as defined in the ABL facility (pursuant to a recently amended agreement). There is also a commitment fee based on the utilization of the facility. Borrowings under the amended facility will continue to be reflected as debt on our consolidated balance sheets. Key provisions of the amended facility include the following:

•	borrowings are permitted only to the extent that the face amount of the receivables in the collateral pool exceeds the outstanding loans by a specified amount;

•	the receivables in the collateral pool are the lenders’ only source of repayment;

•

after expiration or early termination of the facility, no new amounts will be advanced under the facility and collections on the receivables securing the facility will be used to repay the outstanding borrowings;

•

standard termination events including, without limitation, a termination event if there is a change of control of Holdings or URNA, or if the long-term senior secured rating of URNA falls below either B+ from Standard & Poor’s Rating Services (“S&P”) or B2 from Moody’s Investors Service (“Moody’s”). As of February 23, 2009, the Company’s long-term senior secured debt was rated BB+ by S&P and Ba1 by Moody’s; and

•	standard default, delinquency and dilution ratio provisions.

HoldCo Notes. In June 2008, we repurchased all of our outstanding Series C and D preferred stock for approximately $679. Pursuant to the repurchase agreement with the preferred holders, Holdings issued to the former preferred holders $425 aggregate principal amount of 14 percent Senior HoldCo Notes due in 2014 (the “14 percent HoldCo Notes”) in partial payment of the repurchase price of the preferred stock. In September 2008, we prepaid $125 of the principal amount of these notes and recorded a pre-tax non-cash charge of $4. The difference between the December 31, 2008 carrying value of the 14 percent HoldCo Notes and the remaining $300 principal amount of the notes relates to an $8 original issue discount initially recognized in conjunction with the issuance of these notes.

The 14 percent HoldCo Notes were issued under a new indenture between the Company and The Bank of New York Mellon, as trustee, and are callable at par by the Company at any time. The indenture contains covenants that are substantially similar to (and no more restrictive than) the covenants contained in the indentures governing URNA’s high yield debt securities, including, among other things, limitations on our and our subsidiaries’ ability to incur indebtedness, make certain restricted payments, issue preferred stock, enter into transactions with affiliates, create or incur liens, dispose of the proceeds of asset sales and restrict the ability to

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

pay dividends and enter into sale/leaseback transactions. These covenants include exceptions that would allow us to engage in these activities under certain conditions. The indenture also requires that, in the event of a change in control (as defined in the indenture), we must make an offer to purchase all of the then outstanding 14 percent HoldCo Notes tendered at a purchase price in cash equal to 100 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon.

7 3/4 percent Senior Subordinated Notes. In November 2003, URNA issued $525 aggregate principal amount of 7 3/4 percent Senior Subordinated Notes (the “7 3/4 percent Notes”), which are due November 15, 2013. The net proceeds from the sale of the 7 3/4 percent Notes were $523 (after deducting the initial purchasers’ discount and offering expenses). The 7 3/4 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 7 3/4 percent Notes may be redeemed on or after November 15, 2008, at specified redemption prices that range from 103.875 percent in 2008 to 100.0 percent in 2011 and thereafter. The indenture governing the 7 3/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) our ability to consolidate, merge or sell all or substantially all of our assets, as well as a requirement to timely file periodic reports with the Securities and Exchange Commission (“SEC”). The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 7 3/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. During the fourth quarter of 2008, URNA repurchased and retired an aggregate of $4 principal amount of our outstanding 7 3/4 percent Notes and recognized a gain of $2. The gain, which is reflected in interest expense, net in our consolidated statements of operations, represents the difference between the net carrying amount of these securities and the total purchase price of $3.

7 percent Senior Subordinated Notes. In January 2004, URNA issued $375 aggregate principal amount of 7 percent Senior Subordinated Notes (the “7 percent Notes”), which are due February 15, 2014. The net proceeds from the sale of the 7 percent Notes were approximately $369, after deducting offering expenses. The 7 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 7 percent Notes mature on February 15, 2014 and may be redeemed by URNA on or after February 15, 2009, at specified redemption prices that range from 103.5 percent in 2009 to 100.0 percent in 2012 and thereafter. The indenture governing the 7 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) our ability to consolidate, merge or sell all or substantially all of our assets, as well as a requirement to timely file periodic reports with the SEC. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 7 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. During the fourth quarter of 2008, URNA repurchased and retired an aggregate of $106 principal amount of our outstanding 7 percent Notes and recognized a gain of $38. The gain, which is reflected in interest expense, net in our consolidated statements of operations, represents the difference between the net carrying amount of these securities and the total purchase price of $65.

6 1/2 percent Senior Notes. In February 2004, URNA issued $1 billion aggregate principal amount of 6 1/2 percent Senior Notes (the “6 1/2 percent Notes”), which are due February 15, 2012. The net proceeds from the sale of the 6 1/2 percent Notes were approximately $985, after deducting offering expenses. The 6 1/2 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

subsidiaries. The 6 1/2 percent Notes mature on February 15, 2012 and may be redeemed by URNA on or after February 15, 2008, at specified redemption prices that range from 103.25 percent in 2008 to 100.0 percent in 2010 and thereafter. The indenture governing the 6 1/2 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales, (viii) our ability to consolidate, merge or sell all or substantially all of our assets and (ix) sale-leaseback transactions, as well as a requirement to timely file periodic reports with the SEC. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 6 1/2 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. During the fourth quarter of 2008, URNA repurchased and retired an aggregate of $20 principal amount of our outstanding 6 1/2 percent Notes and recognized a gain of $5. The gain, which is reflected in interest expense, net in our consolidated statements of operations, represents the difference between the net carrying amount of these securities and the total purchase price of $14.

1 7/8 percent Convertible Senior Subordinated Notes. In October and December 2003, URNA issued approximately $144 aggregate principal amount of 1 7/8 percent Convertible Senior Subordinated Notes (the “1 7/ 8 percent Convertible Notes”), which are due October 15, 2023. The net proceeds from the sale of the 1 7/8 percent Convertible Notes were approximately $140, after deducting the initial purchasers’ discount and offering expenses. The 1 7/ 8 percent Convertible Notes are unsecured and are guaranteed by Holdings. Holders of the 1 7/8 percent Convertible Notes may convert them into shares of common stock of Holdings prior to their maturity at a current conversion price of approximately $22.25 per share (subject to further adjustment in certain circumstances), if (i) the price of our common stock reaches a specific threshold, (ii) the 1 7/8 percent Convertible Notes are called for redemption, (iii) specified corporate transactions occur or (iv) the trading price of the 1 7/ 8 percent Convertible Notes falls below certain thresholds. The 1 7/8 percent Convertible Notes mature on October 15, 2023 and may be redeemed on or after October 20, 2010, at 100.0 percent of the principal amount. Holders of the 1 7/8 percent Convertible Notes may require URNA to repurchase all or a portion of the 1 7 /8 percent Convertible Notes in cash on each of October 15, 2010, October 15, 2013 and October 15, 2018 at 100 percent of the principal amount of the 1 7/8 percent Convertible Notes to be repurchased.

Loan Covenants and Compliance

As of December 31, 2008, we were in compliance with the covenants and other provisions of our ABL facility, the senior notes, the Quarterly Income Preferred Securities (“QUIPS”) and our accounts receivable securitization facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

We consider our most restrictive covenant to be the fixed charge coverage ratio, which is the ratio of our adjusted EBITDA to our interest expense, as defined in our ABL facility. The minimum amount permitted under this covenant is 1.10 to 1.0 and our actual fixed charge coverage ratio for the year ended December 31, 2008 was 2.62 to 1.0.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Maturities. Maturities of the Company’s debt for each of the next five years and thereafter at December 31, 2008 are as follows:

2009	$13
2010	12
2011	269
2012	986
2013	1,211
Thereafter	724

Total	$3,215

11.    Subordinated Convertible Debentures

The subordinated convertible debentures included in our consolidated balance sheets reflect the obligation to a subsidiary trust of Holdings (the “Trust”) that has issued QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust.

In August 1998, the Trust issued and sold $300 of QUIPS in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. The initial convertible rate was 1.146 shares of common stock per preferred security (equivalent to an initial conversion price of $43.63 per share). In July 2008, following the completion of the modified “Dutch auction” tender offer (see note 15 “Common Stock”), the conversion price of the QUIPS was adjusted to $41.02 and, accordingly, each $50 (fifty dollars) in liquidation preference is now convertible into 1.219 shares of common stock. As of December 31, 2008 and 2007, the aggregate amount of Debentures outstanding was $146.

Holders of the QUIPS are entitled to preferential cumulative cash distributions from the Trust at an annual rate of 6 1/2 percent of the liquidation value, accruing from the original issue date and payable quarterly in arrears beginning February 1, 1999. The distribution rate and dates correspond to the interest rate and payment dates on the Debentures. Holdings may defer quarterly interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the maturity date of the Debentures. If Holdings’ quarterly interest payments on the Debentures are deferred, so are the corresponding cash distribution payments on the QUIPS. During any period in which Holdings is deferring its quarterly interest payments, Holdings will be prohibited from paying dividends on any of its capital stock or making principal, interest or other payments on debt securities that rank pari passu with or junior to the Debentures.

Holdings has executed a guarantee with regard to payment of the QUIPS to the extent that the Trust has insufficient funds to make the required payments.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

12.    Income Taxes

The components of the (benefit) provision for income taxes from continuing operations for each of the three years in the period ended December 31, 2008 are as follows:

	Year ended December 31,
	2008	2007	2006
Current
Federal	$(3)	$116	$10
Foreign	16	24	10
State and local	7	14	6

	20	154	26

Deferred
Federal	$(99)	$66	$117
Foreign	(2)	4	3
State and local	(28)	(9)	10

	(129)	61	130

Total	$(109)	$215	$156

A reconciliation of the (benefit) provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35 percent to (loss) income from continuing operations before provision for income taxes for each of the three years in the period ended December 31, 2008 is as follows:

	Year ended December 31,
	2008	2007	2006
Computed tax at statutory tax rate	$(285)	$202	$142
State income taxes, net of federal tax benefit	(14)	19	10
Non-deductible goodwill impairment charges	179
State income tax valuation allowance	1	(15)	—
Non-deductible expenses and other (1)	9	6	5
Foreign taxes	1	3	(1)

Total	$(109)	$215	$156

(1)	2008 non-deductible expenses and other includes a $5 non-deductible SEC settlement charge and a $5 write-off of foreign tax credit benefits.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

The components of deferred income tax assets (liabilities) are as follows:

	December 31, 2008			December 31, 2007
	Current	Non Current	Total	Current	Non Current	Total
Reserves and allowances	$76	$21	$97	$65	$33	$98
Intangibles	—	134	134
Net operating loss and credit carryforwards	—	47	47	7	32	39

Total deferred tax assets	76	202	278	72	65	137

Property and equipment	—	(615)	(615)	—	(528)	(528)
Valuation allowance	—	(1)	(1)	—	(1)	(1)
Intangibles	—	—	—	—	(75)	(75)

Total deferred tax liability	—	(616)	(616)	—	(604)	(604)

Total deferred income tax asset (liability)	$76	$(414)	$(338)	$72	$(539)	$(467)

We adopted the provisions of FIN 48 on January 1, 2007. We did not record any unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, we had $6 of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. As of December 31, 2008 and 2007, we had $7 of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance at January 1	$7	$6
Additions for tax positions of prior years	—	4
Settlements (1)	—	(3)

Balance at December 31	$7	$7

(1)	Includes cash tax payments and/or reductions in tax attributes with state, federal and Canadian authorities, and settlement of filing issues with states.

Prior to the adoption of FIN 48, we included interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in selling, general and administrative expense. Upon adoption of FIN 48, we have continued to follow this policy. For the year ended December 31, 2008, interest expense of less than $2 related to income tax was reflected in our consolidated statement of operations. The Company has recognized contingent receivables (included in other current assets) as offsets to additions for tax positions of prior years.

We file income tax returns in the United States and in several foreign jurisdictions. With few exceptions, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2004. The Internal Revenue Service (“IRS”) has completed audits for periods prior to 2006. Canadian authorities have concluded income tax audits for periods prior to 2006, and the Company has agreed to these findings; however, 2003 through 2005 remain open to transfer pricing audit adjustments. The Company anticipates a cash settlement relating to the 2003 through 2005 Canadian transfer pricing adjustments, which would reduce the previously recorded uncertain tax positions by $4. Included in the balance of unrecognized tax benefits at December 31, 2008 are certain tax positions for which it is reasonably possible that the total amounts of the unrecognized tax benefits for those tax positions could significantly change

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

during the next 12 months. However, based on the status of the ongoing audit examinations and alternative settlement options available to the Company for certain of these tax positions, which could include legal proceedings, it is not possible to estimate the amount of the change, if any, to the previously recorded uncertain tax positions.

For financial reporting purposes, income from continuing operations before income taxes for our foreign subsidiaries was $37, $65 and $42 for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, unremitted earnings of foreign subsidiaries were approximately $111. Since it is our intention to indefinitely reinvest these earnings, no U.S. taxes have been provided for these amounts. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.

We have net operating loss carryforwards (“NOL’s”) of $634 for state income tax purposes that expire from 2009 through 2028. We have recorded a valuation allowance against this deferred asset of $1 as of December 31, 2008 and 2007. During the third and fourth quarters of 2007, we recorded benefits of $15, in the aggregate, within the income tax provision relating to the reversal of a valuation allowance associated with certain state deferred tax assets and NOL’s. During 2007, we also released the remaining valuation allowance of $1, which had been previously recorded for foreign tax credit carryforwards that expire from 2009 through 2016.

13.    Commitments and Contingencies

SEC Non-Public Fact Finding Inquiry and Special Committee Review

As previously reported, in 2004 the SEC commenced a non-public, fact-finding inquiry concerning the Company. The inquiry related to a broad range of our accounting practices and was not confined to a specific period. In March 2005, our board of directors formed a Special Committee of independent directors to review matters related to the SEC inquiry. The Special Committee retained independent counsel. The board of directors received and acted upon findings of the Special Committee in January 2006. The actions that we took with respect to the Special Committee’s findings and actions that we took with respect to certain other accounting matters, including the restatement of previously issued consolidated financial statements for 2003 and 2002, are discussed in our annual report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

As previously reported, the Special Committee found, among other things, that there were irregularities with respect to certain minor sale-leaseback transactions and trade packages to which the Company was a party between 2000 and 2002 and that these practices appeared to have been directed by the Company’s two former chief financial officers. In December 2007, one of the former chief financial officers, who left the Company in late 2002, pled guilty to making a false filing with the SEC in connection with the Company’s annual report on Form 10-K for the year ended December 31, 2000 and settled a separate civil enforcement action brought against him by the SEC alleging various violations of the securities laws. In April 2008, the other former chief financial officer, who was terminated in August 2005 after he failed to cooperate with the Special Committee’s inquiry, was indicted and pled not guilty to conspiracy, securities fraud, insider trading and making false filings with the SEC in connection with the Company’s annual reports on Form 10-K for the years ended December 31, 2001, December 31, 2002 and December 31, 2003. The SEC has also brought a separate civil enforcement action against him alleging various violations of the securities laws.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

We previously announced on September 8, 2008 that we had reached a final settlement with the SEC of its inquiry. The settlement covered the issues identified in the Special Committee’s findings and other accounting matters discussed in the 2004 Form 10-K. Under the terms of the settlement, we consented, without admitting or denying the allegations in the SEC’s complaint, to the entry of a judgment requiring us to pay a civil penalty of $14 and disgorgement of one dollar and enjoining us from violations of certain provisions of the federal securities laws in the future.

The U.S. Attorney’s Office for the District of Connecticut has also requested information from the Company informally and by subpoena about matters related to the SEC inquiry. We continue to cooperate fully with this office.

Stockholder Class Action Lawsuits and Derivative Litigation

As previously announced, following our public announcement of the SEC inquiry, three purported class action lawsuits were filed against the Company and certain of its current and former officers and/or directors in the United States District Court for the District of Connecticut. By orders dated February 1, 2005 and November 8, 2005, the Court consolidated the three actions and appointed City of Pontiac Policeman’s and Fireman’s Retirement System as lead plaintiff for the purported class. The consolidated action is now entitled In re United Rentals, Inc. Securities Litigation.

The consolidated amended complaint in this action alleges, among other things, that certain of our SEC filings and other public statements contained false and misleading statements that resulted in damages to the plaintiffs and the members of the purported class when they purchased our securities. The consolidated amended complaint includes, inter alia, allegations relating to the conclusions of the Special Committee and other matters disclosed in the 2004 Form 10-K. On the basis of those allegations, lead plaintiff, on behalf of itself and a purported class of purchasers of our securities from February 28, 2001 to August 30, 2004, asserts: (i) a claim against all defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder; and (ii) a claim against certain of the individual defendants under Section 20(a) of the Exchange Act. The consolidated amended complaint seeks unspecified compensatory damages, costs and expenses.

The defendants in this action filed and briefed motions to dismiss the consolidated amended class action complaint. On March 10, 2008, we announced that we had entered into a memorandum of understanding with lead plaintiff’s counsel to settle this action. The memorandum of understanding provided that the claims of the purported plaintiff class will be settled for a cash payment of $27.5. On January 22, 2009, we and the individual defendants entered into a stipulation of settlement with lead plaintiff on the terms contemplated by the memorandum of understanding. The Court issued an order dated February 2, 2009 that, among other things, (i) preliminarily approved the parties’ proposed settlement; (ii) certified, for purposes of the proposed settlement only, a class of persons who purchased or otherwise acquired our publicly-traded securities during the period from February 28, 2001 to August 30, 2004, inclusive; (iii) directed that lead plaintiff’s counsel provide notice to the class of the proposed settlement; and (iv) scheduled a fairness hearing with respect to the settlement to take place on May 22, 2009. The proposed settlement of this action remains subject to, among other things, final approval by the Court. Separately, the Company has entered into agreements with its insurance carriers to fund a portion of the proposed settlement and reimburse the Company for certain defense costs concerning the stockholder actions and related inquiries and matters that have previously been expensed by the Company. Taking into account settlement funding and defense cost reimbursements from its insurance carriers, the proposed settlement resulted in the Company realizing $3 of pre-tax income for the quarter and year ending December 31, 2008. This net benefit was reflected in selling, general and administrative expenses.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

In January 2005, an alleged stockholder filed an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purportedly suing derivatively on the Company’s behalf. The action, entitled Gregory Riegel v. John N. Milne, et al., named as defendants certain of our current and/or former directors and/or officers, and named the Company as a nominal defendant. The complaint asserted, among other things, that the defendants breached their fiduciary duties to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to stockholders and the market and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The complaint seeks unspecified compensatory damages, costs and expenses against the defendants. The parties to the Riegel action agreed that the proceedings in this action would be stayed pending the resolution of the motions to dismiss in the purported stockholder class actions.

In November 2004, we received a letter from counsel for an alleged stockholder, raising allegations similar to the ones set forth in the derivative complaint described above and demanding that the Company take action in response to those allegations against certain of our current and/or former directors and/or officers. Following receipt of the letter, our board of directors formed a special committee to consider the letter. In August 2005, this alleged stockholder commenced an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, entitled Nathan Brundridge v. Leon D. Black, et al., purporting to sue derivatively on the Company’s behalf. In June 2006, pursuant to a schedule agreed to by the parties, plaintiff in this action filed an amended complaint, which includes, inter alia, allegations relating to the conclusions of the Special Committee and other matters disclosed in the 2004 Form 10-K. On the basis of those allegations, the amended complaint in this action names as defendants certain of our current and/or former directors and/or officers, names the Company as a nominal defendant and asserts, among other things: (i) that all of the defendants breached fiduciary obligations to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to stockholders and the market, and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages; and (ii) a claim for unjust enrichment against our former chairman, our Vice Chairman and then Chief Executive Officer and our former President and Chief Financial Officer. The amended complaint seeks unspecified compensatory damages, equitable relief, costs and expenses against all of the defendants. The amended complaint also seeks an order, in connection with plaintiff’s unjust enrichment claim, directing the defendants against whom that claim is asserted to disgorge certain compensation they received from us with respect to fiscal years 2001, 2002 and 2003. In September 2006, we and certain of the individual defendants moved to dismiss the amended complaint in this action. In December 2006, plaintiff in this action filed its opposition to these motions to dismiss. Subsequently, the parties agreed that the proceedings in this action would be stayed pending resolution of the motions to dismiss in the purported stockholder class actions. The parties’ agreement provides that any party may terminate the stay at any time on 30 days’ written notice to the Court and all other parties, and defendants will have an opportunity to submit reply papers in further support of their motions to dismiss this action after the termination of the stay.

On May 29, 2008, we received a letter from counsel for an alleged stockholder asserting, among other things, that our board of directors and certain of our former officers engaged in gross mismanagement from 1998 to the date of the letter, and that our board has refused to take action against those former officers allegedly responsible for our agreement to pay all or some portion of the $27.5 referred to in the memorandum of understanding between the Company and lead plaintiff’s counsel in In re United Rentals, Inc. Securities Litigation. The letter demanded that we commence legal proceedings against any current or former director or officer who allegedly breached fiduciary duties to the Company and who violated the Sarbanes-Oxley Act and Section 14(a) of the Exchange Act, and against a former officer of one of our equipment suppliers who allegedly facilitated certain transactions identified by the Special Committee as involving irregularities. The letter also demanded that we commence an independent investigation into the agreement of our board of directors to enter into the memorandum of understanding. The board formed a new committee of independent directors, which

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

retained independent counsel, to consider the letter. Upon recommendation of that committee, the board has determined that it would not be in the best interests of the Company to take any further action at this time with respect to the matters demanded in the letter.

Subsequent to our November 14, 2007 announcement that affiliates of Cerberus Capital Management, L.P. (“Cerberus”) had notified us that they were not prepared to proceed with the purchase of the Company on the terms set forth in the merger agreement, three putative class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut. The plaintiff in each of the lawsuits sought to sue on behalf of a purported class of persons who purchased or otherwise acquired our securities between August 29, 2007 and November 14, 2007. The lawsuits named as defendants the Company, our directors and certain of our officers and alleged, among other things, that the named plaintiff and members of the purported class suffered damages when they purchased or otherwise acquired securities issued by the Company, as a result of false and misleading statements and/or material omissions relating to the contemplated merger with affiliates of Cerberus, contained in (i) proxy materials that the Company disseminated and/or filed with the SEC in anticipation of the October 19, 2007 special meeting of stockholders; and/or (ii) certain of the Company’s filings with the SEC and other public statements. On the basis of those allegations, plaintiff in each action asserted claims under Sections 10(b) and 14(a) of the Exchange Act and Rules 10b-5 and 14a-9 thereunder; and against the individual defendants under Section 20(a) of the Exchange Act. The complaints in these actions sought unspecified compensatory damages, costs, expenses and fees. The Court subsequently entered an order consolidating the three actions and appointing the Institutional Investor Group, consisting of First New York Securities, L.L.C. and Omni Partners LLP, as lead plaintiffs for the purported class. The actions are now consolidated under the caption Vincent DeCicco v. United Rentals, Inc., et al.

On March 24, 2008, pursuant to a schedule approved by the Court, lead plaintiffs filed a consolidated amended complaint, which, among other things, (i) amended the purported class period to include purchasers of our publicly traded securities from July 23, 2007 to November 14, 2007; (ii) dropped as defendants one of our officers and all but one of our directors; (iii) named as additional defendants Cerberus, certain of its affiliates, its chief executive officer and one of its managing directors; and (iv) withdrew the previously asserted claim under Section 14(a) of the Exchange Act and Rule 14a-9 thereunder. On May 16, 2008, all defendants filed motions to dismiss the consolidated amended complaint in this action. Briefing with respect to those motions is complete. We intend to defend against this action vigorously.

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

Indemnification

The Company indemnifies its officers and directors pursuant to indemnification agreements and may in addition indemnify these individuals as permitted by Delaware law. Accordingly, in connection with the purported class action lawsuit, three purported stockholder derivative lawsuits, the SEC inquiry, the U.S. Attorney’s Office inquiry and related review of the Special Committee described above, the Company has

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

advanced counsel fees and other reasonable fees and expenses, actually and necessarily incurred by the present and former directors and officers who are involved, in an aggregate amount of approximately $9. Each of the individuals is required to execute an undertaking to repay such expenses if he or she is finally found not to be entitled to indemnification.

Operating Leases

We lease rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require us to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental payments. Future minimum lease payments, including the maximum potential guarantee amounts associated with some of our non-rental equipment operating leases for which we guarantee that the value of the equipment at the end of the lease term will not be less than a specified projected residual value, by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2008:

	Real Estate Leases	Non-Rental Equipment Leases
2009	$78	$48
2010	68	34
2011	60	23
2012	51	14
2013	41	8
Thereafter	133	7

	$431	$134

Rent expense under all non-cancelable real estate, rental equipment and other equipment operating leases totaled $142, $148 and $161 for the years ended December 31, 2008, 2007 and 2006, respectively. Our real estate leases provide for varying terms, including customary escalation clauses.

Employee Benefit Plans

We currently sponsor two defined contribution 401(k) retirement plans, which are subject to the provisions of Employee Retirement Income Security Act of 1974. We also sponsor a deferred profit sharing plan for the benefit of the full-time employees of our Canadian subsidiaries. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $8 in each of the three years in the period ended December 31, 2008.

Environmental Matters

The Company and its operations are subject to various laws and related regulations governing environmental matters. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as investigation of property damage. We incur ongoing expenses associated with the removal of underground storage tanks and the performance of appropriate remediation at certain of our locations.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

14.    Preferred Stock

In June 2008, we repurchased all of outstanding Series C and Series D preferred stock for approximately $679. In conjunction with the repurchase of the preferred stock, and in accordance with EITF Topic D-42, we recorded a preferred stock redemption charge of $239 as a reduction of net income available to common stockholders. This charge, which is also reflected as a reduction of retained earnings in our accompanying consolidated statements of stockholders’ equity, primarily represents the difference between the fair value of the cash and note consideration issued to the preferred holders and the $431 carrying value of the preferred stock. As a result of the preferred stock repurchase, our stockholders’ equity balance was reduced by $670 in 2008.

15.    Common Stock

We have 500 million authorized shares of common stock, $0.01 par value. In July 2008 and in connection with a modified “Dutch auction” tender offer, we accepted for payment an aggregate of 27.16 million shares of our common stock at a price of $22.00 per share, for a total cost of $603 (including fees and expenses). The number of shares of common stock purchased in the tender offer represented approximately 31.4 percent of the total common stock outstanding on the last full trading day prior to the commencement of the offer. At December 31, 2008 and 2007, there were (i) 0.5 million shares of common stock reserved for the exercise of warrants, (ii) 2.3 million and 4.6 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans, respectively, (iii) 3.6 million and 3.3 million shares of common stock reserved for the conversion of outstanding QUIPS of the Trust, respectively, and (iv) 6.6 million and 6.5 million shares of common stock reserved for the conversion of 1 7/8 percent Convertible Notes, respectively.

As of December 31, 2008, 1.9 million shares were available for grant of stock and options under our 2001 Comprehensive Stock Plan.

A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2006	10,466	$19.93
Granted	304	29.22
Exercised	(3,914)	19.69
Canceled	(505)	24.45

Outstanding at December 31, 2006	6,351	20.18
Granted	165	30.59
Exercised	(1,525)	20.28
Canceled	(393)	29.93

Outstanding at December 31, 2007	4,598	$19.69
Granted	70	17.38
Exercised	(608)	12.59
Canceled	(1,719)	19.03

Outstanding at December 31, 2008	2,341	$21.94

Exercisable at December 31, 2006	6,174	$20.11
Exercisable at December 31, 2007	4,530	$19.65
Exercisable at December 31, 2008	2,298	$22.14

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

As of December 31, 2008 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Amount Exercisable	Weighted Average Exercise Price
$ 5.00-$10.00	22	6.7	$8.56	12	$9.76
10.01- 15.00	142	4.1	13.59	112	14.24
15.01- 20.00	272	4.9	18.01	272	18.01
20.01- 25.00	1,531	4.2	21.94	1,531	21.94
25.01- 30.00	215	1.3	26.75	212	26.72
30.01- 35.00	159	0.3	31.46	159	31.46

	2,341		$21.94	2,298	$22.14

Warrants. As of December 31, 2008 and 2007, there were outstanding warrants to purchase an aggregate of 0.5 million shares of common stock. The weighted-average exercise price of the warrants was $29.16 and $29.17 per share as of December 31, 2008 and 2007, respectively. The warrants may be exercised through 2010.

Stockholders’ Rights Plan. We adopted a stockholders’ rights plan on September 28, 2001. This plan, as well as other provisions of our charter and bylaws, may have the effect of deferring hostile takeovers or delaying or preventing changes in control or management of the Company, including transactions in which our stockholders might otherwise receive a premium for their shares over the then current market prices. As previously reported, on October 16, 2008, we amended our rights plan to reduce the beneficial ownership threshold required to trigger rights under the plan from a 25 percent ownership interest to a 15 percent ownership interest. The rights expire on September 27, 2011.

16.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2008 (1)(2):
Total revenues	$772	$831	$873	$791	$3,267
Gross profit	248	283	335	237	1,103
Operating income (loss)	102	128	188	(1,048)	(630)
Income (loss) from continuing operations	38	37	74	(853)	(704)
Per share—basic	0.37	(2.33)	1.11	(14.25)	(12.62)
Per share—diluted	0.34	(2.33)	0.98	(14.25)	(12.62)
Net income (loss)	38	37	74	(853)	(704)
For the year ended December 31, 2007 (3)(4):
Total revenues	$838	$962	$990	$925	$3,715
Gross profit	260	332	379	339	1,310
Operating income	99	172	216	171	658
Income from continuing operations	32	67	111	153	363
Per share—basic	0.33	0.68	1.09	1.50	3.61
Per share—diluted	0.30	0.60	0.97	1.36	3.26
Net income	30	67	112	153	362

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

(1)

During the fourth quarter of 2008, we recognized an aggregate non-cash goodwill impairment charge of $1.1 billion related to certain reporting units within our general rentals segment. The impairment charge reflects the challenges of the current construction cycle as well as the broader economic and credit environment. In the fourth quarter of 2008, we also repurchased and retired an aggregate of $130 principal amount of our outstanding 6 1/2 percent Senior Notes due 2012, 7 3/4 percent Senior Subordinated Notes due 2013 and 7 percent Senior Subordinated Notes due 2014. Interest expense for 2008 includes a pre-tax gain of $45, representing the difference between the net carrying amount of these securities and the total purchase price of $82. Additionally, during the fourth quarter of 2008, we closed 43 branches and recognized a pre-tax charge of $12, principally related to lease termination costs. Of this amount, $9 was recorded in cost of equipment rentals, excluding depreciation, $2 was recorded in SG&A and $1 was recognized in non-rental depreciation and amortization. During the quarter, we also recognized a non-cash impairment charge of $8 within depreciation of rental equipment related to certain rental assets. During the fourth quarter of 2008, we also reduced our reserve for obsolescence and shrinkage by $3 following our annual physical inventory inspections. This benefit was recorded in cost of equipment rentals, excluding depreciation. Also, during the fourth quarter of 2008, we recognized a benefit of $5 reflecting recent experience related to our estimated provision for self-insurance reserves. This benefit was recorded in cost of equipment rentals, excluding depreciation.

(2)	Diluted loss per share from continuing operations for the second quarter of 2008 includes the following items: (i) a $239, or $2.76 per diluted share, preferred stock redemption charge that reduces income available to common stockholders for earnings-per-share purposes, but does not affect net income, associated with the June 2008 repurchase of our Series C and D preferred stock, (ii) a $14 after-tax charge associated with the settlement of the SEC inquiry and (iii) an $8 after-tax charge primarily related to the establishment of a valuation allowance related to certain foreign tax credits.
(3)	During the fourth quarter of 2007, we received $100 following the termination of our merger agreement with certain affiliates of Cerberus. This amount has been included in other income in our consolidated statements of operations, net of related transaction costs of $1, $2 and $6, which were incurred in the second, third and fourth quarters of 2007, respectively. The fourth quarter also reflects a reduction in our reserve for obsolescence and shrinkage of $4. This benefit, which was recognized following our annual physical inventory inspections, was recorded in cost of equipment rentals, excluding depreciation. Additionally, during the fourth quarter, we recognized a benefit of $3 reflecting recent experience related to our estimated provision for self-insurance reserves. This benefit was recorded in cost of equipment rentals, excluding depreciation.
(4)	Other income for the fourth quarter of 2007 includes $17 of net foreign currency transaction gains relating to intercompany transactions primarily between our Canadian subsidiary and our U.S. subsidiaries. Prior to the fourth quarter of 2007, we had been reflecting the impact of exchange rate changes on these intercompany transactions as a component of accumulated other comprehensive income within stockholders’ equity, rather than including them in income. Of the $17 recognized in the fourth quarter of 2007, $1, $5 and $5 relates to exchange rate movements, which occurred in the first, second and third quarters of 2007, respectively, and $4 relates to periods prior to 2007; all of these amounts have been recognized in the fourth quarter as a correction. This correction does not affect historical or future cash flows and its effect on our prior years’ net income, cash flows from operations and stockholders’ equity is not material.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

17.    Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding and, if dilutive, the Series C and Series D preferred shares as if converted to common shares since such shares are participating securities. (As previously reported and as discussed in note 14 to our consolidated financial statements and elsewhere in this report, in June 2008, we repurchased all of our outstanding Series C and Series D preferred stock and recorded a preferred stock redemption charge of $239.) Diluted earnings per share for 2007 and 2006 include the impact of other diluted securities. 2008 diluted earnings per share exclude the impact of approximately 10.7 million shares since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Year Ended December 31,
	2008	2007	2006
Numerator:
(Loss) income from continuing operations	$(704)	$363	$249
Convertible debt interest	—	2	2
Subordinated convertible debt interest	—	5	8
Preferred stock redemption charge	(239)	—	—

(Loss) income from continuing operations available to common stockholders	$(943)	$370	$259
Loss from discontinued operation, net of taxes	—	(1)	(25)

Net (loss) income available to common stockholders	(943)	369	234

Denominator:
Weighted-average common shares	74,734	83,445	79,609
Series C preferred	—	12,000	12,000
Series D preferred	—	5,000	5,000

Denominator for basic earnings per share—weighted-average	74,734	100,445	96,609
Effect of dilutive securities:
Employee stock options and warrants	—	2,962	5,851
Convertible subordinated notes	—	6,461	6,461
Subordinated convertible debentures	—	3,342	4,685
Restricted stock units and phantom shares	—	512	187

Denominator for dilutive earnings per share—adjusted weighted-average shares	74,734	113,722	113,793

Basic (loss) earnings available to common stockholders:
(Loss) income from continuing operations (inclusive of preferred stock redemption charge)	$(12.62)	$3.61	$2.58
Loss from discontinued operation	—	(0.01)	(0.26)

Net (loss) income	$(12.62)	$3.60	$2.32

Diluted (loss) earnings available to common stockholders:
(Loss) income from continuing operations (inclusive of preferred stock redemption charge)	$(12.62)	$3.26	$2.28
Loss from discontinued operation	—	(0.01)	(0.22)

Net (loss) income	$(12.62)	$3.25	$2.06

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

18.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

URNA is 100 percent owned by Holdings (“Parent”) and has outstanding (i) certain indebtedness that is guaranteed by Parent and (ii) certain indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose entity (the “SPV”) which holds receivable assets relating to the Company’s accounts receivable securitization, all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”). However, this indebtedness is not guaranteed by URNA’s foreign subsidiaries and the SPV (together, the “non-guarantor subsidiaries”). The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, are presented. The condensed consolidating financial information of the Parent and its subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$—	$4	$73	$—	$—	$77
Accounts receivable, net	—	—	—	68	386	—	454
Intercompany receivable (payable)(1)	270	(783)	517	(4)	—	—	—
Inventory	—	25	27	7	—		59
Prepaid expenses and other assets	—	9	25	3	—	—	37
Deferred taxes	—	76	—	—	—	—	76

Total current assets	270	(673)	573	147	386	—	703
Rental equipment, net	—	1,568	906	272	—	—	2,746
Property and equipment, net	57	215	150	25	—	—	447
Investments in subsidiaries(1)	161	1,961	—	—	—	(2,122)	—
Goodwill and other intangibles, net	—	105	85	39	—	—	229
Other long-term assets	7	55	3	—	1	—	66

Total assets	$495	$3,231	$1,717	$483	$387	$(2,122)	$4,191

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current maturities of long-term debt	$—	$13	$—	$—	$—	$—	$13
Accounts payable	—	44	96	17	—	—	157
Accrued expenses and other liabilities	41	103	96	17	—	—	257

Total current liabilities	41	160	192	34	—	—	427
Long-term debt	292	2,523	—	112	259	—	3,186
Subordinated convertible debentures	146	—	—	—	—	—	146
Deferred taxes	—	387	—	27	—	—	414
Other long-term liabilities	45	—	2	—	—	—	47

Total liabilities	524	3,070	194	173	259	—	4,220

Total stockholders’ equity (deficit)(1)	(29)	161	1,523	310	128	(2,122)	(29)

Total liabilities and stockholders’ equity (deficit)	$495	$3,231	$1,717	$483	$387	$(2,122)	$4,191

(1)	Reflects a 2008 dividend of $260 from URNA to Parent.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$325	$—	$56	$—	$—	$381
Accounts receivable, net	—	—	—	86	433	—	519
Intercompany receivable (payable)	—	(19)	21	(2)	—	—	—
Inventory	—	36	43	12	—		91
Prepaid expenses and other assets	—	15	39	3	—	—	57
Deferred taxes	—	72	—	—	—	—	72

Total current assets	—	429	103	155	433	—	1,120
Rental equipment, net	—	1,465	1,045	316	—	—	2,826
Property and equipment, net	46	209	154	31	—	—	440
Investments in subsidiaries	2,209	3,096	—	—	—	(5,305)	—
Goodwill and other intangibles, net	—	184	1,065	155	—	—	1,404
Other long-term assets	6	41	5	—	—	—	52

Total assets	$2,261	$5,424	$2,372	$657	$433	$(5,305)	$5,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$—	$15	$—	$—	$—	$—	$15
Accounts payable	—	59	110	26	—	—	195
Accrued expenses and other liabilities	38	221	20	31	—	—	310

Total current liabilities	38	295	130	57	—	—	520
Long-term debt	—	2,415	—	140	—	—	2,555
Subordinated convertible debentures	146	—	—	—	—	—	146
Deferred taxes	—	505	—	34	—	—	539
Other long-term liabilities	59	—	5	—	—	—	64

Total liabilities	243	3,215	135	231	—	—	3,824

Total stockholders’ equity	2,018	2,209	2,237	426	433	(5,305)	2,018

Total liabilities and stockholders’ equity	$2,261	$5,424	$2,372	$657	$433	$(5,305)	$5,842

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$1,196	$965	$308	$—	$—	$2,469
Sales of rental equipment	—	138	99	27	—	—	264
New equipment sales	—	81	59	39	—	—	179
Contractor supplies sales	—	78	97	37	—	—	212
Service and other revenues	—	76	49	18	—	—	143

Total revenues	—	1,569	1,269	429	—	—	3,267

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	538	465	137	—	—	1,140
Depreciation of rental equipment	—	239	165	51	—	—	455
Cost of rental equipment sales	—	104	77	17	—	—	198
Cost of new equipment sales	—	69	50	32	—	—	151
Cost of contractor supplies sales	—	59	75	28	—	—	162
Cost of service and other revenues	—	30	20	8	—	—	58

Total cost of revenues	—	1,039	852	273	—	—	2,164

Gross profit	—	530	417	156	—	—	1,103
Selling, general and administrative expenses	23	227	172	71	21	—	514
Charge related to settlement of SEC inquiry	14	—	—	—	—	—	14
Goodwill impairment charge	—	108	950	89	—	—	1,147
Non-rental depreciation and amortization	18	19	17	4	—	—	58

Operating (loss) income	(55)	176	(722)	(8)	(21)	—	(630)
Interest expense, net	32	130	—	8	4	—	174
Interest expense-subordinated convertible debentures	9	—	—	—	—	—	9
Other (income) expense, net	(86)	68	60	14	(56)	—	—

(Loss) income from continuing operations before provision (benefit) for income taxes	(10)	(22)	(782)	(30)	31	—	(813)
Provision (benefit) for income taxes	1	(65)	(69)	13	11	—	(109)

(Loss) income before equity in net
(loss) earnings of subsidiaries	(11)	43	(713)	(43)	20	—	(704)
Equity in net (loss) earnings of subsidiaries	(693)	(736)	—	—	—	1,429	—

Net (loss) income	$(704)	$(693)	$(713)	$(43)	$20	$1,429	$(704)

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$1,263	$1,059	$303	$—	$—	$2,625
Sales of rental equipment	—	159	122	38	—	—	319
New equipment sales	—	110	80	40	—	—	230
Contractor supplies sales	—	152	174	52	—	—	378
Service and other revenues	—	84	60	19	—	—	163

Total revenues	—	1,768	1,495	452	—	—	3,715

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	533	505	131	—	—	1,169
Depreciation of rental equipment	—	221	166	50	—	—	437
Cost of rental equipment sales	—	120	89	26	—	—	235
Cost of new equipment sales	—	89	68	33	—	—	190
Cost of contractor supplies sales	—	133	135	38	—	—	306
Cost of service and other revenues	—	37	23	8	—	—	68

Total cost of revenues	—	1,133	986	286	—	—	2,405

Gross profit	—	635	509	166	—	—	1,310
Selling, general and administrative expenses	—	267	233	78	20	—	598
Non-rental depreciation and amortization	10	21	19	4	—	—	54

Operating (loss) income	(10)	347	257	84	(20)	—	658
Interest expense, net	—	178	—	6	3	—	187
Interest expense-subordinated convertible debentures	9	—	—	—	—	—	9
Other (income) expense, net	(166)	44	59	9	(62)	—	(116)

Income from continuing operations before provision for income taxes	147	125	198	69	39	—	578
Provision for income taxes	55	46	74	26	14	—	215

Income from continuing operations	92	79	124	43	25	—	363
Income (loss) from discontinued operation, net of taxes	—	3	(4)	—	—	—	(1)

Income before equity in net earnings of subsidiaries	92	82	120	43	25	—	362
Equity in net earnings of subsidiaries	270	188	—	—	—	(458)	—

Net income (loss)	$362	$270	$120	$43	$25	$(458)	$362

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2006

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES:
Equipment rentals	$—	$1,227	$1,050	$249	$—	$—	$2,526
Sales of rental equipment	—	164	136	35	—	—	335
New equipment sales	—	111	89	32	—	—	232
Contractor supplies sales	—	154	186	45	—		385
Service and other revenues	—	80	52	17	—	—	149

Total revenues	—	1,736	1,513	378	—	—	3,627

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	548	461	121	—	—	1,130
Depreciation of rental equipment	—	207	157	44	—	—	408
Cost of rental equipment sales	—	121	92	24	—	—	237
Cost of new equipment sales	—	90	74	27	—	—	191
Cost of contractor supplies sales	—	122	142	38	—	—	302
Cost of service and other revenues	—	36	23	8	—	—	67

Total cost of revenues	—	1,124	949	262	—	—	2,335

Gross profit	—	612	564	116	—	—	1,292
Selling, general and administrative expenses	—	252	292	56	17	—	617
Non-rental depreciation and amortization	9	21	16	4	—	—	50

Operating (loss) income	(9)	339	256	56	(17)	—	625
Interest expense, net	4	197	(6)	8	5	—	208
Interest expense-subordinated convertible debentures	13	—	—	—	—	—	13
Other expense (income), net	1	30	7	—	(39)	—	(1)

(Loss) income from continuing operations before provision for income taxes	(27)	112	255	48	17	—	405
(Benefit) provision for income taxes	(11)	44	97	19	7	—	156

(Loss) income from continuing operations	(16)	68	158	29	10	—	249
Loss from discontinued operation, net of taxes	—	—	(25)	—	—	—	(25)

(Loss) income before equity in net earnings of subsidiaries	(16)	68	133	29	10	—	224
Equity in net earnings of subsidiaries	240	172	—	—	—	(412)	—

Net income (loss)	$224	$240	$133	$29	$10	$(412)	$224

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$12	$531	$149	$91	$(19)	$—	$764
Net cash used in investing activities	(19)	(212)	(146)	(69)	—	—	(446)
Net cash provided by (used in) financing activities	7	(644)	1	5	19	—	(612)
Effect of foreign exchange rate	—	—	—	(10)	—	—	(10)

Net (decrease) increase in cash and cash equivalents	—	(325)	4	17	—	—	(304)
Cash and cash equivalents at beginning of period	—	325	—	56	—	—	381

Cash and cash equivalents at end of period	$—	$—	$4	$73	$—	$—	$77

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities—continuing operations	$113	$414	$233	$48	$51	$—	$859
Net cash provided by operating activities—discontinued operation	—	—	9	—	—	—	9

Net cash provided by operating activities	113	414	242	48	51	—	868

Net cash used in investing activities—continuing operations	(18)	(332)	(246)	(75)	—	—	(671)
Net cash provided by investing activities—discontinued operation	—	66	1	—	—	—	67

Net cash used in investing activities	(18)	(266)	(245)	(75)	—	—	(604)

Net cash (used in) provided by financing activities	(95)	137	—	(4)	(51)	—	(13)
Effect of foreign exchange rate	—	—	—	11	—	—	11

Net increase (decrease) in cash and cash equivalents	—	285	(3)	(20)	—	—	262
Cash and cash equivalents at beginning of period	—	40	3	76	—	—	119

Cash and cash equivalents at end of period	$—	$325	$—	$56	$—	$—	$381

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2006

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash (used in) provided by operating activities—continuing operations	$(3)	$582	$118	$92	$45	$—	$834
Net cash provided by operating activities—discontinued operation	—	—	24	—	—	—	24

Net cash (used in) provided by operating activities	(3)	582	142	92	45	—	858

Net cash used in investing activities—continuing operations	(10)	(323)	(234)	(71)	—	—	(638)
Net cash used in investing activities—discontinued operation	—	—	(10)	—	—	—	(10)

Net cash used in investing activities	(10)	(323)	(244)	(71)	—	—	(648)

Net cash provided by (used in) financing activities	$13	$(419)	$—	$47	$(45)	$—	$(404)
Effect of foreign exchange rate	—	—	—	(3)	—	—	(3)

Net (decrease) increase in cash and cash equivalents	—	(160)	(102)	65	—	—	(197)
Cash and cash equivalents at beginning of period	—	200	105	11	—	—	316

Cash and cash equivalents at end of period	$—	$40	$3	$76	$—	$—	$119

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

UNITED RENTALS, INC.

(Dollars in millions, except per share data and unless otherwise indicated)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2008:
Allowance for doubtful accounts	$26	$14	$17	(a)	$23
Reserve for obsolescence and shrinkage	5	6	10	(b)	1
Self-insurance reserve	97	90	101	(c)	86

Year ended December 31, 2007:
Allowance for doubtful accounts	$34	$9	$17	(a)	$26
Reserve for obsolescence and shrinkage	6	13	14	(b)	5
Self-insurance reserve	99	107	109	(c)	97

Year ended December 31, 2006:
Allowance for doubtful accounts	$41	$8	$15	(a)	$34
Reserve for obsolescence and shrinkage	11	15	20	(b)	6
Self-insurance reserve	88	123	112	(c)	99

The above information reflects the continuing operations of the Company for the periods presented. Additionally, because the Company has retained certain self-insurance liabilities associated with the discontinued traffic control business, those amounts have been included as well.

(a)	Represents write-offs of accounts, net of recoveries.
(b)	Represents write-offs.
(c)	Represents payments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

The Company’s management carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2008. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company’s financial statements included in this annual report on Form 10-K have been audited by Ernst & Young LLP, independent registered public accounting firm, as indicated in the following report. Ernst & Young LLP has also provided an attestation report on the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of United Rentals, Inc.

We have audited United Rentals, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Rentals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, United Rentals, Inc.’s maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Rentals, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 of United Rentals, Inc. and our report dated February 23, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 23, 2009

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As previously announced, during the fourth quarter of 2008, we hired an Executive Vice President and Chief Financial Officer, effective December 1, 2008.

Item 9B.	Other Information

New York Stock Exchange Certification Compliance

The Company has filed as exhibits to this annual report certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. The Company’s Chief Executive Officer submitted to the New York Stock Exchange in July 2008 a certification that he is not aware of any violations of the Company of the New York Stock Exchange’s corporate governance listing standards.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance of the Registrant

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”), which will be filed with the SEC on or before April 30, 2009.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the 2009 Proxy Statement, which will be filed with the SEC on or before April 30, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the 2009 Proxy Statement, which will be filed with the SEC on or before April 30, 2009.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the applicable information in the 2009 Proxy Statement, which will be filed with the SEC on or before April 30, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the 2009 Proxy Statement, which will be filed with the SEC on or before April 30, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report

(1) Consolidated financial statements:

Report of Independent Registered Public Accounting Firm on Financial Statements

United Rentals, Inc. Consolidated Balance Sheets—December 31, 2008 and 2007

United Rentals, Inc. Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

United Rentals, Inc. Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2008, 2007 and 2006

United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to consolidated financial statements

(2) Schedules to the financial statements:

Schedule II Valuation and Qualifying Accounts

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.

(b) Description of exhibits

Exhibit Number		Description of Exhibit
2	(a)	Amended and Restated Agreement and Plan of Merger, dated as of August 31, 1998, among United Rentals, Inc., UR Acquisition Corporation and U.S. Rentals, Inc. (incorporated by reference to Exhibit A to the joint proxy statement/prospectus forming part of the United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

2	(b)	Agreement and Plan of Merger, dated as of July 22, 2007, among United Rentals, Inc., RAM Holdings, Inc. and RAM Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the United Rentals, Inc. Report on Form 8- K filed on July 24, 2007)

3	(a)	Amended and Restated Certificate of Incorporation of United Rentals, Inc. (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of United Rentals, Inc., dated September 29, 1998 (incorporated by reference to Exhibit 4.2 to The United Rentals, Inc. Registration Statement on Form S-3, Registration No. 333-70151)

3	(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of United Rentals, Inc., dated June 7, 2007 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on June 8, 2007)

Exhibit Number		Description of Exhibit
3	(d)	By-laws of United Rentals, Inc., amended as of January 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on January 20, 2009)

3	(e)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(f)	By-laws of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(g)	Form of Certificate of Designation for Series C Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

3	(h)	Form of Certificate of Designation for Series D Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3(g) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2001)

4	(a)	Rights Agreement, dated September 28, 2001, between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (the “Rights Agreement”) (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

4	(b)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

4	(c)	First Amendment to the Rights Agreement, dated as of July 22, 2007, between United Rentals, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on July 24, 2007)

4	(d)	Second Amendment to the Rights Agreement, dated as of October 16, 2008, between United Rentals, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2009)

4	(e)	Form of Certificate representing United Rentals, Inc. Common Stock (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)

4	(f)	Certificate of Trust of United Rentals Trust I (incorporated by reference to Exhibit 4(a) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463)

4	(g)	Amended and Restated Trust Agreement, dated August 5, 1998, relating to United Rentals Trust I, among United Rentals, Inc., The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein (incorporated by reference to Exhibit 10(ii) of the United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4	(h)	Indenture, dated August 5, 1998, relating to 6 1/2 percent Convertible Subordinated Debentures, between United Rentals, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(hh) of the United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4	(i)	Form of Certificate representing 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPs”) (incorporated by reference to Exhibit 4(e) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463)

Exhibit Number		Description of Exhibit
4	(j)	Supplement, dated as of September 19, 2005, relating to the QUIPs (incorporated by reference to Exhibit 4.5 to the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(k)	Guarantee Agreement, dated August 5, 1998, between United Rentals, Inc. and The Bank of New York (incorporated by reference to Exhibit 10(jj) of the United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)

4	(l)	Form of Certificate representing 6 1/2 percent Convertible Subordinated Debentures (incorporated by reference to Exhibit 4(f) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463)

4	(m)	Indenture, dated as of October 31, 2003, relating to 1 7/8 percent Convertible Senior Subordinated Notes due 2023, among United Rentals (North America), Inc., United Rentals, Inc., as Guarantor, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(a) to the United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

4	(n)	Supplemental Indenture, dated as of September 19, 2005, relating to 1 7/8 percent Convertible Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.4 to the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(o)	Indenture, dated as of November 12, 2003, relating to 7 3/4 percent Senior Subordinated Notes due 2013, among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(b) to the United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

4	(p)	Supplemental Indenture, dated as of September 19, 2005, relating to 7 3/4 percent Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(q)	Indenture, dated as of January 28, 2004, relating to 7 percent Senior Subordinated Notes due 2014, among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(r)	Supplemental Indenture, dated as of September 19, 2005, relating to 7 percent Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(s)	Indenture, dated as of February 17, 2004, relating to 6 1/2 percent Senior Notes due 2012, among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(t)	Supplemental Indenture, dated as of September 19, 2005, relating to 6 1/2 percent Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(u)	Indenture, dated as of June 10, 2008, relating to 14 percent Senior Notes due 2014 between United Rentals, Inc. and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the United Rentals, Inc. Report on Form 8-K filed on June 12, 2008)

4	(v)	Form of United Rentals, Inc. 14 percent Senior Notes due 2014 (incorporated by reference to Exhibit 4.2 to the United Rentals, Inc. Report on Form 8-K filed on June 12, 2008)

Exhibit Number		Description of Exhibit
10	(a)	Form of Warrant Agreement (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡, together with an Amendment thereto, dated December 4, 2003 (incorporated by reference to Exhibit 10(b) to the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2003)‡

10	(b)	1997 Stock Option Plan of United Rentals, Inc. (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡

10	(c)	1998 Stock Option Plan of United Rentals, Inc. (incorporated by reference to Exhibit 99.1 to the United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171)‡

10	(d)	1998 Supplemental Stock Option Plan of United Rentals, Inc. (as amended and restated) (incorporated by reference to Exhibit 10(h) to the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2005)‡

10	(e)	2001 Comprehensive Stock Plan of United Rentals, Inc. (formerly the 2001 Senior Stock Plan) (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(f)	2001 Stock Plan of United Rentals, Inc. (incorporated by reference to Exhibit 4.6 to the United Rentals, Inc. Registration Statement on Form S-8, No. 333-60458)‡

10	(g)	United Rentals, Inc. Deferred Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.1 to the United Rentals, Inc. Report on Form 8-K filed December 19, 2008)‡

10	(h)	United Rentals, Inc. Deferred Compensation Plan for Directors, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.2 to the United Rentals, Inc. Report on Form 8-K filed December 19, 2008)‡

10	(i)	United Rentals, Inc. Annual Incentive Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(j)	United Rentals, Inc. Long-Term Incentive Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(k)	Form of Amendment to United Rentals, Inc. Long-Term Incentive Plan, dated September 22, 2004 (incorporated by reference to Exhibit 99.3 of the United Rentals, Inc. Report on Form 8-K filed September 28, 2004)‡

10	(l)	United Rentals, Inc. Restricted Stock Unit Deferral Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.3 to the United Rentals, Inc. Report on Form 8-K filed December 19, 2008)‡

10	(m)	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(n)	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(o)	Form of Directors Option Agreement of United Rentals, Inc. (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed March 8, 2005)‡

Exhibit Number		Description of Exhibit
10	(p)	Form of Amendment to Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.6 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(q)	Revisions to Compensation Program for Non-Employee Directors of United Rentals, Inc. (incorporated by reference to Exhibit 10(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2008)‡

10	(r)	Compensation Arrangement for Non-Executive Chairman of United Rentals, Inc. (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2008)‡

10	(s)	Letter Agreement, dated as of April 21, 2003, with Wayland R. Hicks (incorporated by reference to Exhibit 10(e) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2003)‡

10	(t)	Employment Agreement, dated April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks (having attached as Exhibit A thereto a Restricted Stock Unit Agreement, dated as of April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks) (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2004)‡

10	(u)	Agreement, dated April 10, 2007, between United Rentals, Inc. and Wayland R. Hicks (incorporated by reference to Exhibit 10.1 to the United Rentals, Inc. Report on Form 8-K filed on April 11, 2007)‡

10	(v)	Letter Agreement, dated as of April 21, 2003, with Bradley S. Jacobs (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2003)‡

10	(w)	Service agreement, dated as of December 4, 2003, between United Rentals, Inc. and Bradley S. Jacobs (incorporated by reference to Exhibit 10(r) to the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2003)‡

10	(x)	Amendment, dated as of June 29, 2007, to Service Agreement, dated as of December 4, 2003, between United Rentals, Inc. and Bradley S. Jacobs (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on June 29, 2007)‡

10	(y)	Employment Agreement, dated as of March 7, 2006, between United Rentals, Inc. and Martin Welch III (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed March 10, 2006)‡

10	(z)	Separation Agreement and General Release, dated December 31, 2008, between United Rentals, Inc. and Martin E. Welch III (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K filed January 7, 2009)‡

10	(aa)	Employment Agreement, dated as of December 1, 2008, between United Rentals, Inc. and William B. Plummer (including form of RSU agreement) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed November 25, 2008)‡

10	(bb)	Employment Agreement, dated as of August 22, 2008, between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on August 25, 2008)‡

10	(cc)	First Amendment, dated January 15, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on January 15, 2009)‡

10	(dd)	Form of 2001 Comprehensive Stock Plan Restricted Stock Unit Agreement with Michael J. Kneeland (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on August 25, 2008)‡

Exhibit Number		Description of Exhibit
10	(ee)	Employment Agreement, dated June 14, 2006, between United Rentals, Inc. and Roger E. Schwed, including a form of indemnification agreement (incorporated by reference to Exhibit 10(e) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(ff)	Separation Agreement and General Release, dated February 5, 2009, between United Rentals, Inc. and Roger E. Schwed (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on February 6, 2009)‡

10	(gg)	Employment Agreement, dated as of February 2, 2009, between United Rentals, Inc. and Jonathan Gottsegen‡*

10	(hh)	Employment Agreement, dated August 30, 2006, between United Rentals, Inc. and John Fahey (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed September 1, 2006)‡

10	(ii)	Employment Agreement, dated as of April 23, 2007, between United Rentals, Inc. and Kurtis T. Barker, including a form of indemnification agreement (incorporated by reference to Exhibit 10(e) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2007)‡

10	(jj)	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117)‡

10	(kk)	Indemnification Agreement, dated April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks (incorporated by reference to Exhibit 10(h) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2004)‡

10	(ll)	Form of Indemnification Agreement for executive officers and directors (an agreement in this form was entered into with Wayland Hicks, Michael Kneeland, Howard Clark, Singleton McAllister, Brian McAuley, John McKinney, Lawrence Keith Wimbush, Jenne K. Britell, José B. Alvarez, Bobby J. Griffin and Filippo Passerini) (incorporated by reference to Exhibit 10(d) to the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2004)‡

10	(mm)	Indemnification Agreement, dated as of June 7, 2005, between United Rentals, Inc. and Jason D. Papastavrou (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed June 7, 2005)‡

10	(nn)	Indemnification Agreement, dated as of September 12, 2005, between United Rentals, Inc. and Martin Welch III (incorporated by reference to Exhibit 99.3 of the United Rentals, Inc. Report on Form 8-K filed September 14, 2005)‡

10	(oo)	Form of Indemnification Agreement between United Rentals, Inc. and William B. Plummer (incorporated by reference to Exhibit 10(d) to the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2004)

10	(pp)	Indemnification Agreement, dated as of February 2, 2009, between United Rentals, Inc. and Jonathan Gottsegen‡*

10	(qq)	Purchase Agreement, dated as of June 10, 2008, among United Rentals, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and J.P. Morgan Partners (BHCA), L.P. relating to the repurchase of the Series C Perpetual Convertible Preferred Stock and Series D Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to the United Rentals, Inc. Report on Form 8-K filed on June 12, 2008)

10	(rr)	Registration Rights Agreement, dated as of June 10, 2008, among United Rentals, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and J.P. Morgan Partners (BHCA), L.P. relating to 14 percent Senior Notes due 2014 (incorporated by reference to Exhibit 10.3 to the United Rentals, Inc. Report on Form 8- K filed on June 12, 2008)

Exhibit Number		Description of Exhibit
10	(ss)	Credit Agreement, dated June 9, 2008, among United Rentals, Inc., United Rentals (North America), Inc., certain of their subsidiaries, Bank of America, N.A., UBS Securities LLC, UBS AG Canada Branch, Wachovia Bank, National Association, Wachovia Capital Finance Corporation (Canada), Wells Fargo Foothill, LLC and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on June 12, 2008)

10	(tt)	Incremental Assumption Agreement, dated as of October 16, 2008, among United Rentals, Inc., United Rentals (North America), Inc., certain of their subsidiaries, and Bank of America, N.A., as agent*

10	(uu)	Amended and Restated Receivables Purchase Agreement, dated as of December 22, 2008, among Calyon New York Branch, The Bank of Nova Scotia, Atlantic Asset Securitization LLC, Liberty Street Funding LLC, United Rentals Receivables LLC II and United Rentals, Inc. (without Annexes) (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed January 7, 2009)

10	(vv)	Amended and Restated Purchase and Contribution Agreement, dated as of December 22, 2008, among United Rentals Receivables LLC II, United Rentals, Inc., United Rentals (North America), Inc. and United Rentals Northwest, Inc. (without Annexes) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed January 7, 2009)

10	(ww)	Performance Undertaking, dated as of May 31, 2005, executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 99.3 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

10	(xx)	Confirmation of Performance Undertaking, dated as of December 22, 2008, executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II*

10	(yy)	Master Exchange Agreement, dated as of January 1, 2009, among United Rentals Exchange, LLC, IPX1031 LLC, United Rentals (North America), Inc. and United Rentals Northwest, Inc. (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed January 7, 2009)

10	(zz)	Form of Sale-Leaseback Commitment Agreement between CNLRS Acquisitions, Inc., and United Rentals, Inc. (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on December 28, 2004)

10	(aaa)	Stock Purchase Agreement, dated as of December 22, 2006, between United Rentals (North America), Inc. and HTS Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the United Rentals, Inc. Report on Form 8-K filed on December 26, 2006)

10	(bbb)	Consent of United Rentals, Inc. (with form of Final Judgment attached) (incorporated by reference to Exhibit 10.1 to the United Rentals, Inc. Report on Form 8-K filed on September 9, 2008)

21	*	Subsidiaries of United Rentals, Inc.

23	*	Consent of Ernst & Young LLP

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)**	Section 1350 Certification by Chief Executive Officer

32	(b)**	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.
‡	This document is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RENTALS, INC.
Date:	February 24, 2009	By:	/S/ MICHAEL J. KNEELAND
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ JENNE K. BRITELL	Chairman	February 24, 2009
Jenne K. Britell

/S/ WAYLAND R. HICKS	Vice Chairman	February 24, 2009
Wayland R. Hicks

/S/ JOSE B. ALVAREZ	Director	February 24, 2009
Jose B. Alvarez

/S/ HOWARD L. CLARK	Director	February 24, 2009
Howard L. Clark

/S/ BOBBY J. GRIFFIN	Director	February 24, 2009
Bobby J. Griffin

/S/ SINGLETON B. MCALLISTER	Director	February 24, 2009
Singleton B. McAllister

/S/ BRIAN D. MCAULEY	Director	February 24, 2009
Brian D. McAuley

/S/ JOHN S. MCKINNEY	Director	February 24, 2009
John S. McKinney

/S/ JASON D. PAPASTAVROU	Director	February 24, 2009
Jason D. Papastavrou

/S/ FILIPPO PASSERINI	Director	February 24, 2009
Filippo Passerini

/S/ LAWRENCE “KEITH” WIMBUSH	Director	February 24, 2009
Lawrence “Keith” Wimbush

Signatures	Title	Date

/S/ MICHAEL J. KNEELAND	Director and Chief Executive Officer (Principal Executive Officer)	February 24, 2009
Michael J. Kneeland

/S/ WILLIAM B. PLUMMER	Chief Financial Officer (Principal Financial Officer)	February 24, 2009
William B. Plummer

/S/ JOHN J. FAHEY	Vice President, Controller (Principal Accounting Officer)	February 24, 2009
John J. Fahey