Form 10-Q
period 2009-03-31
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2009-04-29
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ (registrant is not yet required to provide financial disclosure in an Interactive Data File format)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 28, 2009, there were 60,125,200 shares of United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

This combined Form 10-Q is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format permitted by such instruction.

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy or outlook. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected by any forward-looking statements. Certain of such risks and uncertainties are described in our annual report on Form 10-K for the year ended December 31, 2008. Our forward-looking statements contained herein speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$96	$77
Accounts receivable, net of allowance for doubtful accounts of $25 and $23 at March 31, 2009 and December 31, 2008, respectively	359	454
Inventory	59	59
Prepaid expenses and other assets	33	37
Deferred taxes	75	76

Total current assets	622	703
Rental equipment, net	2,620	2,746
Property and equipment, net	444	447
Goodwill and other intangible assets, net	229	229
Other long-term assets	62	66

Total assets	$3,977	$4,191

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current maturities of long-term debt	$11	$13
Accounts payable	154	157
Accrued expenses and other liabilities	191	257

Total current liabilities	356	427
Long-term debt	3,075	3,186
Subordinated convertible debentures	146	146
Deferred taxes	410	414
Other long-term liabilities	46	47

Total liabilities	4,033	4,220

Common stock—$0.01 par value, 500,000,000 shares authorized, 60,123,487 and 59,890,226 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1	1

Additional paid-in capital	467	466
Accumulated deficit	(531)	(512)
Accumulated other comprehensive income	7	16

Total stockholders’ deficit	(56)	(29)

Total liabilities and stockholders’ deficit	$3,977	$4,191

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues:
Equipment rentals	$448	$578
Sales of rental equipment	67	66
New equipment sales	23	42
Contractor supplies sales	32	56
Service and other revenues	24	30

Total revenues	594	772

Cost of revenues:
Cost of equipment rentals, excluding depreciation	233	276
Depreciation of rental equipment	106	108
Cost of rental equipment sales	59	49
Cost of new equipment sales	20	34
Cost of contractor supplies sales	23	44
Cost of service and other revenues	9	12

Total cost of revenues	450	523

Gross profit	144	249
Selling, general and administrative expenses	108	129
Restructuring charge	4	3
Non-rental depreciation and amortization	14	15

Operating income	18	102
Interest expense, net	50	41
Interest expense—subordinated convertible debentures	2	2
Other income, net	(1)	—

(Loss) income before (benefit) provision for income taxes	(33)	59
(Benefit) provision for income taxes	(14)	21

Net (loss) income	$(19)	$38

(Loss) earnings per share:
Basic (loss) earnings per share	$(0.32)	$0.37
Diluted (loss) earnings per share	$(0.32)	$0.34

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Accumulated Other Comprehensive Income
	Number of Shares	Amount
Balance at December 31, 2008	60	$1	$466	$(512)		$16
Comprehensive loss:
Net loss				(19)	$(19)
Other comprehensive loss:
Foreign currency translation adjustments					(9)	(9)

Comprehensive loss					$(28)

Other, net			1

Balance at March 31, 2009	60	$1	$467	$(531)		$7

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net (loss) income	$(19)	$38
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	120	123
Amortization and write-off of deferred financing and related costs	4	2
Gain on sales of rental equipment	(8)	(17)
Gain on sales of non-rental equipment	(1)	—
Non-cash adjustments to equipment	4	1
Stock compensation expense, net	2	1
Gain on repurchase of high yield notes	(4)	—
(Decrease) increase in deferred taxes	(3)	18
Changes in operating assets and liabilities:
Decrease in accounts receivable	93	65
Increase in inventory	—	(4)
Decrease in prepaid expenses and other assets	4	2
(Decrease) increase in accounts payable	(3)	81
Decrease in accrued expenses and other liabilities	(65)	(84)

Net cash provided by operating activities	124	226
Cash Flows From Investing Activities:
Purchases of rental equipment	(52)	(136)
Purchases of non-rental equipment	(12)	(15)
Proceeds from sales of rental equipment	67	66
Proceeds from sales of non-rental equipment	3	2
Purchases of other companies	(2)	—

Net cash provided by (used in) investing activities	4	(83)
Cash Flows From Financing Activities:
Proceeds from debt	2,564	—
Payments of debt	(2,670)	(7)
Other	(1)	—

Net cash used in financing activities	(107)	(7)
Effect of foreign exchange rates	(2)	(2)

Net increase in cash and cash equivalents	19	134
Cash and cash equivalents at beginning of period	77	381

Cash and cash equivalents at end of period	$96	$515

See accompanying notes.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data unless otherwise indicated)

1. Organization and Basis of Presentation

General

United Rentals, Inc. (“Holdings,” “United Rentals” or the “Company”) is principally a holding company and conducts its operations primarily through its wholly owned subsidiary, United Rentals (North America), Inc. (“URNA”), and subsidiaries of URNA. Holdings’ primary asset is its sole ownership of all issued and outstanding shares of common stock of URNA. URNA’s various credit agreements and debt instruments place restrictions on its ability to transfer funds to its holder.

We rent equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others in the United States, Canada and Mexico. In addition to renting equipment, we sell new and used rental equipment, as well as related contractor supplies, parts and service.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2008 Form 10-K. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

In our opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of financial condition, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

New Accounting Pronouncements

In 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“Statement 157”). We adopted the provisions of Statement 157 on January 1, 2008. Statement 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. Statement 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. Statement 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities. The partial adoption of Statement 157 in 2008 for financial assets and liabilities did not have a material effect on our financial condition or results of operations. In the first quarter of 2009, we adopted the provisions of Statement 157 for our nonfinancial assets and liabilities, including those measured at fair value in impairment testing and those initially measured at fair value in a business combination. The full adoption of Statement 157 did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141 (R)-1 amends and clarifies Statement No. 141(R), “Business Combinations,” to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Under FSP FAS 141 (R)-1, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the acquirer applies the recognition criteria in Statement No. 5, “Accounting for Contingencies,” and Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss,” to determine whether the contingency should be recognized as of the acquisition date or after it. While there is no expected impact on our unaudited condensed consolidated financial statements with respect to the accounting for acquisitions completed prior to December 31, 2008, the adoption of FSP FAS 141 (R)-1 could materially change the accounting for business combinations consummated subsequent to that date.

In April 2009, the FASB announced that the proposed FSP FAS 107-b and APB 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-b and APB 28-a”), would be effective for interim and annual periods ending after June 15, 2009. FSP FAS 107-b and APB 28-a requires disclosure of the fair value of all financial assets and financial liabilities within the scope of Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” for which it is practicable to estimate fair value, for interim and annual periods. We will include the additional disclosures required by FSP FAS 107-b and APB 28-a for interim and annual periods ending after the effective date of June 15, 2009.

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

Operating segment revenues and profitability for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Total reportable segment revenues
General rentals	$558	$727
Trench safety, pump and power	36	45

Total revenues	$594	$772

Total reportable segment depreciation and amortization expense
General rentals	$114	$117
Trench safety, pump and power	6	6

Total depreciation and amortization expense	$120	$123

Total reportable segment operating income
General rentals	$15	$93
Trench safety, pump and power	3	9

Total operating income	$18	$102

Total reportable segment capital expenditures
General rentals	$61	$149
Trench safety, pump and power	3	2

Total capital expenditures	$64	$151

	March 31, 2009	December 31, 2008
Total reportable segment assets
General rentals	$3,850	$4,054
Trench safety, pump and power	127	137

Total assets	$3,977	$4,191

3. Income Taxes

We adopted the provisions of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. We did not record any unrecognized income tax benefits as a result of the implementation of FIN 48. As of January 1 and December 31, 2008, we had $7 of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. For the three months ended March 31, 2009, there was no change to our unrecognized tax benefits. We include interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in selling, general and administrative expense.

We file income tax returns in the United States and in several foreign jurisdictions. With few exceptions, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2004. The Internal Revenue Service has completed audits for periods prior to 2006. Canadian authorities have concluded income tax audits for periods prior to 2006, and the Company has agreed to the findings; however, 2003 through 2005 remain open to transfer pricing audit adjustments. The Company anticipates a cash settlement relating to the 2003 through 2005 Canadian transfer pricing adjustments which would reduce the previously recorded uncertain tax positions by $4. Included in the balance of unrecognized tax benefits at March 31, 2009 are certain tax positions for which it is reasonably possible that the total amounts of the unrecognized tax benefits for those tax positions could significantly change during the next 12 months. However, based on the status of the ongoing audit examinations and alternative options available to the Company for certain of these tax positions, which could include legal proceedings, it is not possible to estimate the amount of the change, if any, to the previously recorded uncertain tax positions.

4. Goodwill and Other Intangible Assets

The carrying amount of our goodwill was $189 and $190 at March 31, 2009 and December 31, 2008, respectively. We are required to review our goodwill for impairment annually as of a scheduled review date. However, if events or circumstances suggest that goodwill could be impaired, we may be required to conduct an earlier review. The scheduled review date is October 1 of each year.

Other intangible assets consist of customer relationships and non-compete agreements and are amortized over periods ranging from one to 12 years. Amortization expense for other intangible assets was $2 for the three months ended March 31, 2009 and 2008. The cost of other intangible assets and related accumulated amortization as of March 31, 2009 was as follows:

March 31, 2009
Gross carrying amount	$85
Accumulated amortization	(45)

Net amount	$40

5. Debt

Long-term debt consists of the following:

	March 31, 2009	December 31, 2008
URNA and subsidiaries:
$1.285 billion ABL Facility (1)	$634	$689
Accounts Receivable Securitization Facility (1)	227	259
7 3/4 percent Senior Subordinated Notes	521	521
7 percent Senior Subordinated Notes	269	269
6 1/2 percent Senior Notes	958	980
1 7/8 percent Convertible Senior Subordinated Notes	144	144
Other debt, including capital leases	41	45

Total URNA and subsidiaries debt	2,794	2,907
Less current portion	(11)	(13)

Long-term URNA and subsidiaries debt	2,783	2,894

Holdings:
14 percent Senior Notes	292	292

Total long-term debt (2)	$3,075	$3,186

(1)	$561 and $0 were available under senior secured asset-based revolving credit facility (the “ABL facility”) and accounts receivable securitization facility, respectively, at March 31, 2009.

(2)

In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. The initial conversion rate was 1.146 shares of common stock per preferred security (equivalent to an initial conversion price of $43.63 per share). In July 2008, following the completion of a modified “Dutch auction” tender offer pursuant to which we purchased shares of our common stock, the conversion price of the QUIPS was adjusted to $41.02 and, accordingly, each $50 (fifty dollars) in liquidation preference is now convertible into 1.219 shares of common stock. Total long-term debt at March 31, 2009 and December 31, 2008 excludes $146 of these Debentures, which are separately classified in our condensed consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflect the obligation to our subsidiary that has issued the QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust.

During the first quarter of 2009, URNA repurchased and retired an aggregate of $22 principal amount of our outstanding 6 1/2 percent Senior Notes due 2012 and recognized a gain of $4. The gain, which is reflected in interest expense, net in our condensed consolidated statements of operations, represents the difference between the net carrying amount of these securities and the total purchase price of $18.

6. Legal and Regulatory Matters

As previously reported, subsequent to our November 14, 2007 announcement that affiliates of Cerberus Capital Management, L.P. (“Cerberus”) had notified us that they were not prepared to proceed with the purchase of the Company on the terms set forth in the merger agreement, three putative class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut. The plaintiff in each of the lawsuits sought to sue on behalf of a purported class of persons who purchased or otherwise acquired our securities between August 29, 2007 and November 14, 2007. The lawsuits named as defendants the Company, our directors and certain of our officers and alleged, among other things, that the named plaintiff and members of the purported class suffered damages when they purchased or otherwise acquired securities issued by the Company as a result of false and misleading statements and/or material omissions relating to the contemplated merger with affiliates of Cerberus contained in proxy materials that the Company disseminated and/or filed with the SEC in anticipation of the October 19, 2007 special meeting of stockholders and/or certain of the Company’s filings with the SEC and other public statements. On the basis of those allegations, plaintiff in each action asserted: (i) claims under Sections 10(b) and 14(a) of the Exchange Act and Rules 10b-5 and 14a-9 thereunder; and (ii) claims against the individual defendants under Section 20(a) of the Exchange Act. The complaints in these actions sought unspecified compensatory damages, costs, expenses and fees. The Court subsequently entered an order consolidating the three actions and appointing the Institutional Investor Group, consisting of First New York Securities, L.L.C. and Omni Partners LLP, as lead plaintiffs for the purported class.

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

On March 10, 2009, the Court rendered an opinion and ruling granting defendants’ motions and dismissing the consolidated amended complaint without prejudice. The ruling granted lead plaintiffs leave to move to reopen the case within 30 days and to file a proposed amended complaint. On April 9, 2009, lead plaintiffs filed a motion to reopen judgment and filed a second consolidated amended complaint. The second consolidated amended complaint continues to assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and, among other things: (i) amends the purported class period to include purchasers of our publicly traded securities from August 30, 2007 to November 14, 2007, and (ii) drops as defendants one of our directors and the Cerberus related defendants. The actions are now consolidated under the caption First New York Securities, L.L.C., et al. v. United Rentals, Inc. et al. We intend to move to dismiss the second consolidated amended complaint and to continue to defend against the action vigorously.

We are also subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from these ordinary course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

7. Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding and, if dilutive, the Series C and Series D preferred shares as if converted to common shares since such shares are participating securities. As previously reported and as discussed in our 2008 Form 10-K, in June 2008, we repurchased all of our outstanding Series C and Series D preferred stock. Diluted earnings per share for the three months ended March 31, 2008 include the impact of other dilutive securities, but exclude 3.3 million common stock equivalents associated with our QUIPS as their impact would be anti-dilutive. Diluted loss per share for the three months ended March 31, 2009 excludes the impact of approximately 10.3 million common stock equivalents since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted (loss) earnings per share (shares in thousands):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net (loss) income	$(19)	$38
Convertible debt interest	—	—

Net (loss) income	$(19)	$38

Denominator:
Weighted-average common shares	59,986	86,332
Series C preferred stock	—	12,000
Series D preferred stock	—	5,000

Denominator for basic (loss) earnings per share—weighted-average	59,986	103,332
Effect of dilutive securities:
Employee stock options and warrants	—	575
Convertible shares	—	6,461
Restricted stock units and other	—	397

Denominator for dilutive (loss) earnings per share—adjusted weighted-average shares	59,986	110,765

(Loss) earnings per share:
Basic (loss) earnings per share	$(0.32)	$0.37
Diluted (loss) earnings per share	$(0.32)	$0.34

8. Condensed Consolidating Financial Information of Guarantor Subsidiaries

URNA is 100 percent owned by Holdings (“Parent”) and has outstanding (i) certain indebtedness that is guaranteed by Parent and (ii) certain indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose entity (the “SPV”) which holds receivable assets relating to the Company’s accounts receivable securitization facility, all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”). However, this indebtedness is not guaranteed by URNA’s foreign subsidiaries and the SPV (together, the “non-guarantor subsidiaries”). The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors; however, condensed consolidating financial information is presented. The condensed consolidating financial information of the Company and its subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$2	$10	$84	$—	$—	$96
Accounts receivable, net	—	—	—	51	308	—	359
Intercompany receivable (payable)	282	(771)	486	3	—	—	—
Inventory	—	28	25	6	—	—	59
Prepaid expenses and other assets	—	6	24	3	—	—	33
Deferred taxes	—	75	—	—	—	—	75

Total current assets	282	(660)	545	147	308	—	622

Rental equipment, net	—	1,507	864	249	—	—	2,620
Property and equipment, net	58	213	148	25	—	—	444
Investments in subsidiaries	131	1,901	—	—	—	(2,032)	—
Goodwill and other intangibles, net	—	104	88	37	—	—	229
Other long-term assets	7	52	2	—	1	—	62

Total assets	$478	$3,117	$1,647	$458	$309	$(2,032)	$3,977

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current maturities of long-term debt	$—	$11	$—	$—	$—	$—	$11
Accounts payable	—	64	77	13	—	—	154
Accrued expenses and other liabilities	52	79	52	8	—	—	191

Total current liabilities	52	154	129	21	—	—	356
Long-term debt	292	2,447	—	109	227	—	3,075
Subordinated convertible debentures	146	—	—	—	—	—	146
Deferred taxes	—	385	—	25	—	—	410
Other long-term liabilities	44	—	2	—	—	—	46

Total liabilities	534	2,986	131	155	227	—	4,033

Total stockholders’ equity (deficit)	(56)	131	1,516	303	82	(2,032)	(56)

Total liabilities and stockholders’ equity (deficit)	$478	$3,117	$1,647	$458	$309	$(2,032)	$3,977

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$—	$4	$73	$—	$—	$77
Accounts receivable, net	—	—	—	68	386	—	454
Intercompany receivable (payable) (1)	270	(783)	517	(4)	—	—	—
Inventory	—	25	27	7	—	—	59
Prepaid expenses and other assets	—	9	25	3	—	—	37
Deferred taxes	—	76	—	—	—	—	76

Total current assets	270	(673)	573	147	386	—	703
Rental equipment, net	—	1,568	906	272	—	—	2,746
Property and equipment, net	57	215	150	25	—	—	447
Investments in subsidiaries (1)	161	1,961	—	—	—	(2,122)	—
Goodwill and other intangibles, net	—	105	85	39	—	—	229
Other long-term assets	7	55	3	—	1	—	66

Total assets	$495	$3,231	$1,717	$483	$387	$(2,122)	$4,191

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current maturities of long-term debt	$—	$13	$—	$—	$—	$—	$13
Accounts payable	—	44	96	17	—	—	157
Accrued expenses and other liabilities	41	103	96	17	—	—	257

Total current liabilities	41	160	192	34	—	—	427
Long-term debt	292	2,523	—	112	259	—	3,186
Subordinated convertible debentures	146	—	—	—	—	—	146
Deferred taxes	—	387	—	27	—	—	414
Other long-term liabilities	45	—	2	—	—	—	47

Total liabilities	524	3,070	194	173	259	—	4,220

Total stockholders’ equity (deficit) (1)	(29)	161	1,523	310	128	(2,122)	(29)

Total liabilities and stockholders’ equity (deficit)	$495	$3,231	$1,717	$483	$387	$(2,122)	$4,191

(1)	Reflects a 2008 dividend of $260 from URNA to Parent.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$238	$161	$49	$—	$—	$448
Sales of rental equipment	—	43	17	7	—	—	67
New equipment sales	—	12	7	4	—	—	23
Contractor supplies sales	—	13	13	6	—	—	32
Service and other revenues	—	13	8	3	—	—	24

Total revenues	—	319	206	69	—	—	594

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	115	91	27	—	—	233
Depreciation of rental equipment	—	60	35	11	—	—	106
Cost of rental equipment sales	—	38	16	5	—	—	59
Cost of new equipment sales	—	11	6	3	—	—	20
Cost of contractor supplies sales	—	9	10	4	—	—	23
Cost of service and other revenues	—	5	3	1	—	—	9

Total cost of revenues	—	238	161	51	—	—	450

Gross profit	—	81	45	18	—	—	144
Selling, general and administrative expenses	9	43	38	13	5	—	108
Restructuring charge	—	4	—	—	—	—	4
Non-rental depreciation and amortization	4	5	4	1	—	—	14

Operating (loss) income	(13)	29	3	4	(5)	—	18
Interest expense, net	8	37	3	1	1	—	50
Interest expense-subordinated convertible debentures	2	—	—	—	—	—	2
Other (income) expense, net	(16)	12	11	2	(10)	—	(1)

(Loss) income before (benefit) provision for income taxes	(7)	(20)	(11)	1	4	—	(33)
(Benefit) provision for income taxes	(3)	(8)	(5)	—	2	—	(14)

(Loss) income before equity in net (loss) earnings of subsidiaries	(4)	(12)	(6)	1	2	—	(19)
Equity in net (loss) earnings of subsidiaries	(15)	(3)	—	—	—	18	—

Net (loss) income	$(19)	$(15)	$(6)	$1	$2	$18	$(19)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$280	$225	$73	$—	$—	$578
Sales of rental equipment	—	35	25	6	—	—	66
New equipment sales	—	20	13	9	—	—	42
Contractor supplies sales	—	20	26	10	—	—	56
Service and other revenues	—	15	11	4	—	—	30

Total revenues	—	370	300	102	—	—	772

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	126	115	35	—	—	276
Depreciation of rental equipment	—	55	40	13	—	—	108
Cost of rental equipment sales	—	27	18	4	—	—	49
Cost of new equipment sales	—	15	11	8	—	—	34
Cost of contractor supplies sales	—	16	20	8	—	—	44
Cost of service and other revenues	—	6	4	2	—	—	12

Total cost of revenues	—	245	208	70	—	—	523

Gross profit	—	125	92	32	—	—	249
Selling, general and administrative expenses	—	55	52	18	4	—	129
Restructuring charge	—	3	—	—	—	—	3
Non-rental depreciation and amortization	3	6	5	1	—	—	15

Operating (loss) income	(3)	61	35	13	(4)	—	102
Interest expense, net	—	39	—	2	—	—	41
Interest expense-subordinated convertible debentures	2	—	—	—	—	—	2
Other (income) expense, net	(15)	14	13	1	(13)	—	—

Income before provision for income taxes	10	8	22	10	9	—	59
Provision for income taxes	4	3	8	3	3	—	21

Income before equity in net earnings (loss) of subsidiaries	6	5	14	7	6	—	38
Equity in net earnings (loss) of subsidiaries	32	27	—	—	—	(59)	—

Net income (loss)	$38	$32	$14	$7	$6	$(59)	$38

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Three Months Ended March 31, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$1	$39	$8	$7	$69	$—	$124
Net cash (used in) provided by investing activities	(5)	6	(1)	4	—	—	4
Net cash provided by (used in) financing activities	4	(43)	(1)	2	(69)	—	(107)
Effect of foreign exchange rates	—	—	—	(2)	—	—	(2)

Net increase in cash and cash equivalents	—	2	6	11	—	—	19
Cash and cash equivalents at beginning of period	—	—	4	73	—	—	77

Cash and cash equivalents at end of period	$—	$2	$10	$84	$—	$—	$96

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Three Months Ended March 31, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash (used in) provided by operating activities	$(2)	$115	$29	$17	$67	$—	$226
Net cash used in investing activities	—	(41)	(25)	(17)	—	—	(83)
Net cash provided by (used in) financing activities	2	56	—	2	(67)	—	(7)
Effect of foreign exchange rates	—	—	—	(2)	—	—	(2)

Net increase in cash and cash equivalents	—	130	4	—	—	—	134
Cash and cash equivalents at beginning of period	—	325	—	56	—	—	381

Cash and cash equivalents at end of period	$—	$455	$4	$56	$—	$—	$515

9. Subsequent Event

In the second quarter of 2009, we expect to record a charge of between $25 and $30 principally related to the planned closure of 39 branches. The charge is expected to include a non-cash component of approximately $14 related to the aggregate impact of impairing certain rental assets and writing off leasehold improvements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data and unless otherwise indicated)

Executive Overview

We are the largest equipment rental company in the world with an integrated network of 618 rental locations in the United States, Canada and Mexico. Although the equipment rental industry is highly fragmented and diverse, we believe we are well positioned to take advantage of this environment because as a larger company we have more resources and certain competitive advantages over smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services as well as with better maintained equipment, and greater flexibility to transfer equipment among branches.

We offer for rent approximately 2,800 classes of rental equipment, including construction equipment, industrial and heavy machinery, aerial work platforms, trench safety equipment and homeowner items. Our revenues are derived from the following sources: equipment rentals, sales of used rental equipment, sales of new equipment, contractor supplies sales and service and other. In 2008, rental equipment revenues represented 76 percent of our total revenues.

As we expected, the first quarter of 2009 has been challenging for both our company and the U.S. equipment rental industry. Despite these challenges, we believe our strategy- which includes a continued focus on our core rental business, optimization of fleet management, disciplined cost controls, and free cash flow generation- will position us to weather the economic downturn, enable us to strengthen our leadership position and improve our returns to stockholders once economic conditions improve.

As previously reported, the Company is subject to certain ongoing class action and derivative lawsuits, and recently settled an SEC inquiry. The U.S. Attorney’s office has also requested information from the Company about matters related to the SEC inquiry. As previously reported, in the third quarter of 2008, we consented, without admitting or denying the allegations in the SEC’s complaint, to the entry of a judgment requiring us to pay a civil penalty of $14 and disgorgement of one dollar and enjoining us from violations of certain provisions of the federal securities laws in the future. We cannot predict the outcome or other consequences of these matters to the Company and, other than the previously disclosed charge we recognized in the fourth quarter of 2008 related to our contribution toward the settlement of the previously reported In re United Rentals, Inc. Securities Litigation, we have not accrued any amounts related to their ultimate disposition. Any liabilities resulting from an adverse judgment or settlement of these matters may be material to our results of operations and cash flows during the period incurred. Other costs associated with the SEC inquiry, the U.S. Attorney’s office inquiry and the class action and derivative suits, including advancement or reimbursement of attorneys’ fees incurred by indemnified officers and directors, are expensed as incurred.

Financial Overview

Net (loss) income. Net (loss) income and diluted (loss) earnings per share for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(19)	$38
Diluted (loss) earnings per share	$(0.32)	$0.34

The first quarter of 2009 net loss of $19, or $(0.32) per diluted share, compares with net income of $38, or $0.34 per diluted share, in the first quarter of 2008. Our results for the three months ended March 31, 2009 and 2008 include after-tax restructuring charges of $3, or $0.04 per diluted share, and $2, or $0.02 per diluted share, respectively, related to branch closure and severance costs. The decline in profitability reflects lower equipment rental revenue and gross profit in a very challenging construction environment, partially offset by savings realized from our ongoing initiatives to reduce operating costs.

EBITDA GAAP Reconciliation. EBITDA represents the sum of (loss) income before (benefit) provision for income taxes, interest expense, net, interest expense-subordinated convertible debentures, depreciation-rental equipment, non-rental depreciation and amortization and stock compensation expense. Adjusted EBITDA represents EBITDA plus the restructuring charge. Management believes that EBITDA and adjusted EBITDA provide useful information about operating performance and period-over-period growth. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between (loss) income before (benefit) provision for income taxes and EBITDA and adjusted EBITDA.

	Three Months Ended March 31,
	2009	2008
(Loss) income before (benefit) provision for income taxes	$(33)	$59
Interest expense, net	50	41
Interest expense—subordinated convertible debentures	2	2
Depreciation—rental equipment	106	108
Non-rental depreciation and amortization	14	15
Stock compensation expense	2	1

EBITDA	$141	$226
Restructuring charge	4	3

Adjusted EBITDA	$145	$229

For the three months ended March 31, 2009, EBITDA decreased $85, or 37.6 percent, primarily reflecting lower equipment rental revenue and gross profit, partially offset by cost reductions.

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

These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter. The balance of accounts receivable, net decreased $95, or 20.9 percent, as compared to December 31, 2008, consistent with the sequential decline in total revenues over that same period.

Revenues by segment were as follows:

	General rentals	Trench safety, pump and power	Total
Three months ended March 31, 2009
Equipment rentals	$418	$30	$448
Sales of rental equipment	64	3	67
New equipment sales	21	2	23
Contractor supplies sales	31	1	32
Service and other revenues	24	—	24

Total revenues	$558	$36	$594

Three months ended March 31, 2008
Equipment rentals	$542	$36	$578
Sales of rental equipment	63	3	66
New equipment sales	40	2	42
Contractor supplies sales	54	2	56
Service and other revenues	28	2	30

Total revenues	$727	$45	$772

Equipment rentals. 2009 equipment rentals of $448 decreased $130, or 22.5 percent, reflecting an 11.5 percent rate decline and a 2.4 percentage point decrease in time utilization on a smaller fleet. Equipment rentals represented 75 percent of total revenues for the three months ended March 31, 2009 and 2008. On a segment basis, equipment rentals represented 75 percent and 83 percent of total revenues for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals decreased $124, or 22.9 percent, reflecting a 20.4 percent decrease in same-store rental revenues. Trench safety, pump and power equipment rentals decreased $6, or 16.7 percent, reflecting a 14.6 percent decrease in same-store rental revenues.

Sales of rental equipment. For the three months ended March 31, 2009 and 2008, sales of rental equipment represented 11 and 9 percent of our total revenues, respectively, and our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2009, sales of rental equipment increased 1.5 percent as compared to the same period in 2008.

New equipment sales. For the three months ended March 31, 2009 and 2008, sales of new equipment represented 4 and 5 percent of our total revenues, respectively. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2009, sales of new equipment declined $19, or 45.2 percent, as compared to the same period in 2008, primarily reflecting a decline in the volume of equipment sold.

Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. Consistent with sales of rental and new equipment, general rentals accounts for substantially all of our contractor supplies sales. For the three months ended March 31, 2009, contractor supplies sales declined 42.9 percent as compared to the same period in 2008. The decline reflects a reduction in the volume of supplies sold, consistent with a weak construction environment, partially offset by improved pricing and product mix.

Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenues. For the three months ended March 31, 2009, service and other revenues declined 20.0 percent as compared to the same period in 2008, primarily reflecting decreased revenues from service labor and parts sales.

Segment Operating Income

Segment operating income and operating margin were as follows:

	General rentals	Trench safety, pump and power	Total
Three months ended March 31, 2009
Operating Income	$15	$3	$18
Operating Margin	2.7%	8.3%	3.0%
Three months ended March 31, 2008
Operating Income	$93	$9	$102
Operating Margin	12.8%	20.0%	13.2%

For the three months ended March 31, 2009, operating income decreased by $84, or 82.4 percent, and operating margin decreased 10.2 percentage points to 3.0 percent, reflecting a decline in gross profit in a weak construction environment, partially offset by a $21 reduction in selling, general and administrative expenses. On a segment basis, our general rentals and trench safety, pump and power operating margins decreased 10.1 percentage points and 11.7 percentage points, respectively, reflecting continued pervasive weakness in non-residential construction.

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
Total gross margin	24.2%	32.3%
Equipment rentals	24.3%	33.6%
Sales of rental equipment	11.9%	25.8%
New equipment sales	13.0%	19.0%
Contractor supplies sales	28.1%	21.4%
Service and other revenues	62.5%	60.0%

For the three months ended March 31, 2009, total gross margin decreased 8.1 percentage points as compared to the same period in 2008, primarily reflecting decreased gross margins from equipment rentals and sales of rental equipment, partially offset by increased gross margins on contractor supplies sales. Equipment rentals gross margin decreased 9.3 percentage points, primarily reflecting an 11.5 percent decrease in rental rates and a 2.4 percentage point decrease in time utilization on a smaller fleet, partially offset by savings realized from ongoing cost saving initiatives. The gross margin decline on sales of rental equipment of 13.9 percentage points primarily reflects a higher percentage of sales through used equipment auctions which yield lower margins. The increase in gross margins on contractor supplies sales of 6.7 percentage points primarily reflects favorable changes in product mix and pricing as well as reduced infrastructure costs.

Selling, general and administrative expenses (SG&A). SG&A expense information for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
Total SG&A expenses	$108	$129
SG&A as a percentage of revenue	18.2%	16.7%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, third-party professional fees, management salaries and clerical and administrative overhead. For the three months ended March 31, 2009, SG&A expense of $108 declined $21 as compared to 2008 and increased by 1.5 percentage points as a percentage of revenue. The decline in the absolute level of our SG&A reflects the benefits we are realizing from our cost-saving initiatives, including reduced compensation costs, partially offset by normal inflationary increases. The deterioration in our SG&A ratio reflects a substantial reduction in revenue in a weak construction environment.

Restructuring charge. For the three months ended March 31, 2009 and 2008, restructuring charges relate to the closure of 10 and 23 branches, respectively, and severance costs associated with reductions in headcount of approximately 500 in both periods. As discussed below under “Second Quarter 2009 Restructuring and Asset Impairment Charge”, in the second quarter of 2009, we expect to record additional charges related to branch closures.

Interest expense, net for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
Interest expense, net	$50	$41

Interest expense, net for the three months ended March 31, 2009 increased $9 as compared to the same period in 2008, primarily relating to increased debt following the preferred stock repurchase and the modified “Dutch auction” tender offer completed in the second and third quarters of 2008. Interest expense for the three months ended March 31, 2009 includes a gain of $4 related to the repurchase of $22 of our outstanding senior notes during the quarter.

Income taxes. The following table summarizes our (benefit) provision for income taxes and the related effective tax rate for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31, 2009	March 31, 2008
(Loss) income before (benefit) provision for income taxes	$(33)	$59
(Benefit) provision for income taxes	(14)	21
Effective tax rate	42.4%	35.6%

The difference between the 2009 effective tax rate of 42.4 percent and the U.S. federal statutory income tax rate of 35 percent primarily relates to the geographical mix of income between foreign and domestic operations. The difference between the 2008 effective tax rate of 35.6 percent and the U.S. federal statutory income tax primarily relates to state income taxes, partially offset by fuel tax credits, tax on foreign earnings and the release of state tax valuation allowances.

Second Quarter 2009 Restructuring and Asset Impairment Charge. In the second quarter of 2009, we expect to record a charge of between $25 and $30 principally related to the planned closure of 39 branches. The charge is expected to include a non-cash component of approximately $14 related to the aggregate impact of impairing certain rental assets and writing off leasehold improvements. The balance of the charge will relate to lease termination and severance costs.

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

Our principal existing sources of cash are cash generated from operations, including from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of March 31, 2009, we had (i) $561 of borrowing capacity available under our ABL facility and (ii) cash and cash equivalents of $96. Cash equivalents at March 31, 2009 consist of high quality, low risk investments. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

We expect that our principal needs for cash relating to our existing operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale and (iii) debt service. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our equipment or real estate or through the use of additional operating leases.

Retirement of Senior Notes. As discussed above, in the first quarter of 2009, we repurchased and retired an aggregate of $22 principal amount of our outstanding 6 1/2 percent Senior Notes. Interest expense for the three months ended March 31, 2009 includes a gain of $4, representing the difference between the net carrying amount of the securities and the purchase price of $18.

Loan Covenants and Compliance. As of March 31, 2009, we were in compliance with the covenants and other provisions of our ABL facility, the senior notes, the subordinated convertible debentures and our accounts receivables securitization facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

Sources and Uses of Cash—Continuing Operations. During the three months ended March 31, 2009, we (i) generated cash from operating activities of $124 and (ii) generated cash from the sale of rental and non-rental equipment of $70. We used cash during this period principally to (i) fund payments on debt, net of proceeds, of $106 and (ii) purchase rental and non-rental equipment of $64. During the three months ended March 31, 2008, we (i) generated cash from operating activities of $226 and (ii) generated cash from the sale of rental and non-rental equipment of $68. We used cash during this period principally to purchase rental and non-rental equipment of $151.

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

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$124	$226
Purchases of rental equipment	(52)	(136)
Purchases of non-rental equipment	(12)	(15)
Proceeds from sales of rental equipment	67	66
Proceeds from sales of non-rental equipment	3	2
Excess tax benefits from share-based payment arrangements	(1)	—

Free cash flow	$129	$143

Free cash flow for the three months ended March 31, 2009 was $129, a decrease of $14 as compared to free cash flow of $143 for the three months ended March 31, 2008. The year-over-year decrease in free cash flow reflects lower cash generated from operating activities, partially offset by reduced purchases of rental equipment.

Our credit ratings as of April 24, 2009 were as follows:

	Corporate Rating	Outlook
Moody’s (1)	B2	Negative
S&P (1)	BB-	Negative
Fitch (1)	B+	Stable

(1)	Following the Company’s June 2008 announcement of the repurchase of its Series C and D preferred stock and modified “Dutch auction” tender offer for its common stock, both Moody’s and Standard & Poor’s placed the Company on negative outlook (the corporate rating at the time was B1 and BB-, respectively) and Fitch downgraded the Company from BB- to B+ with a stable outlook. In January 2009, after the Company announced its goodwill impairment charge and in recognition of the deteriorating economic environment, Moody’s downgraded the Company to B2, while Standard & Poor’s affirmed its BB- rating. Both rating agencies retained a negative outlook. Fitch has retained its B+ rating with a stable outlook.

Both our ability to obtain financing and the related cost of borrowing are affected by our credit ratings, which are periodically reviewed by these rating agencies. Our current credit ratings are below investment grade and we expect our access to the public debt markets to be limited to the non-investment grade segment.

Certain Information Concerning Off-Balance Sheet Arrangements. We lease real estate and non-rental equipment under operating leases as a regular business activity. As part of some of our non-rental equipment operating leases, we guarantee that the value of the equipment at the end of the lease term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $16. Under current circumstances we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. In accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” this potential liability was not reflected on our balance sheet as of March 31, 2009 or December 31, 2008 as we believe that proceeds from the sale of the equipment under these operating leases would approximate the payment obligation.

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

Interest Rate Risk. As of March 31, 2009, we had an aggregate of $861 of indebtedness that bears interest at variable rates. As of March 31, 2009, the variable rate debt included $634 of borrowings under our ABL facility and $227 of borrowings under our accounts receivable securitization facility. The interest rates applicable to our variable rate debt on March 31, 2009 were (i) 3.3 percent for the ABL facility and (ii) 1.7 percent for the accounts receivable securitization facility. As of March 31, 2009, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $5 for each one percentage point increase in the interest rates applicable to our variable rate debt.

The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our ABL facility and accounts receivable securitization facility.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2008 relative to the Company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. We had no outstanding foreign exchange contracts as of March 31, 2009. We do not engage in purchasing forward exchange contracts for speculative purposes.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2009. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under note 6 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments and should be read in conjunction with note 13 to our consolidated financial statements for the year ended December 31, 2008 filed on Form 10-K on February 26, 2009.

The U.S. Environmental Protection Agency (the “EPA”) has notified the Company that we are a potential responsible party (“PRP”) at a former waste disposal facility included on the National Priorities List of contaminated sites. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, also known as the Superfund law, persons identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites. We were identified by the EPA as a PRP at the Operating Industries, Inc. Superfund site in Monterey Park, California. The EPA has submitted a settlement offer to us in return for which we would be recognized as a de minimis party in regard to this site. These proceedings involve potential monetary sanctions of $100,000 or more. Although the Company cannot predict the outcome of this proceeding, it does not expect any such outcome to have a material adverse effect on its consolidated financial condition or results of operations.

Item 1A.	Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2008 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases of Holdings’ common stock by the Holdings during the first quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2009 to January 31, 2009	—	$—
February 1, 2009 to February 28, 2009	44,972	$5.51
March 1, 2009 to March 31, 2009	60,854	$3.31

Total (1)	105,826

(1)	The shares were withheld by Holdings either to satisfy tax withholding obligations upon the vesting of restricted stock or restricted stock unit awards or to pay the exercise price upon the exercise of stock option or warrant grants. These shares were not acquired pursuant to any repurchase plan or program.

Item 6.	Exhibits

3(a)	Restated Certificate of Incorporation of United Rentals, Inc., dated March 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)

3(b)	By-laws of United Rentals, Inc., amended as of January 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on January 20, 2009)

10(a)	First (renumbered Second) Amendment, dated January 15, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on January 15, 2009)

10(b)	Third Amendment, dated March 13, 2009, to the Employment Agreement, dated as of August 22, 2008, between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on January 20, 2009)

10(c)	Separation Agreement and General Release, dated February 5, 2009, between United Rentals, Inc. and Roger E. Schwed (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on February 6, 2009)

10(d)	Employment Agreement, dated as of February 2, 2009, between United Rentals, Inc. and Jonathan Gottsegen (incorporated by reference to Exhibit 10(gg) to the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2008)

10(e)	Indemnification Agreement, dated as of February 2, 2009, between United Rentals, Inc. and Jonathan Gottsegen (incorporated by reference to Exhibit 10(pp) to the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2008)

10(f)*	Employment Agreement, last dated September 3, 2008, between United Rentals, Inc. and Ken DeWitt

10(g)	Master Exchange Agreement, dated as of January 1, 2009, among United Rentals Exchange, LLC, IPX1031 LLC, United Rentals (North America), Inc. and United Rentals Northwest, Inc. (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed January 7, 2009)

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated: April 29, 2009	By:	/S/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated: April 29, 2009	By:	/S/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller and Principal Accounting Officer