Form 10-Q
period 2009-06-30
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2009-07-29
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-14387

Commission File Number 1-13663

United Rentals, Inc.

United Rentals (North America), Inc.

(Exact Names of Registrants as Specified in Their Charters)

Delaware Delaware	06-1522496 06-1493538
(States of Incorporation)	(I.R.S. Employer Identification Nos.)

Five Greenwich Office Park, Greenwich, Connecticut	06831
(Address of Principal Executive Offices)	(Zip Code)

(203) 622-3131

Registrants’ Telephone Number Including Area Code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒ (registrant is not yet required to provide financial disclosure in an Interactive Data File format)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 27, 2009, there were 60,128,333 shares of United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy or outlook. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected. Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following: (1) the depth and duration of the current economic downturn and accompanying decreases in North American construction and industrial activities, which have significantly affected revenues and, because many of our costs are fixed, our profitability, and which may further reduce demand and prices for our products and services; (2) inability to benefit from government spending associated with stimulus-related construction projects; (3) our highly leveraged capital structure, which requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions; (4) noncompliance with financial or other covenants in our debt agreements, which could result in our lenders terminating our credit facilities and requiring us to repay outstanding borrowings; (5) inability to access the capital that our businesses or growth plans may require; (6) increases in our maintenance and replacement costs as we age our fleet, and decreases in the residual value of our equipment; (7) inability to sell our new or used fleet in the amounts, or at the prices, we expect; (8) rates we can charge and time utilization we can achieve being less than anticipated; and (9) costs we incur being more than anticipated, and the inability to realize expected savings in the amounts or time frames planned. For a fuller description of these and other possible uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2008, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share data)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$125	$77
Accounts receivable, net of allowance for doubtful accounts of $23 at June 30, 2009 and December 31, 2008	375	454
Inventory	55	59
Prepaid expenses and other assets	36	37
Deferred taxes	74	76

Total current assets	665	703
Rental equipment, net	2,522	2,746
Property and equipment, net	434	447
Goodwill and other intangible assets, net	230	229
Other long-term assets	67	66

Total assets	$3,918	$4,191

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current maturities of long-term debt	$9	$13
Accounts payable	144	157
Accrued expenses and other liabilities	196	257

Total current liabilities	349	427
Long-term debt	3,042	3,186
Subordinated convertible debentures	124	146
Deferred taxes	407	414
Other long-term liabilities	42	47

Total liabilities	3,964	4,220

Common stock—$0.01 par value, 500,000,000 shares authorized, 60,128,333 and 59,890,226 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1	1
Additional paid-in capital	468	466
Accumulated deficit	(548)	(512)
Accumulated other comprehensive income	33	16

Total stockholders’ deficit	(46)	(29)

Total liabilities and stockholders’ deficit	$3,918	$4,191

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Equipment rentals	$454	$628	$902	$1,206
Sales of rental equipment	84	68	151	134
New equipment sales	20	46	43	88
Contractor supplies sales	33	59	65	115
Service and other revenues	24	30	48	60

Total revenues	615	831	1,209	1,603

Cost of revenues:
Cost of equipment rentals, excluding depreciation	221	290	454	566
Depreciation of rental equipment	110	111	216	219
Cost of rental equipment sales	92	48	151	97
Cost of new equipment sales	17	39	37	73
Cost of contractor supplies sales	25	45	48	89
Cost of service and other revenues	9	12	18	24

Total cost of revenues	474	545	924	1,068

Gross profit	141	286	285	535
Selling, general and administrative expenses	101	128	209	257
Restructuring charge	20	1	24	4
Charge related to settlement of SEC inquiry	—	14	—	14
Non-rental depreciation and amortization	15	15	29	30

Operating income	5	128	23	230
Interest expense, net	42	48	92	89
Interest expense—subordinated convertible debentures, net	(10)	3	(8)	5
Other expense, net	2	1	1	1

(Loss) income before (benefit) provision for income taxes	(29)	76	(62)	135
(Benefit) provision for income taxes	(12)	39	(26)	60

Net (loss) income	$(17)	$37	$(36)	$75

Preferred stock redemption charge	—	(239)	—	(239)
Net loss available to common stockholders	$(17)	$(202)	$(36)	$(164)
Loss per share:
Basic and diluted loss per share (inclusive of preferred stock redemption charge)	$(0.28)	$(2.33)	$(0.60)	$(1.89)

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Accumulated Other Comprehensive Income
	Number of Shares	Amount
Balance at December 31, 2008	60	$1	$466	$(512)		$16
Comprehensive loss:
Net loss				(36)	$(36)
Other comprehensive loss:
Foreign currency translation adjustments					17	17

Comprehensive loss					$(19)

Other, net			2

Balance at June 30, 2009	60	$1	$468	$(548)		$33

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net (loss) income	$(36)	$75
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	245	249
Amortization and write-off of deferred financing and related costs	8	7
Gain on sales of rental equipment	—	(37)
Loss (gain) on sales of non-rental equipment	1	(1)
Non-cash adjustments to equipment	8	2
Stock compensation expense, net	4	2
Restructuring charge	24	4
Gain on repurchase of debt securities	(17)	—
Gain on retirement of subordinated convertible debentures	(13)	—
(Decrease) increase in deferred taxes	(7)	52
Changes in operating assets and liabilities:
Decrease in accounts receivable	83	39
Decrease (increase) in inventory	4	(3)
Decrease (increase) in prepaid expenses and other assets	1	(12)
(Decrease) increase in accounts payable	(14)	117
Decrease in accrued expenses and other liabilities	(86)	(47)

Net cash provided by operating activities	205	447
Cash Flows From Investing Activities:
Purchases of rental equipment	(138)	(437)
Purchases of non-rental equipment	(26)	(32)
Proceeds from sales of rental equipment	151	134
Proceeds from sales of non-rental equipment	8	5
Purchases of other companies	(1)	—

Net cash used in investing activities	(6)	(330)
Cash Flows From Financing Activities:
Proceeds from debt	5,572	353
Payments of debt	(5,713)	(486)
Cash paid in connection with preferred stock redemption	—	(254)
Payments of financing costs	(14)	(30)
Excess tax benefits from share-based payment arrangements	(1)	—

Net cash used in financing activities	(156)	(417)
Effect of foreign exchange rates	5	(1)

Net increase (decrease) in cash and cash equivalents	48	(301)
Cash and cash equivalents at beginning of period	77	381

Cash and cash equivalents at end of period	$125	$80

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

In April 2009, the FASB announced that the proposed FSP FAS 107-b and APB 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-b and APB 28-a”), would be effective for interim and annual periods ending after June 15, 2009. FSP FAS 107-b and APB 28-a requires disclosure of the fair value of all financial assets and financial liabilities within the scope of Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” for which it is practicable to estimate fair value, for interim and annual periods. See note 5 to our unaudited condensed consolidated financial statements (“Fair Value of Financial Instruments”) for the required FSP FAS 107-b and APB 28-a disclosures.

        In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“Statement 165”). Statement 165 is effective for interim and annual periods ending after June 15, 2009. Statement 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, Statement 165 establishes (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of Statement 165 did not have a material effect on our financial condition or results of operations. See note 9 to our unaudited condensed consolidated financial statements for the required Statement 165 disclosures.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“Statement 167”). Statement 167 is effective for fiscal years beginning after November 15, 2009, and for interim and annual reporting periods thereafter. Statement 167 amends FASB Interpretation No. 46 (R) (“FIN 46 (R)”), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, Statement 167 amends FIN 46 (R) to, among other things, require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of Statement 167 is not expected to have a material effect on our financial condition or results of operations.

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

Operating segment revenues and profitability for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total reportable segment revenues
General rentals	$576	$781	$1,134	$1,508
Trench safety, pump and power	39	50	75	95

Total revenues	$615	$831	$1,209	$1,603

Total reportable segment depreciation and amortization expense
General rentals	$120	$120	$234	$237
Trench safety, pump and power	5	6	11	12

Total depreciation and amortization expense	$125	$126	$245	$249

Total reportable segment operating (loss) income
General rentals	$(2)	$115	$13	$208
Trench safety, pump and power	7	13	10	22

Total operating income	$5	$128	$23	$230

Total reportable segment capital expenditures
General rentals			$156	$462
Trench safety, pump and power			8	7

Total capital expenditures			$164	$469

	June 30, 2009	December 31, 2008
Total reportable segment assets
General rentals	$3,795	$4,054
Trench safety, pump and power	123	137

Total assets	$3,918	$4,191

3. Restructuring and Asset Impairment Charges

In 2008, our strategy was designed to grow our earnings at higher margins, and a key element of this strategy was reducing our operating costs. In connection with this strategy, and in recognition of the challenging economic environment, we reduced our employee headcount from approximately 10,900 at December 31, 2007 to approximately 9,900 at December 31, 2008. Additionally, we reduced our branch network from 697 at December 31, 2007 to 628 at December 31, 2008. In 2009, we have continued to reduce our headcount and branch network. In the first half of 2009, we reduced our headcount by approximately 1,300 employees, or 13 percent, and closed 48 of our least profitable branches. The restructuring charges for the three and six months ended June 30, 2009 and 2008 include severance costs associated with our headcount reductions, as well as branch closure charges, the latter of which principally relates to continuing lease obligations at vacant facilities.

The table below provides certain information concerning our restructuring charges:

Description	Reserve Balance at December 31, 2008 (1)	Charged to Costs and Expenses(1) (2)	Payments and Other	Reserve Balance at June 30, 2009 (1)

Branch closure charges	$11	$20	$(8)	$23
Severance costs	2	4	(4)	2

Total	$13	$24	$(12)	$25

(1)	All charges and reserve balances have been reflected in our general rentals segment.
(2)	Reflected in our condensed consolidated statements of operations as “Restructuring charge.”

We have incurred total restructuring charges between January 1, 2008 and June 30, 2009 of $44, comprised of $34 of branch closure charges and $10 of severance costs. We expect that the restructuring activity will be substantially completed by the end of 2009.

In addition to the restructuring charges discussed above, during the three and six months ended June 30, 2009, the company recorded asset impairment charges of $9. These asset impairment charges include a charge of $7 related to certain rental equipment that has been classified as “held for sale” in accordance with the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This non-cash impairment charge has been reflected in depreciation of rental equipment in the accompanying condensed consolidated statements of operations. Additionally, in connection with the consolidation of our branch network discussed above, we recognized leasehold improvement write-offs of $2. The leasehold improvement write-offs are reflected in non-rental depreciation and amortization in the accompanying condensed consolidated statements of operations.

4. Goodwill and Other Intangible Assets

The carrying amount of the Company’s goodwill was $192 and $190 at June 30, 2009 and December 31, 2008, respectively. We are required to review our goodwill for impairment annually as of a scheduled review date. However, if events or circumstances suggest that goodwill could be impaired, we may be required to conduct an earlier review. The scheduled review date is October 1 of each year.

Other intangible assets consist of customer relationships and non-compete agreements and are amortized over periods ranging from one to 12 years. Amortization expense for other intangible assets was $2 for the three months ended June 30, 2009 and 2008 and $4 for the six months ended June 30, 2009 and 2008. The cost of other intangible assets and the related accumulated amortization as of June 30, 2009 was as follows:

June 30, 2009
Gross carrying amount	$85
Accumulated amortization	(47)

Net amount	$38

5. Debt and Subordinated Convertible Debentures

Long-term debt consists of the following:

	June 30, 2009	December 31, 2008
URNA and subsidiaries:
$1.285 billion ABL Facility (1)	$452	$689
Accounts Receivable Securitization Facility (1)	199	259
6 1/2 percent Senior Notes	755	980
10 7/8 percent Senior Notes	485	—
7 3/4 percent Senior Subordinated Notes	484	521
7 percent Senior Subordinated Notes	261	269
1 7/8 percent Convertible Senior Subordinated Notes	115	144
Other debt, including capital leases	37	45

Total URNA and subsidiaries debt	2,788	2,907
Less current portion	(9)	(13)

Long-term URNA and subsidiaries debt	2,779	2,894

Holdings:
14 percent Senior Notes	263	292

Total long-term debt (2)	$3,042	$3,186

(1)	$764 and $26 were available under our senior secured asset-based revolving credit facility (the “ABL facility”) and accounts receivable securitization facility, respectively, at June 30, 2009.
(2)

In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. Total long-term debt at June 30, 2009 and December 31, 2008 excludes $124 and $146, respectively, of these Debentures, which are separately classified in our condensed consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflect the obligation to our subsidiary that has issued the QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust.

10 7/8 percent Senior Notes. In June 2009, URNA issued $500 aggregate principal amount of 10 7/8 percent Senior Notes (the “10 7/8 percent Notes”), which are due June 15, 2016. The net proceeds from the sale of the 10 7/8 percent Notes were $471 (after deducting the initial purchasers’ discount and offering expenses). The 10 7/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 10 7/8 percent Notes may be redeemed on or after June 15, 2013 at specified redemption prices that range from 105.438 percent in 2013 to 100.0 percent in 2015 and thereafter. The indenture governing the 10 7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) indebtedness; (ii) restricted payments; (iii) liens; (iv) asset sales; (v) issuance of preferred stock of restricted subsidiaries; (vi) transactions with affiliates; (vii) dividend and other payment restrictions affecting restricted subsidiaries; (viii) designations of unrestricted subsidiaries; (ix) additional subsidiary guarantees and (x) mergers, consolidations or sales of substantially all of its assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 10 7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the June 30, 2009 carrying value of the 10 7/8 percent Notes and the $500 principal amount relates to a $15 original issue discount initially recognized in conjunction with the issuance of these notes.

Retirement of Debt and Subordinated Convertible Debentures. During the three and six months ended June 30, 2009, we repurchased and retired certain of our outstanding debt securities. In connection with these repurchases, we recognized gains based on the difference between the net carrying amounts of the repurchased securities and the repurchase prices. A summary of our debt repurchase activity for the three and six months ended June 30, 2009 is as follows:

	Three months ended June 30, 2009			Six months ended June 30, 2009
	Repurchase price	Principal	Gain (1)	Repurchase price	Principal	Gain (1)
7 3/4 percent Senior Subordinated Notes	$31	$37	$5	$31	$37	$5
7 percent Senior Subordinated Notes	6	8	1	6	8	1
6 1/2 percent Senior Notes	196	203	5	214	225	9
1 7/8 percent Convertible Senior Subordinated Notes	26	29	2	26	29	2
14 percent Senior Notes	28	29	—	28	29	—

Total	$287	$306	$13	$305	$328	$17

(1)	The amount of the gain is calculated as the difference between the net carrying amount of the related security and the repurchase price. The net carrying amounts of the securities are less than the principal amounts due to capitalized debt issuance costs and any original issue discount, which were written off in connection with the repurchases. An aggregate of $6 of debt issuance costs and original issue discount were written off in the three and six months ended June 30, 2009. The gains are reflected in interest expense, net in our condensed consolidated statements of operations

In addition to the above debt repurchases, during the three and six months ended June 30, 2009, we purchased an aggregate of $22 of QUIPS for $9. In connection with this transaction, we retired $22 principal amount of our subordinated convertible debentures, and recognized a gain of $13. This gain is reflected in interest expense-subordinated convertible debentures, net, in our condensed consolidated statements of operations.

Loan Covenants and Compliance. As of June 30, 2009, we were in compliance with the covenants and other provisions of our ABL facility, the senior notes, the subordinated convertible debentures and our accounts receivables securitization facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations. The only financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Both of these covenants “sprung off” on June 9, 2009 because our availability, as defined, had exceeded the necessary 20 percent threshold. Since the June 9, 2009 spring off date and through June 30, 2009, availability under the ABL facility has exceeded the 10 percent threshold and, as a result, these maintenance covenants were not applicable. Subject to certain limited exceptions specified in the credit agreement governing the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent.

Fair Value of Financial Instruments

The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility, accounts receivable securitization facility and convertible senior subordinated notes approximate their book values as of June 30, 2009 and December 31, 2008. The estimated fair values of our other financial instruments at June 30, 2009 and December 31, 2008 have been calculated based upon available market information and are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Subordinated convertible debentures	$124	$47	$146	$48
Senior and senior subordinated notes	1,985	1,839	1,770	1,280
Other debt	37	31	45	40

6. Legal and Regulatory Matters

The Company is subject to certain ongoing class action and derivative lawsuits, and settled an SEC inquiry in September 2008. The U.S. Attorney’s office has also requested information from the Company about matters related to the SEC inquiry. Other than the previously disclosed charges we recognized in the third quarter of 2008 related to the settlement of the SEC inquiry and in the fourth quarter of 2008 related to our contribution toward the settlement of the In re United Rentals, Inc. Securities Litigation, which became final in May 2009, we have not accrued any amounts related to their ultimate disposition. Any liabilities resulting from an adverse judgment or settlement of these matters may be material to our results of operations and cash flows during the period incurred. Other costs associated with the SEC inquiry, the U.S. Attorney’s office inquiry and the class action and derivative suits, including advancement or reimbursement of attorneys’ fees incurred by indemnified officers and directors, are expensed as incurred.

The following information is limited to recent developments concerning certain legal proceedings in which we are involved, and supplements the discussions of these proceedings included in Note 13 to our consolidated financial statements for the year ended December 31, 2008, filed on Form 10-K on February 26, 2009.

In the In re United Rentals, Inc. Securities Litigation matter, on May 27, 2009, the United States District Court for the District of Connecticut entered a Final Judgment and Order of Dismissal with Prejudice approving the settlement of the action as fair, reasonable and adequate.

In the Brundridge v. Black , et al. matter, by notice dated June 11, 2009, plaintiff withdrew its action against all defendants.

In the DeCicco v. United Rentals, Inc., et al. matter, on March 10, 2009, the Court rendered an opinion and ruling granting defendants’ motions to dismiss and dismissing the consolidated amended complaint without prejudice. The ruling granted lead plaintiffs leave to move to reopen the case within 30 days and to file a proposed amended complaint. On April 9, 2009, lead plaintiffs filed a motion to reopen judgment and filed a second consolidated amended complaint. The second consolidated amended complaint continues to assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and, among other things: (i) amends the purported class period to include purchasers of our publicly traded securities from August 30, 2007 to November 14, 2007, and (ii) drops as defendants one of our directors and the Cerberus related defendants. The actions are now consolidated under the caption First New York Securities, L.L.C., et al. v. United Rentals, Inc. et al. On May 14, 2009, defendants moved to dismiss the second consolidated amended complaint and briefing on the motion is now complete. We intend to continue to defend against the action vigorously.

We are also subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Based on advice of counsel and available information, including the current status or stage of such proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from such claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

7. Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share for the three and six months ended June 30, 2008 excludes the impact of approximately 10.9 million common stock equivalents since the effect of including these securities would be anti-dilutive. Diluted loss per share for the three and six months ended June 30, 2009 excludes the impact of approximately 9.6 million and 10.0 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted loss per share (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(17)	$37	$(36)	$75
Preferred stock redemption charge	—	(239)	—	(239)

Net loss available to common stockholders	$(17)	$(202)	$(36)	$(164)
Denominator:
Weighted-average common shares- basic and diluted	60,124	86,419	60,055	86,375
Loss per share available to common stockholders:
Basic and diluted loss per share (inclusive of preferred stock redemption charge)	$(0.28)	$(2.33)	$(0.60)	$(1.89)

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

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2009

			Guarantor	Non-Guarantor Subsidiaries
	Parent	URNA	Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$5	$4	$116	$—	$—	$125
Accounts receivable, net	—	—	—	51	324	—	375
Intercompany receivable (payable)	170	(719)	666	(117)	—	—	—
Inventory	—	26	22	7	—	—	55
Prepaid expenses and other assets	—	12	21	3	—	—	36
Deferred taxes	—	71	—	3	—	—	74

Total current assets	170	(605)	713	63	324	—	665

Rental equipment, net	—	1,452	818	252	—	—	2,522
Property and equipment, net	59	210	140	25	—	—	434
Investments in subsidiaries	190	1,970	—	—	—	(2,160)	—
Goodwill and other intangibles, net	—	103	87	40	—	—	230
Other long-term assets	6	51	9	—	1	—	67

Total assets	$425	$3,181	$1,767	$380	$325	$(2,160)	$3,918

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current maturities of long-term debt	$—	$9	$—	$—	$—	$—	$9
Accounts payable	—	61	65	18	—	—	144
Accrued expenses and other liabilities	42	83	62	9	—	—	196

Total current liabilities	42	153	127	27	—	—	349
Long-term debt	263	2,461	119	—	199	—	3,042
Subordinated convertible debentures	124	—	—	—	—	—	124
Deferred taxes	—	377	—	30	—	—	407
Other long-term liabilities	42	—	—	—	—	—	42

Total liabilities	471	2,991	246	57	199	—	3,964

Total stockholders’ (deficit) equity	(46)	190	1,521	323	126	(2,160)	(46)

Total liabilities and stockholders’ (deficit) equity	$425	$3,181	$1,767	$380	$325	$(2,160)	$3,918

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

			Guarantor	Non-Guarantor Subsidiaries
	Parent	URNA	Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$—	$4	$73	$—	$—	$77
Accounts receivable, net	—	—	—	68	386	—	454
Intercompany receivable (payable) (1)	270	(783)	632	(119)	—	—	—
Inventory	—	25	27	7	—	—	59
Prepaid expenses and other assets	—	9	25	3	—	—	37
Deferred taxes	—	76	—	—	—	—	76

Total current assets	270	(673)	688	32	386	—	703
Rental equipment, net	—	1,568	906	272	—	—	2,746
Property and equipment, net	57	215	150	25	—	—	447
Investments in subsidiaries (1)	161	1,961	—	—	—	(2,122)	—
Goodwill and other intangibles, net	—	105	85	39	—	—	229
Other long-term assets	7	55	3	—	1	—	66

Total assets	$495	$3,231	$1,832	$368	$387	$(2,122)	$4,191

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current maturities of long-term debt	$—	$13	$—	$—	$—	$—	$13
Accounts payable	—	44	96	17	—	—	157
Accrued expenses and other liabilities	41	103	96	17	—	—	257

Total current liabilities	41	160	192	34	—	—	427
Long-term debt	292	2,523	112	—	259	—	3,186
Subordinated convertible debentures	146	—	—	—	—	—	146
Deferred taxes	—	387	—	27	—	—	414
Other long-term liabilities	45	—	2	—	—	—	47

Total liabilities	524	3,070	306	61	259	—	4,220

Total stockholders’ (deficit) equity (1)	(29)	161	1,526	307	128	(2,122)	(29)

Total liabilities and stockholders’ (deficit) equity	$495	$3,231	$1,832	$368	$387	$(2,122)	$4,191

(1)	Reflects a 2008 dividend of $260 from URNA to Parent.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2009

			Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	Parent	URNA		Foreign	SPV	Eliminations	Total
REVENUES
Equipment rentals	$—	$238	$163	$53	$—	$—	$454
Sales of rental equipment	—	45	28	11	—	—	84
New equipment sales	—	9	7	4	—	—	20
Contractor supplies sales	—	13	14	6	—	—	33
Service and other revenues	—	14	7	3	—	—	24

Total revenues	—	319	219	77	—	—	615

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	118	78	25	—	—	221
Depreciation of rental equipment	—	60	39	11	—	—	110
Cost of rental equipment sales	—	52	29	11	—	—	92
Cost of new equipment sales	—	7	6	4	—	—	17
Cost of contractor supplies sales	—	10	10	5	—	—	25
Cost of service and other revenues	—	5	2	2	—	—	9

Total cost of revenues	—	252	164	58	—	—	474

Gross profit	—	67	55	19	—	—	141
Selling, general and administrative expenses	(2)	45	39	14	5	—	101
Restructuring charge	—	18	1	1	—	—	20
Non-rental depreciation and amortization	7	3	5	—	—	—	15

Operating (loss) income	(5)	1	10	4	(5)	—	5
Interest expense, net	8	30	3	(1)	2	—	42
Interest expense-subordinated convertible debentures, net	(10)	—	—	—	—	—	(10)
Other (income) expense, net	(17)	16	11	2	(10)	—	2

Income (loss) before provision (benefit) for income taxes	14	(45)	(4)	3	3	—	(29)
Provision (benefit) for income taxes	6	(18)	(1)	—	1	—	(12)

Income (loss) before equity in net (loss) earnings of subsidiaries	8	(27)	(3)	3	2	—	(17)
Equity in net (loss) earnings of subsidiaries	(25)	2	—	—	—	23	—

Net (loss) income	$(17)	$(25)	$(3)	$3	$2	$23	$(17)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2008

			Guarantor	Non-Guarantor Subsidiaries
	Parent	URNA	Subsidiaries	Foreign	SPV	Eliminations	Total
REVENUES
Equipment rentals	$—	$303	$248	$77	$—	$—	$628
Sales of rental equipment	—	37	23	8	—	—	68
New equipment sales	—	20	15	11	—	—	46
Contractor supplies sales	—	22	27	10	—	—	59
Service and other revenues	—	17	9	4	—	—	30

Total revenues	—	399	322	110	—	—	831

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	131	121	38	—	—	290
Depreciation of rental equipment	—	56	42	13	—	—	111
Cost of rental equipment sales	—	28	15	5	—	—	48
Cost of new equipment sales	—	19	12	8	—	—	39
Cost of contractor supplies sales	—	16	21	8	—	—	45
Cost of service and other revenues	—	7	4	1	—	—	12

Total cost of revenues	—	257	215	73	—	—	545

Gross profit	—	142	107	37	—	—	286
Selling, general and administrative expenses	1	57	42	23	5	—	128
Restructuring charge	—	—	—	1	—	—	1
Charge related to settlement of SEC inquiry	14	—	—	—	—	—	14
Non-rental depreciation and amortization	4	4	6	1	—	—	15

Operating (loss) income	(19)	81	59	12	(5)	—	128
Interest expense, net	4	43	2	(1)	—	—	48
Interest expense-subordinated convertible debentures, net	3	—	—	—	—	—	3
Other (income) expense, net	(17)	17	11	4	(14)	—	1

(Loss) income before provision (benefit) for income taxes	(9)	21	46	9	9	—	76
Provision (benefit) for income taxes	2	9	19	5	4	—	39

(Loss) income before equity in net earnings (loss) of subsidiaries	(11)	12	27	4	5	—	37
Equity in net earnings (loss) of subsidiaries	48	36	—	—	—	(84)	—

Net income (loss)	$37	$48	$27	$4	$5	$(84)	$37

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2009

			Guarantor	Non-Guarantor Subsidiaries
	Parent	URNA	Subsidiaries	Foreign	SPV	Eliminations	Total
REVENUES
Equipment rentals	$—	$476	$324	$102	$—	$—	$902
Sales of rental equipment	—	88	45	18	—	—	151
New equipment sales	—	21	14	8	—	—	43
Contractor supplies sales	—	26	27	12	—	—	65
Service and other revenues	—	27	15	6	—	—	48

Total revenues	—	638	425	146	—	—	1,209

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	233	169	52	—	—	454
Depreciation of rental equipment	—	120	74	22	—	—	216
Cost of rental equipment sales	—	90	45	16	—	—	151
Cost of new equipment sales	—	18	12	7	—	—	37
Cost of contractor supplies sales	—	19	20	9	—	—	48
Cost of service and other revenues	—	10	5	3	—	—	18

Total cost of revenues	—	490	325	109	—	—	924

Gross profit	—	148	100	37	—	—	285
Selling, general and administrative expenses	7	88	77	27	10	—	209
Restructuring charge	—	22	1	1	—	—	24
Non-rental depreciation and amortization	11	8	9	1	—	—	29

Operating (loss) income	(18)	30	13	8	(10)	—	23
Interest expense, net	16	67	7	(1)	3	—	92
Interest expense-subordinated convertible debentures, net	(8)	—	—	—	—	—	(8)
Other (income) expense, net	(33)	28	22	4	(20)	—	1

Income (loss) before provision (benefit) for income taxes	7	(65)	(16)	5	7	—	(62)
Provision (benefit) for income taxes	3	(26)	(6)	—	3	—	(26)

Income (loss) before equity in net (loss) earnings of subsidiaries	4	(39)	(10)	5	4	—	(36)
Equity in net (loss) earnings of subsidiaries	(40)	(1)	—	—	—	41	—

Net (loss) income	$(36)	$(40)	$(10)	$5	$4	$41	$(36)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2008

			Guarantor	Non-Guarantor Subsidiaries
	Parent	URNA	Subsidiaries	Foreign	SPV	Eliminations	Total
REVENUES
Equipment rentals	$—	$583	$473	$150	$—	$—	$1,206
Sales of rental equipment	—	72	48	14	—	—	134
New equipment sales	—	40	28	20	—	—	88
Contractor supplies sales	—	42	53	20	—	—	115
Service and other revenues	—	32	20	8	—	—	60

Total revenues	—	769	622	212	—	—	1,603

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	257	236	73	—	—	566
Depreciation of rental equipment	—	111	82	26	—	—	219
Cost of rental equipment sales	—	55	33	9	—	—	97
Cost of new equipment sales	—	34	23	16	—	—	73
Cost of contractor supplies sales	—	32	41	16	—	—	89
Cost of service and other revenues	—	13	8	3	—	—	24

Total cost of revenues	—	502	423	143	—	—	1,068

Gross profit	—	267	199	69	—	—	535
Selling, general and administrative expenses	1	112	94	41	9	—	257
Restructuring charge	—	3	—	1	—	—	4
Charge related to settlement of SEC inquiry	14	—	—	—	—	—	14
Non-rental depreciation and amortization	7	10	11	2	—	—	30

Operating (loss) income	(22)	142	94	25	(9)	—	230
Interest expense, net	4	82	3	—	—	—	89
Interest expense-subordinated convertible debentures, net	5	—	—	—	—	—	5
Other (income) expense, net	(32)	31	24	5	(27)	—	1

Income before provision for income taxes	1	29	67	20	18	—	135
Provision for income taxes	6	12	27	8	7	—	60

(Loss) income before equity in net earnings (loss) of subsidiaries	(5)	17	40	12	11	—	75
Equity in net earnings (loss) of subsidiaries	80	63	—	—	—	(143)	—

Net income (loss)	$75	$80	$40	$12	$11	$(143)	$75

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Six Months Ended June 30, 2009

			Guarantor	Non-Guarantor Subsidiaries
	Parent	URNA	Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$4	$69	$(5)	$28	$109	$—	$205
Net cash (used in) provided by investing activities	(13)	(6)	3	10	—	—	(6)
Net cash provided by (used in) financing activities	9	(58)	2	—	(109)	—	(156)
Effect of foreign exchange rates	—	—	—	5	—	—	5

Net increase in cash and cash equivalents	—	5	—	43	—	—	48
Cash and cash equivalents at beginning of period	—	—	4	73	—	—	77

Cash and cash equivalents at end of period	$—	$5	$4	$116	$—	$—	$125

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Six Months Ended June 30, 2008

			Guarantor	Non-Guarantor Subsidiaries
	Parent	URNA	Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash (used in) provided by operating activities	$(11)	$298	$147	$23	$(10)	$—	$447
Net cash used in investing activities	(2)	(161)	(149)	(18)	—	—	(330)
Net cash provided by (used in) financing activities	13	(443)	4	(1)	10	—	(417)
Effect of foreign exchange rates	—	—	—	(1)	—	—	(1)

Net (decrease) increase in cash and cash equivalents	—	(306)	2	3	—	—	(301)
Cash and cash equivalents at beginning of period	—	325	—	56	—	—	381

Cash and cash equivalents at end of period	$—	$19	$2	$59	$—	$—	$80

9. Subsequent Event

Subsequent to June 30, 2009 and through our financial statement issuance date of July 29, 2009, we completed the repurchase of an additional $24 principal amount of our outstanding 6 1/2 percent senior notes. Additionally, on July 21, 2009, we announced that we had acquired the operating assets of Leasco Equipment Services, Inc., a Marietta, Ohio-based rental company with annual revenues of approximately $14 that serves the industrial sector with a focus on power generation, petroleum, chemical, and pulp and paper companies. Except as it relates to these matters, there were no other subsequent events during this period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share data and unless otherwise indicated)

Executive Overview

We are the largest equipment rental company in the world with an integrated network of 582 rental locations in the United States, Canada and Mexico. Although the equipment rental industry is highly fragmented and diverse, we believe we are well positioned to take advantage of this environment because as a larger company we have more resources and certain competitive advantages over smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services as well as with better maintained equipment, and greater flexibility to transfer equipment among branches.

We offer for rent approximately 2,700 classes of rental equipment, including construction equipment, industrial and heavy machinery, aerial work platforms, trench safety equipment and homeowner items. Our revenues are derived from the following sources: equipment rentals, sales of used rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. In 2008, rental equipment revenues represented 76 percent of our total revenues.

As we expected, and consistent with the decline in non-residential construction activity over the first half of the year, the first six months of 2009 have been challenging for both our company and the U.S. equipment rental industry. Despite these challenges, we believe our strategy- which includes a continued focus on our core rental business, optimization of fleet management, disciplined cost controls, and free cash flow generation- will position us to weather the economic downturn, enable us to strengthen our leadership position and improve our returns to stockholders once economic conditions improve.

As previously reported, the Company is subject to certain ongoing class action and derivative lawsuits, and settled an SEC inquiry in September 2008. The U.S. Attorney’s office has also requested information from the Company about matters related to the SEC inquiry. Other than the previously disclosed charges we recognized in the third quarter of 2008 related to the settlement of the SEC inquiry and in the fourth quarter of 2008 related to our contribution toward the settlement of the In re United Rentals, Inc. Securities Litigation, which became final in May 2009, we have not accrued any amounts related to their ultimate disposition. Any liabilities resulting from an adverse judgment or settlement of these matters may be material to our results of operations and cash flows during the period incurred. Other costs associated with the SEC inquiry, the U.S. Attorney’s office inquiry and the class action and derivative suits, including advancement or reimbursement of attorneys’ fees incurred by indemnified officers and directors, are expensed as incurred.

Financial Overview

Net loss available to common stockholders. Net loss available to common stockholders and diluted loss per share for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss available to common stockholders	$(17)	$(202)	$(36)	$(164)
Diluted loss per share (inclusive of preferred stock redemption charge)	$(0.28)	$(2.33)	$(0.60)	$(1.89)

Net (loss) income and diluted loss per share for the three and six months ended June 30, 2009 and 2008 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Net (loss) income	Diluted (loss) earnings per share	Net (loss) income	Diluted loss per share	Net (loss) income	Diluted (loss) earnings per share	Net (loss) income	Diluted loss per share
Restructuring charge (1)	$(13)	$(0.22)	$(1)	$(0.01)	$(15)	$(0.25)	$(3)	(0.03)
Gains on repurchases of debt securities and retirement of subordinated convertible debentures	16	0.27	—	—	19	0.31	—	—
Asset impairment charge (2)	(5)	(0.09)	—	—	(6)	(0.10)	—	—
Charge related to settlement of SEC inquiry	—	—	(14)	(0.16)	—	—	(14)	(0.16)
Preferred stock redemption charge (3)	—	—	—	(2.76)	—	—	—	(2.76)
Foreign tax credit valuation allowance and other	—	—	(8)	(0.09)	—	—	(8)	(0.09)

(1)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.
(2)	As discussed in note 3 to the unaudited condensed consolidated financial statements, this charge includes the impact of impairing certain rental equipment and leasehold improvement write-offs.
(3)	Reduces income available to common stockholders for earnings per share purposes, but does not affect net (loss) income.

In addition to the matters discussed above, our 2009 performance reflects lower gross profit from equipment rental revenues and from the sale of rental equipment in a very challenging construction environment, partially offset by savings realized from our ongoing initiatives to reduce operating costs.

EBITDA GAAP Reconciliation. EBITDA represents the sum of (loss) income before (benefit) provision for income taxes, interest expense, net, interest expense-subordinated convertible debentures, net, depreciation-rental equipment, non-rental depreciation and amortization and stock compensation expense, net. Adjusted EBITDA represents EBITDA plus the sum of the restructuring charge and the charge related to the settlement of the SEC inquiry. Management believes that EBITDA and adjusted EBITDA provide useful information about operating performance and period-over-period growth. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income (loss) or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between (loss) income before (benefit) provision for income taxes and EBITDA and adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Loss) income before (benefit) provision for income taxes	$(29)	$76	$(62)	$135
Interest expense, net	42	48	92	89
Interest expense – subordinated convertible debentures, net	(10)	3	(8)	5
Depreciation – rental equipment	110	111	216	219
Non-rental depreciation and amortization	15	15	29	30
Stock compensation expense, net	2	1	4	2

EBITDA	$130	$254	$271	$480
Restructuring charge	20	1	24	4
Charge related to settlement of SEC inquiry	—	14	—	14

Adjusted EBITDA	$150	$269	$295	$498

For the three and six months ended June 30, 2009, adjusted EBITDA decreased $119, or 44.2 percent, and $203, or 40.8 percent, respectively, primarily reflecting lower gross profits from equipment rentals and from the sale of rental equipment, partially offset by cost reductions.

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

Revenues by segment were as follows:

	General rentals	Trench safety, pump and power	Total
Three months ended June 30, 2009
Equipment rentals	$423	$31	$454
Sales of rental equipment	82	2	84
Sales of new equipment	19	1	20
Contractor supplies sales	30	3	33
Service and other revenues	22	2	24

Total revenue	$576	$39	$615

Three months ended June 30, 2008
Equipment rentals	$587	$41	$628
Sales of rental equipment	64	4	68
Sales of new equipment	44	2	46
Contractor supplies sales	56	3	59
Service and other revenues	30	—	30

Total revenue	$781	$50	$831

Six months ended June 30, 2009
Equipment rentals	$841	$61	$902
Sales of rental equipment	146	5	151
Sales of new equipment	40	3	43
Contractor supplies sales	61	4	65
Service and other revenues	46	2	48

Total revenue	$1,134	$75	$1,209

Six months ended June 30, 2008
Equipment rentals	$1,129	$77	$1,206
Sales of rental equipment	127	7	134
Sales of new equipment	84	4	88
Contractor supplies sales	110	5	115
Service and other revenues	58	2	60

Total revenue	$1,508	$95	$1,603

Three months ended June 30, 2009 and 2008. 2009 equipment rentals of $454 decreased $174, or 27.7 percent, reflecting a 14.0 percent decrease in rental rates, a 2.4 percentage point decrease in time utilization, and a change in mix. Dollar utilization, which reflects the impact of both rental rates and time utilization, and is calculated based on annualized rental revenue divided by the average original equipment cost of our fleet, decreased 12.5 percentage points to 44.9 percent. Equipment rentals represented 74 percent of total revenues for the three months ended June 30, 2009. On a segment basis, equipment rentals represented 73 percent and 79 percent of total revenues for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals decreased $164, or 27.9 percent, reflecting a 24.2 percent decrease in same-store rental revenues. Trench safety, pump and power equipment rentals decreased $10, or 24.4 percent, reflecting a 21.6 percent decrease in same-store rental revenues.

Six months ended June 30, 2009 and 2008. 2009 equipment rentals of $902 decreased $304, or 25.2 percent, reflecting a 12.8 percent decline in rental rates, a 2.5 percentage point decrease in time utilization, and a change in mix. Dollar utilization decreased 11.6 percentage points to 43.9 percent. Equipment rentals represented 75 percent of total revenues for the six months ended June 30, 2009. On a segment basis, equipment rentals represented 74 percent and 81 percent of total revenues for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals decreased $288, or 25.5 percent, reflecting a 22.3 percent decrease in same-store rental revenues. Trench safety, pump and power equipment rentals decreased $16, or 20.8 percent, reflecting an 18.3 percent decrease in same-store rental revenues.

Sales of rental equipment. For the three and six months ended June 30, 2009, sales of rental equipment represented 14 and 12 percent, respectively, of our total revenues and our general rentals segment accounted for approximately 97 percent of these sales. Sales of rental equipment for trench safety, pump and power were insignificant. For the three and six months ended June 30, 2009, sales of rental equipment increased 23.5 and 12.7 percent, respectively, primarily reflecting our focus on reducing our fleet size and generating strong free cash flow in a challenging construction environment.

New equipment sales. For the three and six months ended June 30, 2009, new equipment sales represented approximately 3 percent of our total revenues and our general rentals segment accounted for approximately 94 percent of these sales. Sales of new equipment for trench safety, pump and power were insignificant. For the three and six months ended June 30, 2009, sales of new equipment decreased 56.5 and 51.1 percent, respectively, primarily reflecting a decline in the volume of equipment sold.

Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies including construction consumables, tools, small equipment and safety supplies. Consistent with sales of rental and new equipment, general rentals accounts for substantially all of our contractor supplies sales. For the three and six months ended June 30, 2009, contractor supplies sales decreased 44.1 and 43.5 percent, respectively, reflecting a reduction in the volume of supplies sold, consistent with a weak construction environment, partially offset by improved pricing and product mix.

Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenues. For the three and six months ended June 30, 2009, service and other revenues decreased 20 percent, primarily reflecting reduced revenues from service labor and parts sales.

Segment Operating (Loss) Income

Segment operating (loss) income and operating margin were as follows:

	General rentals		Trench safety, pump and power	Total
Three months ended June 30, 2009
Operating (Loss) Income	$(2)		$7	$5
Operating Margin	(0.3	) %	17.9%	0.8%
Three months ended June 30, 2008
Operating Income	$115		$13	$128
Operating Margin	14.7%		26.0%	15.4%
Six months ended June 30, 2009
Operating Income	$13		$10	$23
Operating Margin	1.1%		13.3%	1.9%
Six months ended June 30, 2008
Operating Income	$208		$22	$230
Operating Margin	13.8%		23.2%	14.3%

General rentals. For the three and six months ended June 30, 2009, operating (loss) income decreased $117 and $195, respectively, and operating margin decreased 15.0 and 12.7 percentage points, respectively, primarily reflecting reduced gross profit from equipment rentals and sales of rental equipment, partially offset by cost reductions and the 2008 impact of the $14 charge associated with the settlement of the SEC inquiry. Additionally, operating (loss) income for the three and six months ended June 30, 2009 included aggregate restructuring and asset impairment charges of $29 and $33, respectively, as compared to restructuring charges for the three and six months ended June 30, 2008 of $1 and $4, respectively.

Trench safety, pump and power. For the three and six months ended June 30, 2009, operating income decreased by $6 and $12, respectively, and operating margin decreased by 8.1 and 9.9 percentage points, respectively, reflecting weakness in non-residential construction activity, partially offset by cost reductions.

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total gross margin	22.9%	34.4%	23.6%	33.4%
Equipment rentals	27.1%	36.1%	25.7%	34.9%
Sales of rental equipment	(9.5)%	29.4%	—%	27.6%
New equipment sales	15.0%	15.2%	14.0%	17.0%
Contractor supplies sales	24.2%	23.7%	26.2%	22.6%
Service and other revenues	62.5%	60.0%	62.5%	60.0%

For the three months ended June 30, 2009, total gross margin decreased 11.5 percentage points, primarily reflecting reduced gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin decreased 9.0 percentage points, primarily reflecting a 14.0 percent decrease in rental rates and a 2.4 percentage point decrease in time utilization on a smaller fleet, partially offset by savings realized from ongoing cost saving initiatives. Equipment rentals gross margin for the three months ended June 30, 2009 also includes the impact of a $7 impairment charge which was recorded in depreciation of rental equipment in the condensed consolidated statements of operations. Sales of rental equipment gross margin decreased 38.9 percentage points to (9.5) percent, primarily reflecting lower pricing. The lower pricing reflects deflationary pressures created by the current construction environment and a higher proportion of auction-related sales which tend to yield lower margins. The average age of rental equipment sold in the three months ended June 30, 2009 was 78 months, as compared to 80 months in the same period last year.

For the six months ended June 30, 2009, total gross margin decreased 9.8 percentage points, primarily reflecting reduced gross margin from equipment rentals and sales of rental equipment. Equipment rentals gross margin decreased 9.2 percentage points, primarily reflecting a 12.8 percent decrease in rental rates and a 2.5 percentage point decrease in time utilization on a smaller fleet, partially offset by savings realized from ongoing cost saving initiatives. Sales of rental equipment gross margin decreased 27.6 percentage points, primarily reflecting lower pricing.

Selling, general and administrative expenses (SG&A). SG&A expense information for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total SG&A expenses	$101	$128	$209	$257
SG&A as a percentage of revenue	16.4%	15.4%	17.3%	16.0%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, professional fees, management salaries and clerical and administrative overhead. For the three months ended June 30, 2009, SG&A expense of $101 decreased $27 as compared to 2008 and increased by 1.0 percentage point as a percentage of revenue. The decline in the absolute level of our SG&A reflects the benefits we are realizing from our cost-saving initiatives, including reduced compensation costs, partially offset by normal inflationary increases. The deterioration in our SG&A ratio reflects the combination of rental rate pressure and lower utilization levels in a weak construction environment.

For the six months ended June 30, 2009, SG&A expense of $209 decreased $48 as compared to 2008 and increased by 1.3 percentage points as a percentage of revenue. The decline in the absolute level of our SG&A reflects the benefits we are realizing from our cost-saving initiatives, including reduced compensation costs, partially offset by normal inflationary increases. The deterioration in our SG&A ratio reflects the combination of rental rate pressure and lower utilization levels in a weak construction environment.

Restructuring charge. For the three months ended June 30, 2009 and 2008, restructuring charges of $20 and $1 relate to the closure of 38 and 6 branches, respectively. Additionally, restructuring charges for the three months ended June 30, 2009 include severance costs associated with reductions in headcount of approximately 800. For the six months ended June 30, 2009 and 2008, restructuring charges of $24 and $4 relate to the closure of 48 and 29 branches, respectively, and severance costs associated with reductions in headcount of approximately 1,300 and 400, respectively. See note 3 to our unaudited condensed consolidated financial statements for additional information.

Charge related to settlement of SEC inquiry. Our results for the three and six months ended June 30, 2008 include a $14 charge, which represented our best estimate for the liability associated with the SEC inquiry. In September 2008, we announced that we had reached a final settlement with the SEC and we paid a civil penalty of $14.

Interest expense, net for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest expense, net	$42	$48	$92	$89

Interest expense, net for the three and six months ended June 30, 2009 decreased by $6 and increased by $3, respectively. Interest expense, net for the three and six months ended June 30, 2009 includes gains of $13 and $17, respectively, related to repurchases of $306 and $328 principal amounts of our outstanding debt during the three and six months ended June 30, 2009, respectively. Excluding the impact of these gains, interest expense, net increased primarily due to increased debt following the preferred stock repurchase and the modified “Dutch auction” tender offer completed in the second and third quarters of 2008.

Interest expense- subordinated convertible debentures, net for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest expense- subordinated convertible debentures, net	$(10)	$3	$(8)	$5

As discussed in note 5 to our unaudited condensed consolidated financial statements, the subordinated convertible debentures included in our consolidated balance sheets reflect the obligation to our subsidiary trust that has issued Quarterly Income Preferred Securities (“QUIPS”). This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust. As of June 30, 2009 and December 31, 2008, the aggregate amount of subordinated convertible debentures outstanding was $124 and $146, respectively. Interest expense-subordinated convertible debentures, net for the three and six months ended June 30, 2009 decreased by $13 due to a $13 gain we recognized in connection with the simultaneous purchase of $22 of QUIPS and retirement of $22 principal amount of our subordinated convertible debentures.

Income taxes. The following table summarizes our (benefit) provision for income taxes and the related effective tax rates for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Loss) income before (benefit) provision for income taxes	$(29)	$76	$(62)	$135
(Benefit) provision for income taxes	(12)	39	(26)	60
Effective tax rate	41.4%	51.3%	41.9%	44.4%

The difference between the 2009 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relates to the geographical mix of income between U.S. and foreign and state operations. The difference between the 2008 effective tax rates and the U.S. federal statutory income tax rate primarily relates to state taxes as well as certain non-deductible charges. During the second quarter of 2008, we established a valuation allowance of $6 related to foreign tax credits that, as a result of the preferred stock redemption, are no longer expected to be realized. This charge is net of the federal tax benefit that results from a deduction for the foreign taxes. Additionally, during the second quarter of 2008, no tax benefit was provided for the $14 provision relating to the SEC inquiry.

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

In June 2009, URNA issued $500 aggregate principal amount of 10 7/8 percent Senior Notes (the “10 7/8 percent Notes”), which are due June 15, 2016. We received $471 in net proceeds from the issuance of the notes, after underwriting discounts and commissions, fees and expenses. Of the net proceeds received from the offering, $196 was spent in the month of June to repurchase outstanding 6 1/2 percent Senior Notes. The balance of the proceeds was used to repay amounts borrowed under our ABL facility. In the second half of 2009, we expect to draw down some or all of these amounts to repurchase outstanding senior indebtedness.

Our principal existing sources of cash are cash generated from operations, including from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of June 30, 2009, we had (i) $764 of borrowing capacity available under our ABL facility, (ii) $26 of borrowing capacity available under our accounts receivable securitization facility and (iii) cash and cash equivalents of $125. Cash equivalents at June 30, 2009 consist of high quality, low risk investments. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

We expect that our principal needs for cash over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale and (iii) debt service and retirement. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our equipment or real estate or through the use of additional operating leases.

Retirement of Debt and Subordinated Convertible Debentures. As discussed above and in note 5 to our unaudited condensed consolidated financial statements, we repurchased and retired $306 and $328 principal amounts of our outstanding debt during the three and six months ended June 30, 2009, respectively. In addition, during the three and six months ended June 30, 2009, we purchased $22 of QUIPS and retired $22 principal amount of our subordinated convertible debentures.

Loan Covenants and Compliance. As of June 30, 2009, we were in compliance with the covenants and other provisions of our ABL facility, the senior notes, the subordinated convertible debentures and our accounts receivables securitization facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

The only financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio in the ABL facility. Both of these covenants “sprung off” on June 9, 2009 because our availability, as defined, had exceeded the necessary 20 percent threshold. Since the June 9, 2009 spring off date and through June 30, 2009, availability under the ABL facility has exceeded the 10 percent threshold and, as a result, these maintenance covenants were not applicable. Subject to certain limited exceptions specified in the credit agreement governing the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent.

Sources and Uses of Cash. During the six months ended June 30, 2009, we (i) generated cash from operating activities of $205 and (ii) generated cash from the sale of rental equipment of $151. The balance of accounts receivable, net decreased $79, or 17.4 percent, as compared to December 31, 2008, primarily due to a decline in total revenues. We used cash during this period principally to (i) purchase rental equipment of $138, (ii) purchase other property and equipment of $26 and (iii) fund payments, net of proceeds, on debt of $141. During the six months ended June 30, 2008, we (i) generated cash from operating activities of $447 and (ii) generated cash from the sale of rental equipment of $134. We used cash during this period principally to (i) purchase rental equipment of $437, (ii) purchase other property and equipment of $32, (iii) redeem our preferred stock of $254 and (iv) fund payments, net of proceeds, on debt of $133.

Free Cash Flow GAAP Reconciliation. We define free cash flow as (i) net cash provided by operating activities less (ii) purchases of rental and non-rental equipment plus (iii) proceeds from sales of rental and non-rental equipment and excess tax benefits from share-based payment arrangements. Management believes free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash flow should not be considered an alternative to net income (loss) or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow.

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$205	$447
Purchases of rental equipment	(138)	(437)
Purchases of non-rental equipment	(26)	(32)
Proceeds from sales of rental equipment	151	134
Proceeds from sales of non-rental equipment	8	5
Excess tax benefits from share-based payment arrangements	(1)	—

Free cash flow	$199	$117

Free cash flow generation for the six months ended June 30, 2009 was $199, an increase of $82 as compared to free cash flow generation of $117 in the six months ended June 30, 2008. The year-over-year increase in free cash flow was primarily the result of a $299 reduction in purchases of rental equipment, partially offset by lower cash generated from operating activities.

Our credit ratings as of July 24, 2009 were as follows:

	Corporate Rating	Outlook
Moody’s (1)	B2	Negative
S&P (1)	B	Negative
Fitch (1)	B	Negative

(1)

Following the Company’s June 2009 announcement of the issuance of URNA’s 10 7/8 percent Senior Notes, and in recognition of the deteriorating economic environment, Standard & Poor’s and Fitch downgraded the Company to a corporate rating of B. Standard & Poor’s also placed the Company on negative outlook. Moody’s has retained its B2 rating and negative outlook.

Both our ability to obtain financing and the related cost of borrowing are affected by our credit ratings, which are periodically reviewed by these rating agencies. Our current credit ratings are below investment grade and we expect our access to the public debt markets to be limited to the non-investment grade segment.

A security rating is not a recommendation to buy, sell or hold securities insofar as such ratings do not comment as to market price or suitability for a particular investor. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn entirely by a rating agency in the future if in its judgment circumstances warrant.

Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of June 30, 2009:

	2009	2010	2011	2012	2013	Thereafter	Total
Debt and capital leases (1)	$5	$9	$207	$762	$939	$1,157	$3,079
Interest due on debt (2)	110	219	217	171	152	178	1,047
Operating leases (1):
Real estate	40	73	64	55	45	138	415
Non-rental equipment	33	38	25	15	9	10	130
Service agreements (3)	—	1	1	2	—	—	4
Purchase obligations (4)	33	3	—	—	—	—	36
Subordinated convertible debentures (5)	4	8	8	8	8	241	277

Total (6)	$225	$351	$522	$1,013	$1,153	$1,724	$4,988

(1)	The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases plus the maximum potential guarantee amounts associated with some of our non-rental equipment operating leases for which we guarantee that the value of the equipment at the end of the lease term will not be less than a specified projected residual value.
(2)	Estimated interest payments have been calculated based on the principal amount of debt and the effective interest rates as of June 30, 2009.
(3)	These represent service agreements with third parties to refurbish our aerial equipment and to operate the distribution centers associated with contractor supplies.
(4)	As of June 30, 2009, we had outstanding purchase orders with our equipment and inventory suppliers. These purchase orders, which were negotiated in the ordinary course of business, represent obligations of approximately $36 in the aggregate. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2009 and 2010.
(5)	Includes interest payments.
(6)	This information excludes $7 of unrecognized tax benefits. $4 is expected to be paid in 2009, and it is not possible to estimate the time period during which the remaining amounts may be paid to tax authorities.

Certain Information Concerning Off-Balance Sheet Arrangements. We lease real estate and non-rental equipment under operating leases as a regular business activity. As part of some of our non-rental equipment operating leases, we guarantee that the value of the equipment at the end of the lease term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $17. Under current circumstances we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. In accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” this potential liability was not reflected on our balance sheet as of June 30, 2009 or December 31, 2008 as we believe that proceeds from the sale of the equipment under these operating leases would approximate the payment obligation.

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

Interest Rate Risk. As of June 30, 2009, we had an aggregate of $651 of indebtedness that bears interest at variable rates. As of June 30, 2009, the variable rate debt included $452 of borrowings under our ABL facility and $199 of borrowings under our accounts receivable securitization facility. The interest rates applicable to our variable rate debt on June 30, 2009 were (i) 3.1 percent for the ABL facility and (ii) 1.6 percent for the accounts receivable securitization facility. As of June 30, 2009, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $4 for each one percentage point increase in the interest rates applicable to our variable rate debt.

The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our ABL facility and accounts receivable securitization facility.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2008 relative to the Company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. We had no outstanding foreign exchange contracts as of June 30, 2009. We do not engage in purchasing forward exchange contracts for speculative purposes.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2009. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the second quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1, 2009 to April 30, 2009	787	$4.20
May 1, 2009 to May 31, 2009	25,990	$5.17
June 1, 2009 to June 30, 2009	2,302	$6.37

Total (1)	29,079

(1)	The shares were withheld by Holdings either to satisfy tax withholding obligations upon the vesting of restricted stock or restricted stock unit awards or to pay the exercise price upon the exercise of stock option or warrant grants. These shares were not acquired pursuant to any repurchase plan or program.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on June 11, 2009. The following directors were elected by holders of shares of our common stock as follows:

	For	Against	Abstain
José B. Alvarez	50,963,481	1,264,367	66,145
Jenne K. Britell	39,544,188	12,676,825	72,983
Bobby J. Griffin	50,971,332	1,256,736	65,927
Michael J. Kneeland	48,876,716	3,367,461	49,813
Singleton B. McAllister	48,799,854	3,426,119	68,017
Brian D. McAuley	48,921,009	3,306,970	66,010
John S. McKinney	47,641,754	4,593,184	59,052
Jason D. Papastavrou	48,790,428	3,442,824	60,736
Filippo Passerini	49,289,905	2,943,633	60,453

Each of the above-named directors was elected for a one-year term expiring in 2010.

In accordance with the continuing de-classification of our Board of Directors that was approved at our 2007 Annual Meeting, Howard L. Clark, Jr. and L. Keith Wimbush, our Class Three directors, have one year of their three-year terms remaining. Messrs. Clark and Wimbush are the only members of our board currently serving a term lasting more than one year. Upon expiration of the terms of Messrs. Clark and Wimbush in 2010, our transition to a de-classified Board of Directors will be complete and all directors will be elected annually for one-year terms.

The other matters voted upon at the 2009 Annual Meeting of Stockholders are as follows:

To approve the 2009 Annual Incentive Compensation Plan:

For	Against	Abstain
48,012,762	3,232,507	1,048,719

To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2009:

For	Against	Abstain
50,212,793	2,026,879	54,318

There were no additional matters voted upon at the 2009 Annual Meeting of Stockholders.

Item 6.	Exhibits

3(a)	Restated Certificate of Incorporation of United Rentals, Inc., dated March 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)

3(b)	By-laws of United Rentals, Inc., amended as of January 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on January 20, 2009)

4.1	Indenture, dated as of June 9, 2009, among United Rentals (North America), Inc., United Rentals, Inc., the Subsidiaries named in Schedule A thereto and The Bank of New York Mellon, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on June 12, 2009)

10.1	Registration Rights Agreement, dated as of June 9, 2009, among United Rentals (North America), Inc., United Rentals, Inc., the Subsidiaries named therein and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on June 12, 2009)

10.2	United Rentals, Inc. 2009 Annual Incentive Compensation Plan (incorporated by reference to Annex A of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on April 30, 2009)

10.3*	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management

10.4*	Form of United Rentals, Inc. Stock Option Agreement for Senior Management

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated: July 29, 2009	By:	/s/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated: July 29, 2009	By:	/s/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller and Principal Accounting Officer