Form 10-Q
period 2009-09-30
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2009-10-28
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 26, 2009, there were 60,152,052 shares of United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy or outlook. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected. Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following: (1) on-going decreases in North American construction and industrial activities, which have significantly affected revenues and, because many of our costs are fixed, our profitability, and which may further reduce demand and prices for our products and services; (2) inability to benefit from government spending associated with stimulus-related construction projects; (3) our highly leveraged capital structure, which requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions; (4) noncompliance with financial or other covenants in our debt agreements, which could result in our lenders terminating our credit facilities and requiring us to repay outstanding borrowings; (5) inability to access the capital that our businesses or growth plans may require; (6) increases in our maintenance and replacement costs as we age our fleet, and decreases in the residual value of our equipment; (7) inability to sell our new or used fleet in the amounts, or at the prices, we expect; (8) rates we can charge and time utilization we can achieve being less than anticipated; and (9) costs we incur being more than anticipated, and the inability to realize expected savings in the amounts or time frames planned. For a fuller description of these and other possible uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2008, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$149	$77
Accounts receivable, net of allowance for doubtful accounts of $20 and $23 at September 30, 2009 and December 31, 2008, respectively	369	454
Inventory	52	59
Prepaid expenses and other assets	35	37
Deferred taxes	74	76

Total current assets	679	703
Rental equipment, net	2,488	2,746
Property and equipment, net	433	447
Goodwill and other intangible assets, net	232	229
Other long-term assets	63	66

Total assets	$3,895	$4,191

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current maturities of long-term debt	$9	$13
Accounts payable	143	157
Accrued expenses and other liabilities	215	257

Total current liabilities	367	427
Long-term debt	2,969	3,186
Subordinated convertible debentures	124	146
Deferred taxes	414	414
Other long-term liabilities	39	47

Total liabilities	3,913	4,220

Common stock—$0.01 par value, 500,000,000 shares authorized, 60,141,706 and 59,890,226 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1	1
Additional paid-in capital	469	466
Accumulated deficit	(548)	(512)
Accumulated other comprehensive income	60	16

Total stockholders’ deficit	(18)	(29)

Total liabilities and stockholders’ deficit	$3,895	$4,191

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Equipment rentals	$478	$684	$1,380	$1,890
Sales of rental equipment	41	56	192	190
New equipment sales	20	49	63	137
Contractor supplies sales	30	54	95	169
Service and other revenues	23	30	71	90

Total revenues	592	873	1,801	2,476

Cost of revenues:
Cost of equipment rentals, excluding depreciation	225	289	679	855
Depreciation of rental equipment	100	115	316	334
Cost of rental equipment sales	38	38	189	135
Cost of new equipment sales	16	41	53	114
Cost of contractor supplies sales	22	41	70	130
Cost of service and other revenues	11	13	29	37

Total cost of revenues	412	537	1,336	1,605

Gross profit	180	336	465	871
Selling, general and administrative expenses	99	132	308	389
Restructuring charge	1	2	25	6
Charge related to settlement of SEC inquiry	—	—	—	14
Non-rental depreciation and amortization	13	14	42	44

Operating income	67	188	90	418
Interest expense, net	62	70	154	159
Interest expense—subordinated convertible debentures, net	2	2	(6)	7
Other income, net	(1)	(1)	—	—

Income (loss) before provision (benefit) for income taxes	4	117	(58)	252
Provision (benefit) for income taxes	4	43	(22)	103

Net income (loss)	$—	$74	$(36)	$149

Preferred stock redemption charge	—	—	—	(239)
Net income (loss) available to common stockholders	$—	$76	$(36)	$(90)
Earnings (loss) per share:
Basic earnings (loss) per share (inclusive of preferred stock redemption charge)	$—	$1.11	$(0.60)	$(1.12)
Diluted earnings (loss) per share (inclusive of preferred stock redemption charge)	$—	$0.98	$(0.60)	$(1.12)

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

(Dollars and shares in millions)

	Common Stock		Additional			Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Comprehensive Income
Balance at December 31, 2008	60	$1	$466	$(512)		$16
Comprehensive loss:
Net loss				(36)	$(36)
Other comprehensive loss:
Foreign currency translation adjustments					44	44

Comprehensive loss					$8

Other, net			3

Balance at September 30, 2009	60	$1	$469	$(548)		$60

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net (loss) income	$(36)	$149
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	358	378
Amortization and write-off of deferred financing and related costs	13	11
Gain on sales of rental equipment	(3)	(55)
Loss (gain) on sales of non-rental equipment	1	(2)
Non-cash adjustments to equipment	4	1
Stock compensation expense, net	6	4
Restructuring charge	25	6
(Gain) loss on repurchase of debt securities	(16)	4
Gain on retirement of subordinated convertible debentures	(13)	—
(Decrease) increase in deferred taxes	(4)	87
Changes in operating assets and liabilities:
Decrease in accounts receivable	94	8
Decrease in inventory	7	12
Decrease in prepaid expenses and other assets	9	16
(Decrease) increase in accounts payable	(17)	18
Decrease in accrued expenses and other liabilities	(75)	(66)

Net cash provided by operating activities	353	571
Cash Flows From Investing Activities:
Purchases of rental equipment	(198)	(590)
Purchases of non-rental equipment	(34)	(41)
Proceeds from sales of rental equipment	192	190
Proceeds from sales of non-rental equipment	11	7
Purchases of other companies	(26)	(17)

Net cash used in investing activities	(55)	(451)
Cash Flows From Financing Activities:
Proceeds from debt	2,003	1,578
Payments of debt	(2,227)	(1,119)
Cash paid in connection with preferred stock redemption, including fees	—	(257)
Payments of financing costs	(14)	(31)
Repurchase of common stock, including fees	—	(603)
Excess tax benefits from share-based payment arrangements	(2)	—
Other	—	1

Net cash used in financing activities	(240)	(431)
Effect of foreign exchange rates	14	(4)

Net increase (decrease) in cash and cash equivalents	72	(315)
Cash and cash equivalents at beginning of period	77	381

Cash and cash equivalents at end of period	$149	$66

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

Correction of Previously Reported Cash Flow Items

In the financing section of the accompanying condensed consolidated statements of cash flows, we report borrowing and repayment activity associated with our senior secured asset-based revolving credit facility (the “ABL facility”) within Proceeds from debt and Payments of debt. As required by GAAP, this ABL facility borrowing and repayment activity represents actual cash receipts and disbursements. In our financial statements for the year ended December 31, 2008, the first quarter of 2009 and the second quarter of 2009, however, our ABL facility borrowing and repayment activity reflected in Proceeds from debt and Payments of debt did not represent actual cash receipts and disbursements; rather, it reflected our economic rights and obligations related to various tranches of ABL facility debt, which overstated the borrowing and repayment activity. In the third quarter of 2009, we are correcting for this matter. The corrections relate exclusively to our ABL facility and only impact these two captions within the financing section of our condensed consolidated statements of cash flows; there is no correction associated with other borrowing or repayment activity and there is no impact on any other financial statements, the notes to the financial statements or management’s discussion and analysis of our results. The amounts of net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities as previously reported in our condensed consolidated statements of cash flows are not impacted by these corrections. Additionally, there is no impact on ABL facility availability or the spring-off of the ABL covenants which, as discussed further in note 5 to the unaudited condensed consolidated financial statements, occurred on June 9, 2009. The following table reflects the previously reported and corrected amounts for Proceeds from debt and Payments of debt:

	Nine Months Ended September 30, 2008	Twelve Months Ended December 31, 2008	Three Months Ended March 31, 2009	Six Months Ended June 30, 2009
Previously reported:
Proceeds from debt	$3,083	$6,347	$2,564	$5,572
Payments of debt	(2,624)	(6,068)	(2,670)	(5,713)
Corrected:
Proceeds from debt	1,578	2,004	320	1,520
Payments of debt	(1,119)	(1,725)	(426)	(1,661)

New Accounting Pronouncements

Fair Value. In 2006, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which defined fair value, established a market-based framework or hierarchy for measuring fair value and expanded disclosures about fair value measurements. We partially adopted this standard in 2008, and fully adopted it in the first quarter of 2009. This standard is applicable whenever another accounting standard requires or permits assets and liabilities to be measured at fair value and did not expand or require any new fair value measures. The adoption of this standard did not have a material effect on our financial condition or results of operations.

Contingencies in a Business Combination. In April 2009, the FASB issued guidance that addressed application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Under this guidance, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the acquirer applies the recognition criteria in the applicable accounting standard to determine whether the contingency should be recognized as of the acquisition date or after it. While there is no expected impact on our financial statements with respect to the accounting for acquisitions completed prior to December 31, 2008, the adoption of this guidance may materially change the accounting for business combinations consummated subsequent to that date.

Fair Value Disclosures. In April 2009, the FASB issued guidance that requires disclosure of the fair value of all applicable financial instruments for which it is practicable to estimate fair value, for interim and annual periods. The adoption of this guidance did not have a material effect on our financial condition or results of operations. See note 5 to our unaudited condensed consolidated financial statements (“Fair Value of Financial Instruments”) for the required fair value disclosures.

Subsequent Events. In May 2009, the FASB issued a new accounting standard related to events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009, and establishes general principles of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard establishes (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard did not have a material effect on our financial condition or results of operations. See note 9 to our unaudited condensed consolidated financial statements for the relevant disclosures.

Variable Interest Entities. In June 2009, the FASB issued guidance which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009, and for interim and annual reporting periods thereafter. This guidance amends an existing accounting principle to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of this standard is not expected to have a material effect on our financial condition or results of operations.

FASB Codification. In June 2009, the FASB issued new codification standards which represent the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The codification supersedes all non-SEC accounting and reporting standards which existed prior to the codification. All other non-grandfathered, non-SEC accounting literature not included in the codification is non-authoritative. The new codification standards are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the new codification standards did not have a material effect on our financial condition or results of operations.

Measuring Liabilities at Fair Value. In August 2009, the FASB issued guidance on measuring liabilities at fair value. We adopted this guidance in September 2009. This guidance provides clarification on (i) valuation techniques to be used to measure fair value when a quoted price in an active market for the identical liability is not available, (ii) inputs or adjustments to other inputs relating to the existence of restrictions that prevent the transfer of the liability and (iii) the fair value measurement level of quoted prices for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required. The adoption of this guidance did not have a material effect on our financial condition or results of operations.

2. Segment Information

Our reportable segments are general rentals and trench safety, pump and power. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment comprises seven geographic regions - the Southwest, Gulf, Northwest, Southeast, Midwest, East, and the Northwest- as well as the Aerial West region and operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada. These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results.

Operating segment revenues and profitability for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total reportable segment revenues
General rentals	$548	$812	$1,682	$2,320
Trench safety, pump and power	44	61	119	156

Total revenues	$592	$873	$1,801	$2,476

Total reportable segment depreciation and amortization expense
General rentals	$107	$122	$341	$359
Trench safety, pump and power	6	7	17	19

Total depreciation and amortization expense	$113	$129	$358	$378

Total reportable segment operating income
General rentals	$57	$167	$70	$375
Trench safety, pump and power	10	21	20	43

Total operating income	$67	$188	$90	$418

Total reportable segment capital expenditures
General rentals			$218	$618
Trench safety, pump and power			14	13

Total capital expenditures			$232	$631

	September 30, 2009	December 31, 2008
Total reportable segment assets
General rentals	$3,764	$4,054
Trench safety, pump and power	131	137

Total assets	$3,895	$4,191

3. Restructuring and Asset Impairment Charges

Our strategy in 2008 was designed to grow our earnings at higher margins, and a key element of this strategy was reducing our operating costs. In connection with this strategy, and in recognition of the challenging economic environment, we reduced our employee headcount from approximately 10,900 at December 31, 2007 to approximately 9,900 at December 31, 2008. Additionally, we reduced our branch network from 697 at December 31, 2007 to 628 at December 31, 2008. In 2009, we have continued to reduce our headcount and branch network. In the first nine months of 2009, we reduced our headcount by approximately 1,500 employees, or 15 percent, and closed 51 of our less profitable branches. The restructuring charges for the three and nine months ended September 30, 2009 and 2008 include severance costs associated with our headcount reductions, as well as branch closure charges, the latter of which principally relates to continuing lease obligations at vacant facilities.

The table below provides certain information concerning our restructuring charges:

Description	Reserve Balance at December 31, 2008 (1)	Charged to Costs and Expenses(1) (2)	Payments and Other	Reserve Balance at September 30, 2009 (1)
Branch closure charges	$11	$20	$(11)	$20
Severance costs	2	5	(6)	1

Total	$13	$25	$(17)	$21

(1)	All charges and reserve balances have been reflected in our general rentals segment.
(2)	Reflected in our condensed consolidated statements of operations as “Restructuring charge.”

We have incurred total restructuring charges between January 1, 2008 and September 30, 2009 of $44, comprised of $33 of branch closure charges and $11 of severance costs. We expect that the restructuring activity will be substantially completed by the end of 2009.

In addition to the restructuring charges discussed above, during the nine months ended September 30, 2009, we recorded asset impairment charges of $9. These asset impairment charges include a charge of $7 related to certain rental equipment that has been classified as “held for sale” in accordance with GAAP. This non-cash impairment charge is reflected in depreciation of rental equipment in the accompanying condensed consolidated statements of operations. Additionally, in connection with the consolidation of our branch network discussed above, we recognized leasehold improvement write-offs of $2. The leasehold improvement write-offs are reflected in non-rental depreciation and amortization in the accompanying condensed consolidated statements of operations.

4. Goodwill and Other Intangible Assets

The carrying amount of the Company’s goodwill was $196 and $190 at September 30, 2009 and December 31, 2008, respectively. We are required to review our goodwill for impairment annually as of a scheduled review date. However, if events or circumstances suggest that goodwill could be impaired, we may be required to conduct an earlier review. The scheduled review date is October 1 of each year.

Other intangible assets consist of customer relationships and non-compete agreements and are amortized over periods ranging from one to 12 years. Amortization expense for other intangible assets was $2 for the three months ended September 30, 2009 and 2008 and $6 for the nine months ended September 30, 2009 and 2008. The cost of other intangible assets and the related accumulated amortization as of September 30, 2009 was as follows:

September 30, 2009
Gross carrying amount	$87
Accumulated amortization	(51)

Net amount	$36

5. Debt and Subordinated Convertible Debentures

Long-term debt consists of the following:

	September 30, 2009	December 31, 2008
URNA and subsidiaries:
$1.285 billion ABL Facility (1)	$530	$689
Accounts Receivable Securitization Facility (1)	211	259
6 1/2 percent Senior Notes	594	980
10 7/8 percent Senior Notes	486	—
7 3/4 percent Senior Subordinated Notes	484	521
7 percent Senior Subordinated Notes	261	269
1 7/8 percent Convertible Senior Subordinated Notes	115	144
Other debt, including capital leases	33	45

Total URNA and subsidiaries debt	2,714	2,907
Less current portion	(9)	(13)

Long-term URNA and subsidiaries debt	2,705	2,894

Holdings:
14 percent Senior Notes	264	292

Total long-term debt (2)	$2,969	$3,186

(1)	$686 and $12 were available under our ABL facility and accounts receivable securitization facility, respectively, at September 30, 2009.
(2)

In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. Total long-term debt at September 30, 2009 and December 31, 2008 excludes $124 and $146, respectively, of these Debentures, which are separately classified in our condensed consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflect the obligation to our subsidiary that has issued the QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the Trust.

10 7/ 8 percent Senior Notes. In June 2009, URNA issued $500 aggregate principal amount of 10 7/8 percent Senior Notes (the “10 7/8 percent Notes”), which are due June 15, 2016. The net proceeds from the sale of the 10 7/8 percent Notes were $471 (after deducting the initial purchasers’ discount and offering expenses). The 10 7/ 8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 10 7/8 percent Notes may be redeemed on or after June 15, 2013 at specified redemption prices that range from 105.438 percent in 2013 to 100.0 percent in 2015 and thereafter. The indenture governing the 10 7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) indebtedness; (ii) restricted payments; (iii) liens; (iv) asset sales; (v) issuance of preferred stock of restricted subsidiaries; (vi) transactions with affiliates; (vii) dividend and other payment restrictions affecting restricted subsidiaries; (viii) designations of unrestricted subsidiaries; (ix) additional subsidiary guarantees and (x) mergers, consolidations or sales of substantially all of its assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 10 7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the September 30, 2009 carrying value of the 10 7/8 percent Notes and the $500 principal amount relates to a $14 original issue discount initially recognized in conjunction with the issuance of these notes.

Retirement of Debt and Subordinated Convertible Debentures. During the three and nine months ended September 30, 2009, we repurchased and retired certain of our outstanding debt securities. In connection with these repurchases, we recognized gains (losses) based on the difference between the net carrying amounts of the repurchased securities and the repurchase prices. A summary of our debt repurchase activity for the three and nine months ended September 30, 2009 is as follows:

	Three months ended September 30, 2009			Nine months ended September 30, 2009
	Repurchase price	Principal	Loss (1)	Repurchase price	Principal	Gain (1)
7 3/4 percent Senior Subordinated Notes	$—	$—	$—	$31	$37	$5
7 percent Senior Subordinated Notes	—	—	—	6	8	1
6 1/2 percent Senior Notes	160	162	(1)	374	387	8
1 7/8 percent Convertible Senior Subordinated Notes	—	—	—	26	29	2
14 percent Senior Notes	—	—	—	28	29	—

Total	$160	$162	$(1)	$465	$490	$16

(1)	The amount of the gain (loss) is calculated as the difference between the net carrying amount of the related security and the repurchase price. The net carrying amounts of the securities are less than the principal amounts due to capitalized debt issuance costs and any original issue discount. Aggregate debt issuance costs and original issue discount of $3 and $9 were written off in the three and nine months ended September 30, 2009, respectively, in connection with the purchases. The gains (losses) are reflected in interest expense, net in our condensed consolidated statements of operations.

In addition to the above debt repurchases, during the nine months ended September 30, 2009, we purchased an aggregate of $22 of QUIPS for $9. In connection with this transaction, we retired $22 principal amount of our subordinated convertible debentures and recognized a gain of $13. This gain is reflected in interest expense-subordinated convertible debentures, net, in our condensed consolidated statements of operations.

Loan Covenants and Compliance. As of September 30, 2009, we were in compliance with the covenants and other provisions of our ABL facility, the senior notes, the subordinated convertible debentures and our accounts receivables securitization facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations. The only financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Both of these covenants “sprung-off” on June 9, 2009 because our availability, as defined, had exceeded the necessary 20 percent threshold. Since the June 9, 2009 spring-off date and through September 30, 2009, availability under the ABL facility has exceeded the 10 percent threshold and, as a result, these maintenance covenants were not applicable. Subject to certain limited exceptions specified in the credit agreement governing the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent.

Fair Value of Financial Instruments

The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility, accounts receivable securitization facility and convertible senior subordinated notes approximate their book values as of September 30, 2009 and December 31, 2008. The estimated fair values of our other financial instruments at September 30, 2009 and December 31, 2008 have been calculated based upon available market information or an appropriate valuation technique in accordance with GAAP, and are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Subordinated convertible debentures	$124	$73	$146	$48
Senior and senior subordinated notes	1,825	1,804	1,770	1,280
Other debt	33	26	45	40

6. Legal and Regulatory Matters

The Company is subject to certain ongoing class action and derivative lawsuits, and settled an SEC inquiry in September 2008. The U.S. Attorney’s office has also requested information from the Company about matters related to the SEC inquiry. Other than the previously disclosed charges we recognized in the second quarter of 2008 related to the settlement of the SEC inquiry and in the fourth quarter of 2008 related to our contribution toward the settlement of the In re United Rentals, Inc. Securities Litigation, which became final in May 2009, we have not accrued any amounts related to their ultimate disposition. Any liabilities resulting from an adverse judgment or settlement of these matters may be material to our results of operations and cash flows during the period incurred. Other costs associated with the SEC inquiry, the U.S. Attorney’s office inquiry and the class action and derivative suits, including advancement or reimbursement of attorneys’ fees incurred by indemnified officers and directors, are expensed as incurred.

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

In the Brundridge v. Black, et al. matter, by notice dated June 11, 2009, plaintiff withdrew its action against all defendants.

In connection with the U.S. Attorney’s office inquiry, on October 13, 2009, a former chief financial officer of the Company, who had been terminated in 2005 after he failed to cooperate with an investigation overseen by a Special Committee of independent directors, pled guilty to conspiring to falsify Company records during 2002 and 2003 and settled the related civil enforcement action that had been brought against him by the SEC.

In the DeCicco v. United Rentals, Inc., et al. matter, on March 10, 2009, the United States District Court for the District of Connecticut rendered an opinion and ruling granting defendants’ motions to dismiss and dismissing the consolidated amended complaint without prejudice. The ruling granted lead plaintiffs leave to move to reopen the case within 30 days and to file a proposed amended complaint. On April 9, 2009, lead plaintiffs filed a motion to reopen judgment and filed a second consolidated amended complaint. The second consolidated amended complaint continued to assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and, among other things: (i) amended the purported class period to include purchasers of our publicly traded securities from August 30, 2007 to November 14, 2007, and (ii) dropped as defendants one of our directors and the Cerberus related defendants. The actions are now consolidated under the caption First New York Securities, L.L.C., et al. v. United Rentals, Inc. et al. On May 14, 2009, defendants moved to dismiss the second consolidated amended complaint. On August 24, 2009, the Court rendered an opinion and ruling granting defendants’ motion to dismiss and dismissing the second consolidated amended complaint with prejudice and entered a judgment in favor of defendants. On September 22, 2009, lead plaintiffs filed a notice to appeal the dismissal. We intend to continue to defend against the action vigorously.

We are also subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Based on advice of counsel and available information, including the current status or stage of such proceedings, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from such claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

7. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share for the nine months ended September 30, 2008 excludes the impact of approximately 10.8 million common stock equivalents since the effect of including these securities would be anti-dilutive. Diluted earnings (loss) per share for the three and nine months ended September 30, 2009 excludes the impact of approximately 8.3 million and 9.6 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$—	$74	$(36)	$149
Convertible debt interest	—	—	—	—
Subordinated convertible debt interest	—	2	—	—
Preferred stock redemption charge (1)	—	—	—	(239)

Net income (loss) available to common stockholders	$—	$76	$(36)	$(90)

Denominator:
Denominator for basic earnings (loss) per share—weighted-average shares	60,132	66,672	60,081	79,735
Effect of dilutive securities:
Employee stock options and warrants	231	264	—	—
Convertible shares	—	6,563	—	—
Subordinated convertible debentures	—	3,515	—	—
Restricted stock units and other	365	340	—	—

Denominator for dilutive earnings (loss) per share—adjusted weighted-average shares	60,728	77,354	60,081	79,735

Earnings (loss) per share available to common stockholders:

Basic earnings (loss) per share (inclusive of preferred stock redemption charge)	$—	$1.11	$(0.60)	$(1.12)
Diluted earnings (loss) per share (inclusive of preferred stock redemption charge)	$—	$0.98	$(0.60)	$(1.12)

(1)	As discussed in our 2008 Form 10-K, in June 2008 we repurchased all of our outstanding Series C and Series D preferred stock and recorded a preferred stock redemption charge of $239.

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

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$6	$4	$139	$—	$—	$149
Accounts receivable, net	—	12	8	59	290	—	369
Intercompany receivable (payable)	199	(736)	680	(143)	—	—	—
Inventory	—	26	20	6	—	—	52
Prepaid expenses and other assets	—	8	24	3	—	—	35
Deferred taxes	—	71	—	3	—	—	74

Total current assets	199	(613)	736	67	290	—	679

Rental equipment, net	—	1,420	801	267	—	—	2,488
Property and equipment, net	43	210	152	28	—	—	433
Investments in subsidiaries	213	1,959	—	—	—	(2,172)	—
Goodwill and other intangibles, net	—	103	86	43	—	—	232
Other long-term assets	5	53	4	—	1	—	63

Total assets	$460	$3,132	$1,779	$405	$291	$(2,172)	$3,895

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current maturities of long-term debt	$—	$9	$—	$—	$—	$—	$9
Accounts payable	—	60	65	18	—	—	143
Accrued expenses and other liabilities	51	115	45	4	—	—	215

Total current liabilities	51	184	110	22	—	—	367
Long-term debt	264	2,355	139	—	211	—	2,969
Subordinated convertible debentures	124	—	—	—	—	—	124
Deferred taxes	—	380	—	34	—	—	414
Other long-term liabilities	39	—	—	—	—	—	39

Total liabilities	478	2,919	249	56	211	—	3,913

Total stockholders’ (deficit) equity	(18)	213	1,530	349	80	(2,172)	(18)

Total liabilities and stockholders’ (deficit) equity	$460	$3,132	$1,779	$405	$291	$(2,172)	$3,895

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$—	$4	$73	$—	$—	$77
Accounts receivable, net	—	—	—	68	386	—	454
Intercompany receivable (payable) (1)	270	(777)	626	(119)	—	—	—
Inventory	—	25	27	7	—	—	59
Prepaid expenses and other assets	—	9	25	3	—	—	37
Deferred taxes	—	76	—	—	—	—	76

Total current assets	270	(667)	682	32	386	—	703
Rental equipment, net	—	1,568	906	272	—	—	2,746
Property and equipment, net	57	215	150	25	—	—	447
Investments in subsidiaries (1)	161	1,971	—	—	—	(2,132)	—
Goodwill and other intangibles, net	—	105	85	39	—	—	229
Other long-term assets	7	55	3	—	1	—	66

Total assets	$495	$3,247	$1,826	$368	$387	$(2,132)	$4,191

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current maturities of long-term debt	$—	$13	$—	$—	$—	$—	$13
Accounts payable	—	44	96	17	—	—	157
Accrued expenses and other liabilities	41	119	80	17	—	—	257

Total current liabilities	41	176	176	34	—	—	427
Long-term debt	292	2,523	112	—	259	—	3,186
Subordinated convertible debentures	146	—	—	—	—	—	146
Deferred taxes	—	387	—	27	—	—	414
Other long-term liabilities	45	—	2	—	—	—	47

Total liabilities	524	3,086	290	61	259	—	4,220

Total stockholders’ (deficit) equity (1)	(29)	161	1,536	307	128	(2,132)	(29)

Total liabilities and stockholders’ (deficit) equity	$495	$3,247	$1,826	$368	$387	$(2,132)	$4,191

(1)	Reflects a 2008 dividend of $260 from URNA to Parent.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$248	$171	$59	$—	$—	$478
Sales of rental equipment	—	22	14	5	—	—	41
New equipment sales	—	10	6	4	—	—	20
Contractor supplies sales	—	13	11	6	—	—	30
Service and other revenues	—	13	7	3	—	—	23

Total revenues	—	306	209	77	—	—	592

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	113	85	27	—	—	225
Depreciation of rental equipment	—	57	32	11	—	—	100
Cost of rental equipment sales	—	21	12	5	—	—	38
Cost of new equipment sales	—	9	4	3	—	—	16
Cost of contractor supplies sales	—	9	9	4	—	—	22
Cost of service and other revenues	—	6	4	1	—	—	11

Total cost of revenues	—	215	146	51	—	—	412

Gross profit	—	91	63	26	—	—	180
Selling, general and administrative expenses	6	46	31	11	5	—	99
Restructuring charge	—	1	—	—	—	—	1
Non-rental depreciation and amortization	4	4	4	1	—	—	13

Operating (loss) income	(10)	40	28	14	(5)	—	67
Interest expense, net	8	48	4	1	1	—	62
Interest expense-subordinated convertible debentures, net	2	—	—	—	—	—	2
Other (income) expense, net	(18)	14	10	2	(9)	—	(1)

(Loss) income before (benefit) provision for income taxes	(2)	(22)	14	11	3	—	4
(Benefit) provision for income taxes	(1)	(2)	5	2	—	—	4

(Loss) income before equity in net earnings (loss) of subsidiaries	(1)	(20)	9	9	3	—	—
Equity in net earnings (loss) of subsidiaries	1	21	—	—	—	(22)	—

Net income (loss)	$—	$1	$9	$9	$3	$(22)	$—

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$323	$274	$87	$—	$—	$684
Sales of rental equipment	—	27	23	6	—	—	56
New equipment sales	—	22	16	11	—	—	49
Contractor supplies sales	—	20	25	9	—	—	54
Service and other revenues	—	15	11	4	—	—	30

Total revenues	—	407	349	117	—	—	873

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	135	120	34	—	—	289
Depreciation of rental equipment	—	61	41	13	—	—	115
Cost of rental equipment sales	—	17	17	4	—	—	38
Cost of new equipment sales	—	18	14	9	—	—	41
Cost of contractor supplies sales	—	15	19	7	—	—	41
Cost of service and other revenues	—	6	5	2	—	—	13

Total cost of revenues	—	252	216	69	—	—	537

Gross profit	—	155	133	48	—	—	336
Selling, general and administrative expenses	—	61	53	13	5	—	132
Restructuring charge	—	2	—	—	—	—	2
Non-rental depreciation and amortization	4	5	4	1	—	—	14

Operating (loss) income	(4)	87	76	34	(5)	—	188
Interest expense, net	19	45	2	1	3	—	70
Interest expense-subordinated convertible debentures, net	2	—	—	—	—	—	2
Other (income) expense, net	(29)	20	18	5	(15)	—	(1)

Income before provision for income taxes	4	22	56	28	7	—	117
Provision for income taxes	1	8	23	9	2	—	43

Income before equity in net earnings (loss) of subsidiaries	3	14	33	19	5	—	74
Equity in net earnings (loss) of subsidiaries	71	57	—	—	—	(128)	—

Net income (loss)	$74	$71	$33	$19	$5	$(128)	$74

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$724	$495	$161	$—	$—	$1,380
Sales of rental equipment	—	110	59	23	—	—	192
New equipment sales	—	31	20	12	—	—	63
Contractor supplies sales	—	39	38	18	—	—	95
Service and other revenues	—	40	22	9	—	—	71

Total revenues	—	944	634	223	—	—	1,801

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	346	254	79	—	—	679
Depreciation of rental equipment	—	177	106	33	—	—	316
Cost of rental equipment sales	—	111	57	21	—	—	189
Cost of new equipment sales	—	27	16	10	—	—	53
Cost of contractor supplies sales	—	28	29	13	—	—	70
Cost of service and other revenues	—	16	9	4	—	—	29

Total cost of revenues	—	705	471	160	—	—	1,336

Gross profit	—	239	163	63	—	—	465
Selling, general and administrative expenses	13	134	108	38	15	—	308
Restructuring charge	—	23	1	1	—	—	25
Non-rental depreciation and amortization	15	12	13	2	—	—	42

Operating (loss) income	(28)	70	41	22	(15)	—	90
Interest expense, net	24	115	11	—	4	—	154
Interest expense-subordinated convertible debentures, net	(6)	—	—	—	—	—	(6)
Other (income) expense, net	(51)	42	32	6	(29)	—	—

Income (loss) before provision (benefit) for income taxes	5	(87)	(2)	16	10	—	(58)
Provision (benefit) for income taxes	2	(28)	(1)	2	3	—	(22)

Income (loss) before equity in net (loss) earnings of subsidiaries	3	(59)	(1)	14	7	—	(36)
Equity in net (loss) earnings of subsidiaries	(39)	20	—	—	—	19	—

Net (loss) income	$(36)	$(39)	$(1)	$14	$7	$19	$(36)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$906	$747	$237	$—	$—	$1,890
Sales of rental equipment	—	99	71	20	—	—	190
New equipment sales	—	62	44	31	—	—	137
Contractor supplies sales	—	62	78	29	—	—	169
Service and other revenues	—	47	31	12	—	—	90

Total revenues	—	1,176	971	329	—	—	2,476

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	392	356	107	—	—	855
Depreciation of rental equipment	—	172	123	39	—	—	334
Cost of rental equipment sales	—	72	50	13	—	—	135
Cost of new equipment sales	—	52	37	25	—	—	114
Cost of contractor supplies sales	—	47	60	23	—	—	130
Cost of service and other revenues	—	19	13	5	—	—	37

Total cost of revenues	—	754	639	212	—	—	1,605

Gross profit	—	422	332	117	—	—	871
Selling, general and administrative expenses	1	173	147	54	14	—	389
Restructuring charge	—	5	—	1	—	—	6
Charge related to settlement of SEC inquiry	14	—	—	—	—	—	14
Non-rental depreciation and amortization	11	15	15	3	—	—	44

Operating (loss) income	(26)	229	170	59	(14)	—	418
Interest expense, net	23	127	5	1	3	—	159
Interest expense-subordinated convertible debentures, net	7	—	—	—	—	—	7
Other (income) expense, net	(61)	51	42	10	(42)	—	—

Income before provision for income taxes	5	51	123	48	25	—	252
Provision for income taxes	7	20	50	17	9	—	103

(Loss) income before equity in net earnings (loss) of subsidiaries	(2)	31	73	31	16	—	149
Equity in net earnings (loss) of subsidiaries	151	120	—	—	—	(271)	—

Net income (loss)	$149	$151	$73	$31	$16	$(271)	$149

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Nine Months Ended September 30, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$18	$172	$6	$49	$108	$—	$353
Net cash (used in) provided by investing activities	(15)	(38)	(8)	6	—	—	(55)
Net cash (used in) provided by financing activities	(3)	(128)	2	(3)	(108)	—	(240)
Effect of foreign exchange rates	—	—	—	14	—	—	14

Net increase in cash and cash equivalents	—	6	—	66	—	—	72
Cash and cash equivalents at beginning of period	—	—	4	73	—	—	77

Cash and cash equivalents at end of period	$—	$6	$4	$139	$—	$—	$149

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Nine Months Ended September 30, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash (used in) provided by operating activities	$(3)	$372	$161	66	$(25)	$—	$571
Net cash used in investing activities	(7)	(217)	(157)	(70)	—	—	(451)
Net cash provided by (used in) financing activities	10	(472)	7	(1)	25	—	(431)
Effect of foreign exchange rates	—	—	—	(4)	—	—	(4)

Net (decrease) increase in cash and cash equivalents	—	(317)	11	(9)	—	—	(315)
Cash and cash equivalents at beginning of period	—	325	—	56	—	—	381

Cash and cash equivalents at end of period	$—	$8	$11	$47	$—	$—	$66

9. Subsequent Event

Subsequent to September 30, 2009 and through our financial statement issuance date of October 28, 2009, we completed the repurchase of an additional $84 principal amount of our outstanding 6 1/2 percent Senior Notes. Except as it relates to this matter, there were no other subsequent events during this period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share data and unless otherwise indicated)

Executive Overview

We are the largest equipment rental company in the world with an integrated network of 580 rental locations in the United States, Canada and Mexico. Although the equipment rental industry is highly fragmented and diverse, we believe we are well positioned to take advantage of this environment because as a larger company we have more resources and certain competitive advantages over smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services as well as with better maintained equipment, and greater flexibility to transfer equipment among branches.

We offer for rent approximately 3,000 classes of rental equipment, including construction equipment, industrial and heavy machinery, aerial work platforms, trench safety equipment and homeowner items. Our revenues are derived from the following sources: equipment rentals, sales of used rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. In 2008, equipment rental revenues represented 76 percent of our total revenues.

As we expected, and consistent with the decline in non-residential construction activity over the first nine months of the year, the first nine months of 2009 have been challenging for both our company and the U.S. equipment rental industry. In particular, and as discussed elsewhere in this report, because of this environment, we have experienced deterioration in the prices we charge our customers (“rental rates”), the utilization of our equipment, and the gross margins we realize from the sale of used equipment. As a consequence, our revenues and profitability have deteriorated. In anticipation of the challenges related to the current environment, however, we have undertaken a number of cost saving and other initiatives. These initiatives include the closure or consolidation of 126 branches, or 18 percent of our branch network, since the beginning of 2008, and headcount reductions of over 2,400 employees, or 22 percent, over the same period. Although the savings that we have realized as a result of these initiatives have not fully offset the loss in profitability related to lower revenues and gross profits, we believe our strategy- which includes a continued focus on our core rental business, optimization of fleet management, disciplined cost controls, and free cash flow generation- will position us to weather the economic downturn, enable us to strengthen our leadership position and improve our returns to stockholders once economic conditions improve.

As previously reported, the Company is subject to certain ongoing class action and derivative lawsuits, and settled an SEC inquiry in September 2008. The U.S. Attorney’s office has also requested information from the Company about matters related to the SEC inquiry. Other than the previously disclosed charges we recognized in the second quarter of 2008 related to the settlement of the SEC inquiry and in the fourth quarter of 2008 related to our contribution toward the settlement of the In re United Rentals, Inc. Securities Litigation, which became final in May 2009, we have not accrued any amounts related to their ultimate disposition. Any liabilities resulting from an adverse judgment or settlement of these matters may be material to our results of operations and cash flows during the period incurred. Other costs associated with the SEC inquiry, the U.S. Attorney’s office inquiry and the class action and derivative suits, including advancement or reimbursement of attorneys’ fees incurred by indemnified officers and directors, are expensed as incurred.

Financial Overview

Net income (loss) available to common stockholders. Net income (loss) available to common stockholders and diluted earnings (loss) per share for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) available to common stockholders	$—	$76	$(36)	$(90)
Diluted earnings (loss) per share (inclusive of preferred stock redemption charge)	$—	$0.98	$(0.60)	$(1.12)

Net income (loss) and diluted earnings (loss) per share for the three and nine months ended September 30, 2009 and 2008 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Net loss	Diluted loss per share	Net loss	Diluted loss per share	Net (loss) income	Diluted (loss) earnings per share	Net loss	Diluted loss per share
Restructuring charge (1)	$—	$—	$(1)	$(0.01)	$(15)	$(0.24)	$(4)	(0.04)
Gains (losses) on repurchase/retirement of debt securities and subordinated convertible debentures	(1)	(0.01)	(2)	(0.03)	18	0.28	(2)	(0.03)
Asset impairment charge (2)	—	—	—	—	(6)	(0.09)	—	—
Charge related to settlement of SEC inquiry	—	—	—	—	—	—	(14)	(0.18)
Preferred stock redemption charge (3)	—	—	—	—	—	—	—	(2.99)
Foreign tax credit valuation allowance and other (4)	—	—	—	—	—	—	(8)	(0.10)

(1)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.
(2)	As discussed in note 3 to the unaudited condensed consolidated financial statements, this non-cash charge relates to the impact of impairing certain rental equipment and leasehold improvement write-offs.
(3)	This charge, which relates to the June 2008 repurchase of our Series C and Series D Preferred Stock, reduces income available to common stockholders for earnings per share purposes, but does not affect net income (loss).
(4)	Primarily relates to the establishment of a valuation allowance related to certain foreign tax credits that, as a result of the preferred stock redemption, were no longer expected to be realized.

In addition to the matters discussed above, our 2009 performance reflects lower gross profit from equipment rental revenues and from the sale of rental equipment in a very challenging construction environment, partially offset by savings realized from our ongoing initiatives to reduce operating costs.

EBITDA GAAP Reconciliation. EBITDA represents the sum of net income (loss), provision (benefit) for income taxes, interest expense, net, interest expense-subordinated convertible debentures, net, depreciation-rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the restructuring charge, the charge related to the settlement of the SEC inquiry and stock compensation expense, net. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s GAAP results and the accompanying reconciliation, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income (loss) or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between net income (loss) and EBITDA and adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$—	$74	$(36)	$149
Provision (benefit) for income taxes	4	43	(22)	103
Interest expense, net	62	70	154	159
Interest expense – subordinated convertible debentures, net	2	2	(6)	7
Depreciation – rental equipment	100	115	316	334
Non-rental depreciation and amortization	13	14	42	44

EBITDA	$181	$318	$448	$796
Restructuring charge (1)	1	2	25	6
Charge related to settlement of SEC inquiry	—	—	—	14
Stock compensation expense, net (2)	2	2	6	4

Adjusted EBITDA	$184	$322	$479	$820

(1)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.
(2)	Represents non-cash, share-based payments associated with the granting of equity instruments.

For the three and nine months ended September 30, 2009, adjusted EBITDA decreased $138, or 42.9 percent, and $341, or 41.6 percent, respectively, primarily reflecting lower gross profits from equipment rentals and from the sale of rental equipment, partially offset by cost reductions.

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

Revenue Recognition. We recognize equipment rental revenue on a straight-line basis. Our rental contract periods are daily, weekly or monthly. By way of example, if a customer were to rent a piece of equipment and the daily, weekly and monthly rental rates for that particular piece were (in actual dollars) $100, $300 and $900, respectively, we would recognize revenue of $32.14 per day. The daily rate for recognition purposes is calculated by dividing the monthly rate of $900 by the monthly term of 28 days. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date. In any given accounting period, we will have customers return equipment and be contractually required to pay us more than the cumulative amount of revenue recognized to date. For instance, continuing the above example, if the above customer rented a piece of equipment on March 29 and returned it at the close of business on April 1, we would recognize incremental revenue on April 1 of $171.44 (in actual dollars, representing the difference between the amount the customer is contractually required to pay and the cumulative amount recognized to date on a straight-line basis). We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $13 and $11 as of September 30, 2009 and December 31, 2008, respectively. Revenues from the sale of rental equipment and new equipment are recognized at the time of delivery to, or pick-up by, the customer and when collectibility is reasonably assured. Sales of contractor supplies are also recognized at the time of delivery to, or pick-up by, the customer.

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

Useful Lives of Rental Equipment and Property and Equipment. We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value which ranges from zero percent to ten percent of cost. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the related equipment. The costs incurred under these refurbishment programs were $29 and $22 for the nine months ended September 30, 2009 and 2008, respectively, and are included in purchases of rental equipment in our condensed consolidated statements of cash flows.

        The useful life of an asset is determined based on our estimate of the period over which the asset will generate revenues; such periods are periodically reviewed for reasonableness. In addition, the salvage value, an amount which is also reviewed periodically for reasonableness, is determined based on our estimate of the minimum value we will realize from the asset after such period. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would change by approximately $39. Similarly, to the extent the estimated salvage values of all of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $4. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset. To the extent that the useful lives of all of our depreciable property and equipment were to increase or decrease by one year, we estimate that our annual non-rental depreciation expense would change by approximately $7.

Impairment of Long-lived Assets. We review the recoverability of our long-lived assets, including rental equipment and property and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges). If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. During the nine months ended September 30, 2009, we recognized an asset impairment charge of $9 in our general rentals segment. The impairment charge includes $7 reflected in depreciation of rental equipment in the accompanying condensed consolidated statements of operations related to certain rental equipment that had been classified as “held for sale,” as well as $2 of leasehold improvement write-offs which are reflected in non-rental depreciation and amortization in the accompanying condensed consolidated statements of operations. Our estimate of the impairment charge for the rental fleet was calculated by comparing the proceeds estimated to be realized from the expected disposition of these rental assets to their carrying values. The impairment of the rental fleet, as well as the leasehold improvement write-offs, followed from our decision to close 38 branches in the second quarter of 2009. There were no impairment charges in the 2008 periods presented. As of September 30, 2009 and December 31, 2008, there were no held for sale assets in our condensed consolidated balance sheets.

In addition to the impairment reviews we conduct in connection with branch consolidations and other changes in the business, each quarter we conduct a review of rental assets that have both time and dollar utilization below a specified threshold. We select these assets, which represented approximately two percent of our total rental assets at September 30, 2009, as we believe they are at the greatest risk of potential impairment. As part of this impairment review, we estimate future rental revenues based on current and expected utilization levels, the age of these assets and their remaining useful lives. Additionally, we estimate when the asset is expected to be removed or retired from our rental fleet as well as the expected proceeds to be realized upon disposition. Based on our most recently completed September 30, 2009 quarterly review, the estimated future undiscounted cash flows substantially exceeded the corresponding net book value of the assets and, as such, there was no impairment.

Purchase Price Allocation. We have made a significant number of acquisitions in the past and may continue to make acquisitions in the future. We allocate the cost of the acquired enterprise to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. With the exception of goodwill, long-lived fixed assets generally represent the largest component of our acquisitions. The long-lived fixed assets that we acquire are primarily rental equipment, transportation equipment and real estate. With limited exceptions, virtually all of the rental equipment that we have acquired through purchase business combinations has been classified as “To be Used,” rather than as “To be Sold.” Equipment that we acquire is recorded at fair value. We use third party valuation experts to help calculate fair value.

In addition to long-lived fixed assets, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the book values reflected on the acquired entities’ balance sheets. However, when appropriate, we adjust these book values for factors such as collectibility and existence. The intangible assets that we have acquired are primarily goodwill, customer relationships and covenants not-to-compete. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Customer relationships and non-compete agreements are valued based on an excess earnings or income approach with consideration to projected cash flows.

        Evaluation of Goodwill Impairment. We have made numerous acquisitions over the years, principally during the period between 1997 and 2000, which included the recognition of a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. In 2008, we estimated the fair value of our reporting units (or our regions) using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market price data of shares of corporations engaged in similar businesses. This approach, which utilizes multiple valuation techniques, yields the most appropriate evidence of fair value and we expect to continue using this approach in connection with our fourth quarter 2009 goodwill impairment testing.

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

Inherent in our development of the present value of future cash flow projections are assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, cost of capital and tax rates. We also make certain assumptions about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit, and therefore could affect the amount of potential impairment. The following assumptions are significant to our income approach:

•

Business Projections— We make assumptions about the level of equipment rental activity in the marketplace and cost levels. These assumptions drive our planning assumptions for pricing and utilization and also serve as key inputs for developing our cash flow projections. These projections are derived using our internal business plans over a ten-year planning period that are updated at least annually and reviewed by our board of directors;

•

Long-term Growth Rates— Beyond the planning period, we also determine an assumed long-term growth rate representing the expected rate at which a reporting unit’s earnings stream is projected to grow. These rates are used to calculate the terminal value of our reporting units, and are added to the cash flows projected during our ten-year planning period. In connection with our fourth quarter 2008 goodwill impairment testing, we utilized a long-term growth rate of two percent, which we believe is reasonable; and

•

Discount Rates— Our combined future cash flows are then discounted at a rate that is consistent with a weighted average cost of capital that is likely to be used by market participants. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. In connection with our fourth quarter 2008 goodwill impairment testing, we utilized a discount rate of between 10 percent and 11.5 percent, which we believe is reasonable.

The market approach is one of the other primary methods used for estimating fair value of a reporting unit. This assumption relies on the market value (market capitalization) of companies that are engaged in the same or a similar line of business.

During the fourth quarter of 2008, and in connection with the preparation of our year-end financial statements, we recognized an aggregate non-cash goodwill impairment charge of $1.1 billion related to certain reporting units within our general rentals segment. The charge reflects the challenges of the current construction cycle, as well as the broader economic and credit environment, and includes $1.0 billion, reflecting conditions at the time of our annual October 1 testing date, as well as an additional $100 as of December 31, reflecting further deterioration in the economic and credit environment during the fourth quarter. Substantially all of the impairment charge related to goodwill arising from acquisitions made by the Company between 1997 and 2000. Following these goodwill impairment charges, and as of December 31, 2008, we had goodwill on our balance sheet of $190. Further, substantially all of this goodwill related to reporting units which had, as of December 31, 2008, estimated fair values significantly in excess of the corresponding carrying values.

As of September 30, 2009, we had $196 of goodwill on our balance sheet and, of this amount, approximately 96 percent relates to four regions. Although we have not yet conducted our October 1, 2009 goodwill impairment test, there have been no impairments recognized through the first nine months of 2009.

        Income Taxes. We recognize deferred tax assets and liabilities for certain future deductible or taxable temporary differences expected to be reported in our income tax returns. These deferred tax assets and liabilities are computed using the tax rates that are expected to apply in the periods when the related future deductible or taxable temporary difference is expected to be settled or realized. In the case of deferred tax assets, the future realization of the deferred tax benefits and carryforwards are determined with consideration to historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. The most significant evidence that we consider in the recognition of deferred tax assets is reversal of temporary differences resulting from book versus tax depreciation of our rental equipment fleet. We also evaluate projected taxable income over a period generally ranging from one to five years, depending on the relevant tax jurisdiction, to determine the recoverability of all deferred tax assets and, in addition, examine the length of the carryforward to ensure the deferred tax assets are established in an amount that is more likely than not to be realized. We have provided a partial valuation allowance against a deferred tax asset for state operating loss carryforward amounts. This valuation allowance was required because it is more likely than not that some of the state carryforward amounts will expire unused due to restrictive carryback/carryover rules in various states that would limit realization of tax benefits, and our history of certain state operating loss carryforwards expiring unused.

Effective January 1, 2007, we adopted an accounting principle which addresses accounting for uncertainty in income taxes and requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

Legal Contingencies. We are involved in a variety of claims, lawsuits, investigations and proceedings, as described in our 2008 Form 10-K and in note 6 to our unaudited condensed consolidated financial statements. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination such that we expect an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for a significant amount, they could have a material adverse effect on our results of operations in the period or periods in which such change in determination, judgment or settlement occurs.

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

As discussed in note 2 to our unaudited condensed consolidated financial statements, we aggregate our seven geographic regions - the Southwest, Gulf, Northwest, Southeast, Midwest, East, and the Northwest- as well as the Aerial West region into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the two year and nine month period ended September 30, 2009, our Southwest and Southeast regions had equipment rentals gross margins that varied by more than 10 percent from the equipment rentals gross margin of the aggregated general rentals’ regions over the same period. With respect to the Southwest, we believe the variance is reflective of its disproportionate exposure to residential construction and, with respect to the Southeast, we believe the variance relates to its historic exposure to the heavy equipment business, such exposure which has since been reduced. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.

These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.

Revenues by segment were as follows:

	General rentals	Trench safety, pump and power	Total
Three months ended September 30, 2009
Equipment rentals	$440	$38	$478
Sales of rental equipment	38	3	41
Sales of new equipment	19	1	20
Contractor supplies sales	29	1	30
Service and other revenues	22	1	23

Total revenue	$548	$44	$592

Three months ended September 30, 2008
Equipment rentals	$632	$52	$684
Sales of rental equipment	53	3	56
Sales of new equipment	48	1	49
Contractor supplies sales	51	3	54
Service and other revenues	28	2	30

Total revenue	$812	$61	$873

Nine months ended September 30, 2009
Equipment rentals	$1,281	$99	$1,380
Sales of rental equipment	184	8	192
Sales of new equipment	59	4	63
Contractor supplies sales	90	5	95
Service and other revenues	68	3	71

Total revenue	$1,682	$119	$1,801

Nine months ended September 30, 2008
Equipment rentals	$1,761	$129	$1,890
Sales of rental equipment	180	10	190
Sales of new equipment	132	5	137
Contractor supplies sales	161	8	169
Service and other revenues	86	4	90

Total revenue	$2,320	$156	$2,476

Three months ended September 30, 2009 and 2008. 2009 equipment rentals of $478 decreased $206, or 30.1 percent, reflecting an 11.8 percent decrease in rental rates and a 3.8 percentage point decrease in time utilization on a smaller fleet. Dollar utilization, which reflects the impact of both rental rates and time utilization, and is calculated based on annualized rental revenue divided by the average original equipment cost of our fleet, decreased 12.2 percentage points to 48.7 percent. Equipment rentals represented 81 percent of total revenues for the three months ended September 30, 2009. On a segment basis, equipment rentals represented 80 and 86 percent of total revenues for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals decreased $192, or 30.4 percent, reflecting a 25.9 percent decrease in same-store rental revenues. Trench safety, pump and power equipment rentals decreased $14, or 26.9 percent, reflecting a 27.4 percent decrease in same-store rental revenues.

Nine months ended September 30, 2009 and 2008. 2009 equipment rentals of $1,380 decreased $510, or 27.0 percent, reflecting a 12.5 percent decline in rental rates and a 3.0 percentage point decrease in time utilization on a smaller fleet. Dollar utilization decreased 12.0 percentage points to 45.3 percent. Equipment rentals represented 77 percent of total revenues for the nine months ended September 30, 2009. On a segment basis, equipment rentals represented 76 and 83 percent of total revenues for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals decreased $480, or 27.3 percent, reflecting a 23.6 percent decrease in same-store rental revenues. Trench safety, pump and power equipment rentals decreased $30, or 23.3 percent, reflecting a 22.0 percent decrease in same-store rental revenues.

Sales of rental equipment. For the three and nine months ended September 30, 2009, sales of rental equipment represented 7 and 11 percent, respectively, of our total revenues and our general rentals segment accounted for approximately 93 and 96 percent of these sales, respectively. Sales of rental equipment for trench safety, pump and power were insignificant. For the three months ended September 30, 2009, sales of rental equipment decreased 26.8 percent, primarily reflecting a decline in volume and pricing. For the nine months ended September 30, 2009, sales of rental equipment increased 1.1 percent.

New equipment sales. For the three and nine months ended September 30, 2009, new equipment sales represented approximately 4 percent of our total revenues and our general rentals segment accounted for approximately 94 percent of these sales. Sales of new equipment for trench safety, pump and power were insignificant. For the three and nine months ended September 30, 2009, sales of new equipment decreased 59.2 and 54.0 percent, respectively, primarily reflecting a decline in the volume of equipment sold.

Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies including construction consumables, tools, small equipment and safety supplies. Consistent with sales of rental and new equipment, general rentals accounts for substantially all of our contractor supplies sales. For the three and nine months ended September 30, 2009, contractor supplies sales decreased 44.4 and 43.8 percent, respectively, reflecting a reduction in the volume of supplies sold, consistent with a weak construction environment, partially offset by improved pricing and product mix.

Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenues. For the three and nine months ended September 30, 2009, service and other revenues decreased 23.3 and 21.1 percent, respectively, primarily reflecting reduced revenues from service labor and parts sales.

Segment Operating Income

Segment operating income and operating margin were as follows:

	General rentals	Trench safety, pump and power	Total
Three months ended September 30, 2009
Operating Income	$57	$10	$67
Operating Margin	10.4%	22.7%	11.3%
Three months ended September 30, 2008
Operating Income	$167	$21	$188
Operating Margin	20.6%	34.4%	21.5%
Nine months ended September 30, 2009
Operating Income	$70	$20	$90
Operating Margin	4.2%	16.8%	5.0%
Nine months ended September 30, 2008
Operating Income	$375	$43	$418
Operating Margin	16.2%	27.6%	16.9%

General rentals. For the three and nine months ended September 30, 2009, operating income decreased $110 and $305, respectively, and operating margin decreased 10.2 and 12.0 percentage points, respectively, primarily reflecting reduced gross profit from equipment rentals and sales of rental equipment, partially offset by cost reductions. Additionally, the decrease in operating income and margin for the nine months ended September 30, 2009 was partially offset by the 2008 impact of the $14 charge associated with the settlement of the SEC inquiry. Additionally, operating income for the nine months ended September 30, 2009 included aggregate restructuring and asset impairment charges of $34, as compared to restructuring charges for the nine months ended September 30, 2008 of $6.

Trench safety, pump and power. For the three and nine months ended September 30, 2009, operating income decreased by $11 and $23, respectively, and operating margin decreased by 11.7 and 10.8 percentage points, respectively, reflecting weakness in non-residential construction activity, partially offset by cost reductions.

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total gross margin	30.4%	38.5%	25.8%	35.2%
Equipment rentals	32.0%	40.9%	27.9%	37.1%
Sales of rental equipment	7.3%	32.1%	1.6%	28.9%
New equipment sales	20.0%	16.3%	15.9%	16.8%
Contractor supplies sales	26.7%	24.1%	26.3%	23.1%
Service and other revenues	52.2%	56.7%	59.2%	58.9%

For the three months ended September 30, 2009, total gross margin decreased 8.1 percentage points, primarily reflecting reduced gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin decreased 8.9 percentage points, primarily reflecting an 11.8 percent decrease in rental rates and a 3.8 percentage point decrease in time utilization on a smaller fleet, partially offset by savings realized from ongoing cost saving initiatives. Sales of rental equipment gross margin decreased 24.8 percentage points to 7.3 percent, primarily reflecting lower pricing. The lower pricing reflects deflationary pressures created by the current construction environment and a higher proportion of auction-related sales which tend to yield lower margins. The average age of rental equipment sold in the three months ended September 30, 2009 was 76 months, as compared to 77 months in the same period last year.

For the nine months ended September 30, 2009, total gross margin decreased 9.4 percentage points, primarily reflecting reduced gross margin from equipment rentals and sales of rental equipment. Equipment rentals gross margin decreased 9.2 percentage points, primarily reflecting a 12.5 percent decrease in rental rates and a 3.0 percentage point decrease in time utilization on a smaller fleet, partially offset by savings realized from ongoing cost saving initiatives. Equipment rentals gross margin for the nine months ended September 30, 2009 also includes the impact of a $7 impairment charge which was recorded in depreciation of rental equipment in the condensed consolidated statements of operations. Sales of rental equipment gross margin decreased 27.3 percentage points, primarily reflecting deflationary pressures created by the current construction environment and a higher proportion of auction-related sales which tend to yield lower margins.

Selling, general and administrative expenses (SG&A). SG&A expense information for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total SG&A expenses	$99	$132	$308	$389
SG&A as a percentage of revenue	16.7%	15.1%	17.1%	15.7%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, professional fees, management salaries and clerical and administrative overhead. For the three months ended September 30, 2009, SG&A expense of $99 decreased $33 as compared to 2008 and increased by 1.6 percentage point as a percentage of revenue. The decline in the absolute level of our SG&A reflects the benefits we are realizing from our cost-saving initiatives, including reduced compensation costs, partially offset by normal inflationary increases. The deterioration in our SG&A ratio reflects the combination of rental rate pressure and lower utilization levels in a weak construction environment.

For the nine months ended September 30, 2009, SG&A expense of $308 decreased $81 as compared to 2008 and increased by 1.4 percentage points as a percentage of revenue. The decline in the absolute level of our SG&A reflects the benefits we are realizing from our cost-saving initiatives, including reduced compensation costs, partially offset by normal inflationary increases. The deterioration in our SG&A ratio reflects the combination of rental rate pressure and lower utilization levels in a weak construction environment.

Restructuring charge. For the three months ended September 30, 2009 and 2008, restructuring charges of $1 and $2 relate to the closure of three and two branches, respectively. Additionally, restructuring charges for the three months ended September 30, 2009 include severance costs associated with reductions in headcount of approximately 200. For the nine months ended September 30, 2009 and 2008, restructuring charges of $25 and $6 relate to the closure of 51 and 31 branches, respectively, and severance costs associated with reductions in headcount of approximately 1,500 and 400, respectively. See note 3 to our unaudited condensed consolidated financial statements for additional restructuring information.

Charge related to settlement of SEC inquiry. Our results for the nine months ended September 30, 2008 include a $14 charge recognized in the second quarter of 2008. In September 2008, we announced that we had reached a final settlement with the SEC and we paid a civil penalty of $14.

Interest expense, net for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest expense, net	$62	$70	$154	$159

Interest expense, net for the three and nine months ended September 30, 2009 decreased by $8 and $5, respectively. Interest expense, net for the three months ended September 30, 2009 decreased due to lower average debt following significant repurchases of outstanding debt securities in 2009 and the fourth quarter of 2008. Additionally, interest expense, net for the three months ended September 30, 2008 includes a $4 non-cash charge relating to our retirement of $125 of the principal amount of the 14% Senior Notes. Interest expense, net for the nine months ended September 30, 2009 includes a gain of $16 related to repurchases of $490 principal amounts of our outstanding debt during the nine months ended September 30, 2009. Excluding the impact of this gain, interest expense, net for the nine months ended September 30, 2009 increased primarily due to increased debt following the preferred stock repurchase and the modified “Dutch auction” tender offer completed in the second and third quarters of 2008.

Interest expense- subordinated convertible debentures, net for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest expense- subordinated convertible debentures, net	$2	$2	$(6)	$7

As discussed in note 5 to our unaudited condensed consolidated financial statements, the subordinated convertible debentures included in our condensed consolidated balance sheets reflect the obligation to our subsidiary trust that has issued Quarterly Income Preferred Securities (“QUIPS”). This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust. As of September 30, 2009 and December 31, 2008, the aggregate amount of subordinated convertible debentures outstanding was $124 and $146, respectively. Interest expense-subordinated convertible debentures, net for the nine months ended September 30, 2009 decreased by $13 due to a $13 gain we recognized in connection with the simultaneous purchase of $22 of QUIPS and retirement of $22 principal amount of our subordinated convertible debentures.

Income taxes. The following table summarizes our (benefit) provision for income taxes and the related effective tax rates for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income (loss) before provision (benefit) for income taxes	$4	$117	$(58)	$252
Provision (benefit) for income taxes	4	43	(22)	103
Effective tax rate	100.0%	36.8%	37.9%	40.9%

The difference between the 2009 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relates to the geographical mix of income between U.S. and foreign and state operations as well as the impact of state apportionment changes. The difference between the 2008 effective tax rates and the U.S. federal statutory income tax rate primarily relates to state taxes as well as certain non-deductible charges. In addition, for the nine months ended September 30, 2008, the provision was impacted by the establishment of a valuation allowance of $6 related to foreign tax credits that, as a result of the preferred stock redemption, were no longer expected to be realized and the non-deductibility of the $14 charge relating to the settlement of the SEC inquiry, partially offset by prior year foreign, federal and state return to provision adjustments and impacts from favorable state rate and apportionment changes.

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

In June 2009, URNA issued $500 aggregate principal amount of 10 7/8 percent Senior Notes, which are due June 15, 2016. We received $471 in net proceeds from the issuance of the notes, after underwriting discounts and commissions, fees and expenses. Of the net proceeds received from the offering, $196 was spent in the month of June to repurchase outstanding 6 1/2 percent Senior Notes. The balance of the proceeds was used to repay amounts borrowed under our ABL facility. During the third quarter and during the period from October 1, 2009 through October 28, 2009, the Company repurchased an additional $162 and $84 principal amount of outstanding 6 1/2 percent Senior Notes, respectively.

Our principal existing sources of cash are cash generated from operations, including from the sale of rental equipment, and borrowings available under our ABL facility and accounts receivable securitization facility. As of September 30, 2009, we had (i) $686 of borrowing capacity available under our ABL facility, (ii) $12 of borrowing capacity available under our accounts receivable securitization facility and (iii) cash and cash equivalents of $149. Cash equivalents at September 30, 2009 consist of high quality, low risk investments. In connection with the expiration of the initial 364 day commitment under our accounts receivable securitization facility on October 20, 2009, we entered into an amendment to extend the commitment termination date thereunder to December 30, 2009. The term-out provisions of our receivables securitization facility were unchanged. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

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

Retirement of Debt and Subordinated Convertible Debentures. As discussed above and in note 5 to our unaudited condensed consolidated financial statements, we repurchased and retired $162 and $490 principal amounts of our outstanding debt during the three and nine months ended September 30, 2009, respectively. In addition, during the nine months ended September 30, 2009, we purchased $22 of QUIPS and retired $22 principal amount of our subordinated convertible debentures.

Loan Covenants and Compliance. As of September 30, 2009, we were in compliance with the covenants and other provisions of our ABL facility, the senior notes, the subordinated convertible debentures and our accounts receivables securitization facility. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

The only financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio in the ABL facility. Both of these covenants “sprung off” on June 9, 2009 because our availability, as defined, had exceeded the necessary 20 percent threshold. Since the June 9, 2009 spring off date and through September 30, 2009, availability under the ABL facility has exceeded the 10 percent threshold and, as a result, these maintenance covenants were not applicable. Subject to certain limited exceptions specified in the credit agreement governing the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent.

Sources and Uses of Cash. During the nine months ended September 30, 2009, we (i) generated cash from operating activities of $353 and (ii) generated cash from the sale of rental equipment of $192. The balance of accounts receivable, net decreased $85, or 18.7 percent, as compared to December 31, 2008, primarily due to a decline in total revenues. We used cash during this period principally to (i) purchase rental equipment of $198, (ii) purchase other property and equipment of $34 and (iii) fund payments, net of proceeds, on debt of $224. During the nine months ended September 30, 2008, we (i) generated cash from operating activities of $571, (ii) generated cash from the sale of rental equipment of $190 and (iii) received proceeds, net of payments, on debt of $459. We used cash during this period principally to (i) purchase rental equipment of $590, (ii) purchase other property and equipment of $41, (iii) repurchase common stock of $603, and (iv) redeem our preferred stock of $257.

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

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$353	$571
Purchases of rental equipment	(198)	(590)
Purchases of non-rental equipment	(34)	(41)
Proceeds from sales of rental equipment	192	190
Proceeds from sales of non-rental equipment	11	7
Excess tax benefits from share-based payment arrangements	(2)	—

Free cash flow	$322	$137

Free cash flow generation for the nine months ended September 30, 2009 was $322, an increase of $185 as compared to free cash flow generation of $137 in the nine months ended September 30, 2008. The year-over-year increase in free cash flow was primarily the result of a $392 reduction in purchases of rental equipment, consistent with our strategy in this environment, partially offset by lower cash generated from operating activities.

Our credit ratings as of October 26, 2009 were as follows:

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

Certain Information Concerning Off-Balance Sheet Arrangements. We lease real estate and non-rental equipment under operating leases as a regular business activity. As part of some of our non-rental equipment operating leases, we guarantee that the value of the equipment at the end of the lease term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $17. Under current circumstances we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. In accordance with GAAP, this potential liability was not reflected on our balance sheet as of September 30, 2009 or December 31, 2008 as we believe that proceeds from the sale of the equipment under these operating leases would approximate the payment obligation.

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

Interest Rate Risk. As of September 30, 2009, we had an aggregate of $741 of indebtedness that bears interest at variable rates. As of September 30, 2009, the variable rate debt included $530 of borrowings under our ABL facility and $211 of borrowings under our accounts receivable securitization facility. The interest rates applicable to our variable rate debt on September 30, 2009 were (i) 3.0 percent for the ABL facility and (ii) 1.5 percent for the accounts receivable securitization facility. As of September 30, 2009, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $4 for each one percentage point increase in the interest rates applicable to our variable rate debt.

The amount of our variable rate indebtedness may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under our ABL facility and accounts receivable securitization facility.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2008 relative to the Company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. We had no outstanding foreign exchange contracts as of September 30, 2009. We do not engage in purchasing forward exchange contracts for speculative purposes.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2009. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the third quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 1, 2009 to July 31, 2009	472	$7.43
August 1, 2009 to August 31, 2009	375	$8.85
September 1, 2009 to September 30, 2009	3,279	$10.16

Total (1)	4,126

(1)	The shares were withheld by Holdings either to satisfy tax withholding obligations upon the vesting of restricted stock or restricted stock unit awards or to pay the exercise price upon the exercise of stock option or warrant grants. These shares were not acquired pursuant to any repurchase plan or program.

Item 5.	Other Information

The Company plans to hold its 2010 annual meeting of stockholders on Tuesday, May 11, 2010. A stockholder proposal for business to be brought before the 2010 annual meeting of stockholders will be acted upon only in the following circumstances:

•

if the proposal is to be included in next year’s proxy statement, pursuant to Rule 14a-8 under the Exchange Act, the proposal (meeting all the requirements set forth in the SEC’s rules and regulations) is received by our corporate secretary on or before December 31, 2009; or

•

if the proposal is not to be included in next year’s proxy statement, pursuant to our by-laws, a written proposal (meeting all other requirements set forth in our by-laws) is received by our corporate secretary by the close of business on February 10, 2010.

In addition, the stockholder proponent must appear in person at the 2010 annual meeting to present such proposal.

Proposals should be sent to United Rentals, Inc., Five Greenwich Office Park, Greenwich, Connecticut 06831, Attention: Corporate Secretary.

Item 6.	Exhibits

3(a)	Restated Certificate of Incorporation of United Rentals, Inc., dated March 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)

3(b)	By-laws of United Rentals, Inc., amended as of January 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on January 20, 2009)

10(ss)*†	Credit Agreement, dated June 9, 2008, among United Rentals, Inc., United Rentals (North America), Inc., certain of their subsidiaries, Bank of America, N.A., UBS Securities LLC, UBS AG Canada Branch, Wachovia Bank, National Association, Wachovia Capital Finance Corporation (Canada), Wells Fargo Foothill, LLC and the other lenders party thereto

10(uu)*	First Amendment dated as of October 20, 2009, to the Receivables Purchase Agreement, dated as of December 22, 2008 by and among United Rentals Receivables LLC II, United Rentals, Inc., Atlantic Asset Securitization LLC, Liberty Street Funding LLC, Calyon New York Branch, and The Bank Of Nova Scotia

12.1*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.
†	Certain information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2 of the Exchange Act. Omitted portions are indicated in this exhibit with ****.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated: October 28, 2009	By:	/S/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated: October 28, 2009	By:	/S/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller and Principal Accounting Officer