Form 10-K
period 2009-12-31
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2010-02-03
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No (registrant is not yet required to provide financial disclosure in an Interactive Data File format)

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

As of June 30, 2009 there were 60,128,333 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2009 was approximately $283 million, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $6.49.

As of February 1, 2010, there were 60,167,975 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United

Rentals, Inc.

This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.

Documents incorporated by reference: Portions of United Rentals, Inc.’s Proxy Statement related to the 2010 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before March 31, 2010, are incorporated by reference into Part III of this annual report.

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

Factors that could cause our actual results to differ materially from those projected include, but are not limited to, the following:

•

the depth and duration of the current economic downturn and ongoing decreases in North American construction and industrial activities, which have significantly affected revenues and, because many of our costs are fixed, our profitability, and which may further reduce demand and prices for our products and services through the first half of 2010 and perhaps beyond;

•	inability to benefit from government spending associated with stimulus-related construction projects;

•

our highly leveraged capital structure, which requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

•	noncompliance with financial or other covenants in our debt agreements, which could result in our lenders terminating our credit facilities and requiring us to repay outstanding borrowings;

•	inability to access the capital that our businesses or growth plans may require;

•	inability to manage credit risk adequately or to collect on contracts with a large number of customers;

•	the outcome or other potential consequences of regulatory matters and commercial litigation;

•	incurrence of additional expenses (including indemnification obligations) and other costs in connection with litigation, regulatory and investigatory matters;

•	increases in our maintenance and replacement costs as we age our fleet, and decreases in the residual value of our equipment;

•	inability to sell our new or used fleet in the amounts, or at the prices, we expect;

•	the possibility that companies we’ve acquired or may acquire could have undiscovered liabilities, may strain our management capabilities or may be difficult to integrate;

•	turnover in our management team and inability to attract and retain key personnel;

•	rates we can charge and time utilization we can achieve being less than anticipated;

•	costs we incur being more than anticipated, and the inability to realize expected savings in the amounts or time frames planned;

•	dependence on key suppliers to obtain equipment and other supplies for our business on acceptable terms;

•	competition from existing and new competitors;

•	disruptions in our information technology systems;

•	the costs of complying with environmental and safety regulations;

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

Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2010.

Item 1.	Business

General

United Rentals is the largest equipment rental company in the world and our network consists of 569 rental locations in the United States, Canada and Mexico. We offer approximately 3,000 classes of equipment for rent to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners, government entities and others. In 2009, we generated total revenues of $2.4 billion, including $1.8 billion of equipment rental revenue.

As of December 31, 2009, our fleet of rental equipment included approximately 220,000 units with a total original equipment cost (“OEC”), based on initial consideration paid, of $3.8 billion, compared with $4.1 billion at December 31, 2008. Our fleet age, which is calculated on a unit-weighted basis, was 42.4 months at December 31, 2009 compared with 39.2 months at December 31, 2008. The fleet includes:

•	General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment and material handling equipment;

•	Aerial work platforms, such as boom lifts and scissor lifts;

•	General tools and light equipment, such as pressure washers, water pumps, generators, heaters and power tools; and

•	Trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work.

In addition to renting equipment, we sell new and used equipment as well as related contractor supplies, parts and service.

Strategy

For the past several years, our strategy has focused on establishing a superior standard of customer service, particularly with larger accounts, while generating significant free cash flow and positioning the business to grow our earnings at higher margins. Three key elements of this strategy are: a consistent focus on our core rental business; the optimization of our rental fleet and branch network, both in terms of composition and management;

and greater efficiency with significant reductions in our operating costs. Although 2009 was challenging for both our company and the U.S. equipment rental industry, our 2009 achievements in pursuing this strategy included:

•	An increase in the proportion of our revenues that is derived from National Accounts from 21 percent in 2008 to 24 percent in 2009;

•	Full year free cash flow generation of $367 million in 2009, compared with $335 million in 2008;

•	Continued improvement in fleet management, including a record average $1.4 billion OEC of fleet per quarter transferred among branches to deploy it in areas of greater earning potential;

•	A reduction in our employee headcount from approximately 9,900 at December 31, 2008, to approximately 8,000 at December 31, 2009;

•	A reduction in our network of rental locations, from 628 branches at December 31, 2008, to 569 branches at December 31, 2009;

•

A year-over-year reduction in cost of rentals, excluding depreciation, of $227 million, or 20.0 percent, which partially offset the impact of lower equipment rental revenue in a weak construction environment;

•	A year-over-year reduction in selling, general and administrative expenses of $101 million, or 19.8 percent; and

•	An improvement in the gross margin on sales of contractor supplies to 26.4 percent for 2009, compared to 23.6 percent for 2008.

In 2010, we will continue to focus on optimizing our core rental business, strengthening our customer service capabilities, implementing disciplined cost controls, and generating free cash flow. Additionally, we will focus on:

•

Further increasing the proportion of our revenues that is derived from National Accounts and other large customers. To the extent we are successful at increasing the proportion of our revenues derived from National Accounts and other large customers and industrial accounts, we believe that over the long-term we can improve our equipment rental gross margins and overall profitability as these accounts tend to have higher utilization levels and can be serviced more cost effectively than transactional customers;

•

Accelerating our pursuit of opportunities in the industrial marketplace, where we believe our depth of resources and branch footprint give us a competitive advantage. Moreover, industrial equipment demand is subject to different cyclical pressures than construction demand, and is under-penetrated in terms of rental potential;

•	Leveraging technology and training to improve rental rate performance; and

•	Optimizing our field operations to improve sales force effectiveness.

Although the depth and duration of the current economic downturn has been more pronounced than previous recessions, we believe our strategy, coupled with our competitive advantages of size, disciplined purchasing power, industry experience, superior customer service capabilities and strong balance sheet, has positioned us to navigate the economic downturn in a manner that will strengthen our leadership position in a recovery and improve our returns to stockholders.

Industry Overview

We serve four principal end-markets in the North American equipment rental industry: commercial construction, infrastructure, industrial and residential. Based on an analysis of our charge customer’s Standard Industrial Classification, or SIC, codes, and as measured by our 2009 total revenues: Commercial construction rentals for the construction and remodeling of office, retail, lodging and healthcare and other commercial facilities, represent approximately 59 percent of our business; infrastructure rentals related to the building of public structures such as bridges, highways, power plants and airports, represent approximately 15 percent; industrial rentals to manufacturers, chemical companies, paper mills, railroads, ship builders, utilities and other industries represent approximately 18 percent; and residential rentals for the construction and renovation of homes represents about 8 percent of our business.

Given the relative significance of commercial construction to our overall revenues, our business is particularly sensitive to changes in activity in this end-market. According to the National Bureau of Economic Research, a recession in the United States began in December 2007 and, as a consequence, private non-residential (commercial) construction weakened throughout 2008 and 2009. The decline in our operating environment was exacerbated by the credit market crisis which began in late 2008 and the ongoing constraint this has placed on new project starts. Based on a consensus of leading national forecasts for non-residential construction activity, we expect commercial construction spending to decline further in 2010, albeit at a slower pace than in 2009.

Although there are significant near-term challenges that will suppress equipment rental demand through the first half of 2010 and perhaps beyond, we believe that the long-term growth prospects for the equipment rental industry in North America are favorable. Beyond the dynamics of an economic recovery, we believe that expansion will also be driven by the elevation of the industry’s profile, in particular for the larger equipment rental companies which have the geographic footprint necessary to service large national accounts, and end-markets that increasingly appreciate the many benefits of renting equipment rather than owning it. These benefits include:

•	Avoidance of large capital investments required for new equipment purchases;

•	Access to the right equipment for a particular job;

•	Elimination of many storage, maintenance, repair and transportation costs; and

•	Access to the latest equipment technologies and safety developments without the need for continuous investment.

Competitive Advantages

We believe that we benefit from the following competitive advantages:

Large and Diverse Rental Fleet. We manage our rental fleet, which is the largest and most comprehensive in the industry, utilizing a life-cycle approach that focuses on satisfying customer demand and optimizing utilization levels. Additionally, as part of this life-cycle approach, we closely monitor repairs and maintenance expense and can anticipate, based on our extensive experience with this type of equipment, the optimum time to dispose of an asset.

Our large and diverse fleet allows us to serve large customers that require substantial quantities and/or wide varieties of equipment. In addition, we believe our intense focus on serving national account and other large customers with a multi-regional presence should allow us to improve our performance and enhance our market leadership position.

Significant Purchasing Power. We purchase large amounts of equipment, contractor supplies and other items, which enables us to negotiate favorable pricing, warranty and other terms with our vendors.

National Account Program. Our national account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. We offer our national account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. Revenues from national account customers were approximately $565 million and $675 million in 2009 and 2008, respectively, and represented approximately 24 and 21 percent of our total revenues in 2009 and 2008, respectively. With our continued focus on large national accounts for 2010, we expect this percentage to increase over time.

Operating Efficiencies. We benefit from the following operating efficiencies:

•

Equipment Sharing Among Branches. We generally group our branches into districts of six to 12 locations that are in the same geographic area. Each branch within a region can access equipment located elsewhere in the region. This sharing increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. Additionally, fleet sharing allows us to be more disciplined with our capital spend.

•

National Call Center. We have a national call center in Tampa, Florida that handles all 1-800-UR-RENTS telephone calls without having to route them to individual branches. This provides us with the ability to provide a more uniform quality experience to customers, manage fleet sharing more effectively and free up branch employee time.

•

Consolidation of Common Functions. We reduce costs through the consolidation of functions that are common to our branches, such as accounts payable, payroll, benefits and risk management, information technology and credit and collection.

Strong Brand Recognition. As the largest equipment rental company in the United States, we have strong brand recognition, which helps us to attract new customers and build customer loyalty.

Geographic and Customer Diversity. We have 569 rental locations in 48 states, ten Canadian provinces and Mexico and serve customers that range from Fortune 500 companies to small businesses and homeowners. We believe that our geographic and customer diversity provide us with many advantages including:

•	enabling us to better serve national account customers with multiple locations;

•	helping us achieve favorable resale prices by allowing us to access used equipment resale markets across North America; and

•	reducing our dependence on any particular customer.

For additional financial information regarding our geographic diversity, see note 4 to our consolidated financial statements.

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

Employee Training Programs. We are dedicated to providing training and development opportunities to our employees. In 2009, our employees enhanced their skills through over 325,000 hours of training, including equipment-related training from our suppliers and online courses covering a variety of subjects.

Risk Management and Safety Programs. Our risk management department is staffed by experienced professionals directing the procurement of insurance, managing claims made against the company, and developing loss prevention programs to address workplace safety, driver safety and customer safety. The department’s primary focus is on the protection of the employees, assets and net income of the company, and protecting the company from liability for accidental loss.

Segment Information

We have two reportable segments–general rentals and trench safety, pump and power. Segment financial information is presented in note 4 to our consolidated financial statements. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment comprises seven geographic regions–the Southwest, Gulf, Northwest, Southeast, Midwest, East, and the Northeast Canada–as well as the Aerial West region and operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada.

Products and Services

Our principal products and services are described below.

Equipment Rental. We offer for rent approximately 3,000 classes of rental equipment on an hourly, daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; trench safety equipment; and general tools and light equipment. The unit-weighted age of our fleet was 42.4 months at December 31, 2009, compared to 39.2 months at December 31, 2008. Although we expect to age our fleet in 2010, we believe this decision is appropriate given our expectations for reduced construction activity through the first half of 2010 and perhaps beyond. Additionally, aging the fleet will allow us to generate greater cash flows than we otherwise would.

Sales of Rental Equipment. We routinely sell used rental equipment and invest in new equipment in order to manage repairs and maintenance costs, as well as the age, composition and size of our fleet. We also sell used equipment in response to customer demand for this equipment. The rate at which we replace used equipment with new equipment depends on a number of factors, including changing general economic conditions, growth opportunities, the market for used equipment, the age of the fleet and the need to adjust fleet composition to meet customer requirements as well as local demand.

We utilize many channels to sell used equipment: through our national sales force, which can access many resale markets across North America; at auction; through brokers; and directly to manufacturers. We also sell used equipment through our website, which includes an online database of used equipment available for sale. In addition, we hold United Rentals Certified Auctions on eBay to provide customers with another convenient online tool for purchasing used equipment.

New Equipment Sales. We sell equipment for many leading equipment manufacturers. The manufacturers that we represent and the brands that we carry include: Genie, JLG and Skyjack (aerial lifts); Multiquip, Wacker and Honda USA (compaction equipment, generators and pumps); Sullair (compressors); Skytrak and Lull (rough terrain reach forklifts); Takeuchi (skid-steer loaders); Terex (telehandlers); and DeWalt (generators). The type of new equipment that we sell varies by location.

Contractor Supplies Sales. We sell a variety of contractor supplies including construction consumables, tools, small equipment and safety supplies. Our target customers for contractor supplies are our existing rental customers.

Service and Other Revenues. We also offer repair, maintenance and rental protection services and sell parts for equipment that is owned by our customers. Our target customers for these types of ancillary services are our current rental customers as well as those who purchase both new and used equipment from our branches.

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

Customers

Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses and homeowners. In 2009, our largest customer accounted for less than one percent of our revenues and our top ten customers accounted for less than three percent of our revenues. Historically, over 90 percent of our business each year, as measured by revenues, has been generated from previous customers.

Our customer base varies by branch and is determined by several factors, including the equipment mix and marketing focus of the particular branch as well as the business composition of the local economy, including construction opportunities with different customers. Our customers include:

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

Sales Force. We have approximately 1,900 sales people, including approximately 1,000 outside sales representatives who frequently travel to customer jobsites and meet with customers, and approximately 900 inside sales people who work in our branches and at our national call center. Our sales people are responsible for calling on existing and potential customers as well as assisting our customers in planning for their equipment needs. We have ongoing programs for training our employees in sales and service skills and on strategies for maximizing the value of each transaction.

National Account Program. Our national account sales force is dedicated to establishing and expanding relationships with large customers, particularly those with a national or multi-regional presence. Our national account team, which consists of approximately 65 sales professionals and includes those who service governmental agencies, closely coordinates its efforts with the local sales force in each area.

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

Suppliers

Our strategic approach with respect to our suppliers is to maintain the minimum number of suppliers per category of equipment that can satisfy our anticipated volume and business requirements. This approach is designed to ensure the terms we negotiate are competitive and that there is sufficient product available to meet anticipated customer demand. We utilize a comprehensive selection process to determine our equipment vendors. We consider product capabilities and industry position, the terms being offered, product liability history and financial strength. We estimate that our largest supplier accounted for approximately 25 percent of our 2009 purchases of equipment, measured on a dollar basis, and that our 10 largest suppliers accounted for approximately 65 percent of such purchases. We believe we have sufficient alternative sources of supply available for each of our major equipment categories.

Information Technology Systems

In support of our rental business, we have information technology systems which facilitate rapid and informed decision-making and enable us to respond quickly to changing market conditions. Each branch is equipped with one or more workstations that are electronically linked to our other locations and to our IBM System i™ system located at our data center. Rental transactions can be entered at these workstations and processed on a real-time basis. Management, branch and call center personnel can access these systems 24 hours a day.

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

Our information technology systems and website are supported by our in-house group of information technology specialists working in conjunction with our strategic technology partners and service providers. This group trains our branch personnel; upgrades and customizes our systems; provides hardware and technology support; operates a support desk to assist branch and other personnel in the day-to-day use of the systems; extends the systems to newly acquired locations; and manages our website.

Leveraging information technology to achieve greater efficiencies and improve customer service is a critical element of our strategy. In 2009, we made the following investments in the area of technology:

•

Pricing Optimization: We piloted and commenced a company-wide rollout of new price optimization software. This new pricing system, which should be fully deployed to all of our branches in 2010, will include customer-centric pricing made available in the branch rental system as well as provided in real-time to our sales representatives in the field on their smartphones;

•

Field Automation Strategy and Technology: We piloted an asset tagging process using wifi handheld computers to barcode the rental assets in our branches. In 2010, we will pilot and begin a company-wide deployment of handheld GPS devices and route optimization and dispatching software for the delivery and pick-up of our equipment to improve service to our customers while operating more efficiently in our branches;

•

Voice over Internet Protocol (“VoIP”): We upgraded our voice communication systems to VoIP for our call centers, credit offices and a group of pilot branches, to better answer, transfer and route calls to provide improved customer service and internal collaboration;

•

Customer Service Scorecard: All of our branches utilize a customer service scorecard to improve and monitor their performance across five critical dimensions: service response time, on-time delivery, off-rent pick-up time, equipment availability and billing dispute resolution; and

•

Enterprise Data Warehouse: We implemented the first release of an enterprise data warehouse focused on supporting our customer service and sales force automation initiatives. Future releases in 2010 will target operations and financial management.

Each of these investments is aligned with our strategic focus on customer service and operational efficiencies.

We have a fully functional back-up facility designed to enable business continuity for our core rental and financial business systems in the event that our main computer facility becomes inoperative. This backup facility also allows us to perform system upgrades and maintenance without interfering with the normal ongoing operation of our information technology systems.

Competition

The U.S. equipment rental industry is highly fragmented and competitive. As the largest equipment rental company in the industry, we estimate that we have an approximate nine percent market share and that the four largest companies account for approximately 26 percent of industry revenue, based on 2008 revenues from construction and industrial equipment as measured by the American Rental Association (“ARA”). Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors which operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. Although these considerations benefit us in many ways, the fragmented nature of the industry, and our relatively small market share, adversely impact our ability to mitigate rate pressure, especially in a distressed economic environment like we are currently experiencing.

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

Employees

In connection with our ongoing efforts to reduce costs, and in anticipation of the challenging economic environment, we significantly reduced our employee headcount from approximately 10,900 at January 1, 2008 to approximately 9,900 at January 1, 2009 and approximately 8,000 at January 1, 2010. Of these, approximately 2,700 are salaried personnel and approximately 5,300 are hourly personnel. Collective bargaining agreements relating to 57 separate locations cover approximately 600 of our employees. We monitor employee satisfaction through ongoing surveys and we consider our relationship with our employees to be good.

Available Information

We make available on our Internet website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as our other SEC filings, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our website address is http://www.ur.com . The information contained on our website is not incorporated by reference in this document.

Item 1A.	Risk Factors

Our business, results of operations and financial condition are subject to numerous risks and uncertainties. In connection with any investment decision with respect to our securities, you should carefully consider the following risk factors, as well as the other information contained in this report and our other filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should any of these risks materialize, our business, results of operations, financial condition and future prospects could be negatively impacted, which in turn could affect the trading value of our securities.

The current economic downturn, and resulting decreases in North American construction and industrial activities, has adversely affected our revenues and operating results and may further decrease the demand for our equipment and the prices that we can charge.

Our rental equipment is used primarily in the non-residential construction industry, which is cyclical in nature. Trench safety, pump and power equipment is principally used in connection with construction and industrial activities. Weakness in our end markets, such as the decline in construction and industrial activity our industry has been experiencing as a result of the current economic environment, has led to a decrease in the demand for our equipment and the prices that we can charge and will likely lead to further decreases. Such decreases adversely affect our operating results by causing our revenues to decline and, because certain of our costs are fixed, our operating margins to be reduced.

The following factors, among others, may cause further weakness in our end markets, either temporarily or long-term:

•	the depth and duration of the current economic downturn and lack of availability of credit;

•	a decrease in expected levels of infrastructure spending, including lower than expected government funding for economic stimulus projects;

•	an increase in the cost of construction materials;

•	an increase in interest rates;

•	adverse weather conditions, which may temporarily affect a particular region; or

•	terrorism or hostilities involving the United States or Canada.

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

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors, which could adversely affect the trading value of our securities. These factors, in addition to general economic conditions, include:

•	seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

•	changes in the size of our rental fleet and/or in the rate at which we sell our used equipment;

•	changes in non-residential construction spending or government funding for infrastructure and other construction projects;

•	changes in demand for, or utilization of, our equipment or in the prices we charge due to changes in economic conditions, competition or other factors;

•	commodity price pressures and the resultant increase in the cost of fuel and steel to our equipment suppliers, which can result in increased equipment costs for us;

•	other cost fluctuations, such as costs for employee-related compensation and healthcare benefits;

•	labor shortages, work stoppages or other labor difficulties;

•	potential enactment of new legislation affecting our operations or labor relations;

•	completion of acquisitions, divestitures or recapitalizations;

•	increases in interest rates and related increases in our interest expense and our debt service obligations;

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

•	currency risks and other risks of international operations.

Our common stock price has fluctuated significantly and may continue to do so in the future.

Our common stock price has fluctuated significantly and may continue to do so in the future for a number of reasons, including:

•	announcements of developments related to our business;

•	market perceptions of the likelihood of our involvement in merger and acquisition activity;

•	variations in our revenues, gross margins, earnings or other financial results from investors’ expectations;

•	departure of key personnel;

•	purchases or sales of large blocks of our stock or transactions by insiders;

•	fluctuations in results of our operations and general conditions in the economy, our market, and the markets served by our customers;

•	investor perceptions of the equipment rental industry in general and our company in particular; and

•	the operating and stock performance of comparable companies or related industries.

In addition, prices in the stock market have been volatile over the past year. In many cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our common stock could fluctuate in the future without regard to our or our competitors’ operating performance.

Our substantial debt exposes us to various risks.

At December 31, 2009, our total indebtedness was approximately $3.1 billion, including $124 million of subordinated convertible debentures. Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

•	increase our vulnerability to adverse economic, industry or competitive developments;

•	require us to devote a substantial portion of our cash flow to debt service, reducing the funds available for other purposes or otherwise constraining our financial flexibility;

•

restrict our ability to move operating cash flows to Holdings (for example, the “restricted payment” basket capacity provided for in the indentures governing certain of URNA’s outstanding debt securities was fully depleted by our 2008 activity, including our fourth quarter 2008 goodwill impairment charge. As of December 31, 2009, URNA had no available basket capacity under the most restrictive of the restricted payment covenants in these indentures);

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

A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2009, we had $530 million of indebtedness that bears interest at variable rates. This amount represents 17 percent of our total indebtedness, including our subordinated convertible debentures. See Item 7A—Quantitative and Qualitative Disclosure About Market Risk for additional information related to interest rate risk.

Despite our current indebtedness levels, we may be able to incur substantially more debt and take other actions that could diminish our ability to make payments on our indebtedness when due, which could further exacerbate the risks associated with our substantial indebtedness.

Despite our current indebtedness levels, we may be able to incur substantially more additional indebtedness in the future. We will not be fully restricted under the terms of the indentures or agreements governing our indebtedness from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not prohibited by the terms of the indentures or agreements governing our indebtedness, any of which actions could have the effect of diminishing our ability to make payments on our indebtedness when due and further exacerbate the risks associated with our substantial indebtedness.

If we are unable to satisfy the financial and other covenants in our debt agreements, our lenders could elect to terminate the agreements and require us to repay the outstanding borrowings, or we could face other substantial costs.

Under the agreement governing our senior secured asset-based revolving credit facility (“ABL facility”), we are required, among other things, to satisfy certain financial tests relating to: (i) the fixed charge coverage ratio and (ii) the ratio of senior secured debt to adjusted EBITDA. Both of these covenants were suspended on June 9, 2009 because the availability, as defined in the agreement governing the ABL facility, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through December 31, 2009, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. If we are unable to satisfy any of the relevant covenants, the lenders could elect to terminate the ABL facility, accounts receivable securitization facility and/or other agreements governing our debt and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the ABL facility, accounts receivable securitization facility and/or the other agreements governing our debt, we would likely not have sufficient liquidity for our business needs and would be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity to service our debt and fund our operations.

In addition to financial covenants, we are subject to various other covenants in the ABL facility, accounts receivable securitization facility, and in the other agreements governing our debt. In addition to the risks with respect to covenant non-compliance, compliance with covenants may restrict our ability to conduct our operations. For instance, these covenants limit or prohibit, among other things, our ability to incur additional indebtedness, make prepayments of certain indebtedness, pay dividends, repurchase common stock, make investments, create liens, make acquisitions, sell assets and engage in mergers and acquisitions. These covenants could adversely affect our operating results by significantly limiting our operating and financial flexibility.

If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business.

If the cash that we generate from our business, together with cash that we may borrow under the ABL facility and accounts receivable securitization facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. However, we may not succeed in obtaining the requisite additional financing on terms that are satisfactory to us or at all. We may not be able to obtain additional debt financing as a result of prevailing interest rates or other factors, including the presence of covenants or other restrictions under the ABL facility and/or other agreements governing our debt and the depth and duration of the current economic downturn. In the event we seek to obtain equity financing, our stockholders may experience dilution as a result of the issuance of additional equity securities. This dilution may be significant depending upon the amount of equity securities that we issue and the prices at which we issue such securities. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment, growth plans and refinancing existing indebtedness.

We have a holding company structure and we will depend in part on distributions from our subsidiaries in order to pay amounts due on our indebtedness. Certain provisions of law or contractual restrictions could limit distributions from our subsidiaries.

We derive substantially all of our operating income from, and hold substantially all of our assets through, our subsidiaries. The effect of this structure is that we will depend in part on the earnings of our subsidiaries, and the payment or other distribution to us of these earnings, in order to meet our obligations under our outstanding debt. Provisions of law, such as those requiring that dividends be paid only from surplus, could limit the ability of our subsidiaries to make payments or other distributions to us. Furthermore, these subsidiaries could in certain circumstances agree to contractual restrictions on their ability to make distributions.

We are subject to certain ongoing class action and derivative lawsuits, which could adversely affect our liquidity and results of operations.

Multiple purported class action and derivative lawsuits have been filed against the Company, as described in greater detail under Item 3—Legal Proceedings. These include three complaints that were filed following our November 14, 2007 announcement that affiliates of Cerberus Capital Management, L.P. (“Cerberus”) had notified us that they were not prepared to proceed with the purchase of the Company on the terms set forth in the merger agreement entered into with such persons. These complaints have been consolidated. The second consolidated amended complaint in this action alleges, among other things, that certain of the Company’s filings with the SEC, including proxy materials in connection with the special meeting of stockholders, and other public statements contained false and misleading statements and/or material omissions relating to the contemplated merger with affiliates of Cerberus. Each action asserts claims under Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rules 10b-5 and 14a-9 thereunder and, in the case of the individual defendants, Section 20(a) of the Exchange Act. The second consolidated amended complaint seeks unspecified compensatory damages, costs, expenses and fees. On August 24, 2009, the Court granted defendants’ motion to dismiss the second consolidated amended complaint with prejudice and entered a judgment in favor of defendants. On September 22, 2009, lead plaintiffs filed a notice of appeal from the judgment dismissing the consolidated actions. We can give no assurances as to the outcome of these proceedings or any other stockholder lawsuit pending against the Company and, if we do not prevail, we may be required to pay substantial damages or settlement amounts. Further, regardless of the outcome, we may incur significant defense and indemnification costs, and the time and attention of our management may be diverted from normal business operations. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments, to the extent not covered, advanced or timely reimbursed by insurance, could materially and adversely affect our liquidity and results of operations.

As previously reported, in May 2009, we settled certain purported class action lawsuits that were filed following our August 2004 announcement of an SEC inquiry into the Company’s historical accounting practices, and the litigation was dismissed with prejudice, pursuant to a stipulation of settlement. We received a letter from counsel for an alleged stockholder, which demands, among other things, that we investigate the agreement of our board of directors to settle this action. While, upon the recommendation of a new committee of independent directors, our board determined that it would not be in the best interests of the Company to take further action at this time, we cannot predict whether the relevant stockholder will pursue this matter further.

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

We establish and regularly evaluate our loss reserves to address business operations claims, or portions thereof, not covered by our insurance policies. To the extent that we are found liable for any significant claim or claims that exceed our established levels of reserves, that cause us to significantly increase such reserves or that are not otherwise covered by insurance, our liquidity and operating results could be materially and adversely affected. In addition, the purported class action and derivative lawsuits against us, and our indemnification costs associated with such matters, may not be fully reimbursable or covered by insurance. It is also possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms or at all.

We have made numerous acquisitions in the past, which entail certain risks, as do any growth initiatives, including additional acquisitions or consolidations, that we may make in the future.

We have historically achieved a substantial portion of our growth through acquisitions. Although we have not made many acquisitions in recent years, we are always open to considering potential acquisitions on a selective basis. From time-to-time we have also approached, or been approached, to explore consolidation opportunities with other public companies or large privately-held companies.

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

We would expect to pay for any future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient in any instance, we would expect to need additional debt or equity financing, which involves its own risks, such as the dilutive effect on shares held by our stockholders if we financed acquisitions by issuing convertible debt or equity securities.

We have also spent resources and efforts, apart from acquisitions, in attempting to enhance our rental business over the past few years. These efforts place strains on our management and other personnel time and resources, and require timely and continued investment in facilities, personnel and financial and management systems and controls. We may not be successful in implementing all of the processes that are necessary to support any of our growth initiatives, which could result in our expenses increasing disproportionately to our incremental revenues, causing our operating margins and profitability to be adversely affected.

Our rights plan and charter provisions, as well as other factors, may affect the likelihood of a takeover or change of control of the Company.

We have in place a stockholders’ rights plan and certain charter provisions, such as the inability for stockholders to act by written consent, that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company that are not approved by our board, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices. As previously reported, on October 16, 2008, we amended our rights plan to reduce the beneficial ownership threshold required to trigger rights under the plan from a 25 percent ownership interest to a 15 percent ownership interest. We are also subject to Section 203 of the Delaware General Corporation Law, which under certain circumstances restricts the ability of a publicly held Delaware corporation to engage in a business combination, such as a merger or sale of assets, with any stockholder that, together with affiliates, owns 15 percent or more of the corporation’s outstanding voting stock, which similarly could prohibit or delay the accomplishment of a change of control transaction. In addition, under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders to terminate the ABL facility and require us to repay outstanding borrowings. A change of control (as defined in the applicable agreement) is also a termination event under our accounts receivable securitization facility and generally would require us to offer to repurchase our outstanding senior and senior subordinated notes. As a result, the provisions of the agreements governing our debt also may affect the likelihood of a takeover or other change of control.

Turnover of members of our management and our ability to attract and retain key personnel may affect our ability to efficiently manage our business and execute our strategy.

Our success is dependent, in part, on the experience and skills of our management team, and competition in our industry and the business world generally for top management talent is significant. Although we believe we generally have competitive pay packages, we can provide no assurance that our efforts to attract and retain senior management staff will be successful. Moreover, given the volatility in our stock price, it may be more difficult and expensive to recruit and retain employees, particularly senior management, through grants of stock or stock options. This in turn could place greater pressure on the Company to increase the cash component of its compensation packages, which may adversely affect our operating results. If we are unable to fill and keep filled all of our senior management positions, or if we lose the services of any key member of our senior management team and are unable to find a suitable replacement in a timely fashion, we may be challenged to effectively manage our business and execute our strategy.

Our operational and cost reduction strategies may not generate the improvements and efficiencies we expect.

We are pursuing a strategy of analyzing and optimizing our field operations in order to improve sales force effectiveness, and to focus our sales force’s efforts on increasing revenues from our national account customers and from other large customers. We are also continuing to pursue an earlier-started overall cost reduction program, which achieved substantial cost savings in 2009. The extent to which these strategies will achieve our desired efficiencies and goals in 2010 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these strategies in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and there may be unforeseen productivity, revenue or other consequences resulting from our strategies that will adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving desired profitability, margins or returns to stockholders.

We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.

We have achieved significant cost savings through our centralization of equipment and, more recently, non-equipment purchases. However, as a result, we depend on and are exposed to the credit risk of a group of key suppliers. While we make every effort to evaluate our counterparties prior to entering into long-term and other significant procurement contracts, we cannot predict the impact on our suppliers of the current economic environment and other developments in their respective businesses. Insolvency, financial difficulties or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to the Company or may force them to seek to renegotiate existing contracts with us. Although we believe we have alternative sources of supply for the equipment and other supplies used in our business, termination of our relationship with any of our key suppliers could have a material adverse effect on our business, financial condition or results of operations in the unlikely event that we were unable to obtain adequate equipment or supplies from other sources in a timely manner or at all.

Our industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we can charge.

The equipment rental industry is highly fragmented and competitive. Our competitors include small, independent businesses with one or two rental locations, regional competitors which operate in one or more states, public companies or divisions of public companies, and equipment vendors and dealers who both sell and rent equipment directly to customers. We may in the future encounter increased competition from our existing competitors or from new companies. Competitive pressures could adversely affect our revenues and operating results by, among other things, further decreasing our rental volumes, further depressing the prices that we can charge or increasing our costs to retain employees.

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

Our over 480 branch locations in the United States are located in 48 different states, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory and contractual requirements we face as a government contractor. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and generally otherwise impact our operations in adverse ways.

Labor disputes could disrupt our ability to serve our customers and/or lead to higher labor costs.

We currently have approximately 600 employees who are represented by unions and covered by collective bargaining agreements and approximately 7,400 employees who are not represented by unions. Various unions periodically seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility. In addition, proposed federal legislation would make it easier for unions to organize by requiring employers to recognize unions based on card check authorization rather than by secret ballot election, and would impose arbitration to settle first-time collective bargaining agreements if the parties have not reached agreement within 120 days of recognition. The enactment of such legislation could significantly increase labor costs in ways that are difficult to predict.

Fluctuations in fuel costs or reduced supplies of fuel could harm our business.

We believe that one of our competitive advantages is the mobility of our fleet. Accordingly, we could be adversely affected by limitations on fuel supplies or significant increases in fuel prices that result in higher costs to us of transporting equipment from one branch to another branch. Although we have used, and may continue to use, futures contracts to hedge against rising and/or declining fuel prices, a significant or protracted price fluctuation or disruption of fuel supplies could have a material adverse effect on our financial condition and results of operations.

If our maintenance and equipment replacement costs increase as our rental fleet ages and we are unable to pass along such costs, our earnings will decrease.

As we age our fleet of rental equipment, which we expect to do in 2010, the cost of maintaining such equipment, if not replaced within a certain period of time, may increase. Any increases in such costs will cause our earnings to decrease. In addition, the cost of the new equipment we use in our rental fleet may increase and therefore we may spend more for replacement equipment. Any such cost increases are due primarily to increased material costs, including increases in the cost of steel, which is a primary material used in most of the equipment we use, and increases in the cost of fuel, which is used in the manufacturing process and in delivering equipment to us. Any such cost increases could materially and adversely impact our business, financial condition and results of operations.

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

We include in income from operations the difference between the sales price and the depreciated value of an item of equipment sold. Changes in our assumptions regarding depreciation could change our depreciation expense, as well as the gain or loss realized upon disposal of equipment. Sales of our used rental equipment at prices that fall significantly below our projections and/or in lesser quantities than we anticipate will have a negative impact on our results of operations and cash flows.

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

As of January 1, 2010, we operated 569 rental locations. Of these locations, 485 are in the United States, 83 are in Canada and one is in Mexico. The number of locations in each state or province is shown in the table below, as well as the number of locations that are in our general rentals (GR) and trench safety, pump and power (TPP) segments.

United States

• Alabama (GR 7)	• Louisiana (GR 5, TPP 2)	• North Dakota (GR 3)

• Alaska (GR 5)	• Maine (GR 2)	• Ohio (GR 11, TPP 3)

• Arizona (GR 10, TPP 3)	• Maryland (GR 9, TPP 2)	• Oklahoma (GR 3, TPP 1)

• Arkansas (GR 3, TPP 1)	• Massachusetts (GR 7, TPP 2)	• Oregon (GR 10, TPP 1)

• California (GR 57, TPP 13)	• Michigan (GR 5)	• Pennsylvania (GR 11)

• Colorado (GR 11, TPP 1)	• Minnesota (GR 6, TPP 1)	• Rhode Island (GR 1)

• Connecticut (GR 9, TPP 1)	• Mississippi (GR 2)	• South Carolina (GR 8)

• Delaware (GR 3)	• Missouri (GR 7, TPP 3)	• South Dakota (GR 2)

• Florida (GR 23, TPP 8)	• Montana (GR 1)	• Tennessee (GR 9)

• Georgia (GR 17, TPP 2)	• Nebraska (GR 3, TPP 1)	• Texas (GR 42, TPP 9)

• Idaho (GR 2)	• Nevada (GR 5, TPP 3)	• Utah (GR 5, TPP 1)

• Illinois (GR 5, TPP 2)	• New Hampshire (GR 3)	• Virginia (GR 13, TPP 1)

• Indiana (GR 11, TPP 1)	• New Jersey (GR 8, TPP 3)	• Washington (GR 19, TPP 4)

• Iowa (GR 6, TPP 1)	• New Mexico (GR 4)	• West Virginia (GR 2)

• Kansas (GR 2)	• New York (GR 16)	• Wisconsin (GR 4)

• Kentucky (GR 3)	• North Carolina (GR 14)	• Wyoming (GR 1)

Canada	Mexico

• Alberta (GR 8)	• Nuevo Leon (GR 1)

• British Columbia (GR 15, TPP 1)

• Manitoba (GR 3)

• New Brunswick (GR 7)

• Newfoundland (GR 6)

• Nova Scotia (GR 5)

• Ontario (GR 28)

• Prince Edward Island (GR 1)

• Quebec (GR 8)

• Saskatchewan (GR 1)

Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 130 of our branch locations and lease the other branch locations. We also lease or own other premises used for purposes such as district and regional offices and service centers.

We have a fleet of approximately 5,100 vehicles. These vehicles are used for delivery, maintenance, management and sales functions. Approximately 85 percent of this fleet is leased and the balance is owned.

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

	High	Low
2009:
First Quarter	$9.50	$2.52
Second Quarter	6.90	3.99
Third Quarter	11.32	5.19
Fourth Quarter	11.53	8.61

2008:
First Quarter	$20.50	$14.83
Second Quarter	22.74	17.53
Third Quarter	22.59	13.79
Fourth Quarter	15.52	4.32

As of January 1, 2010, there were approximately 113 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”

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

Purchases of Equity Securities by the Issuer

The following table provides information about acquisitions of Holdings’ common stock by Holdings during the fourth quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1, 2009 to October 31, 2009	6,261	$9.86
November 1, 2009 to November 30, 2009	625	9.24
December 1, 2009 to December 31, 2009	4,194	9.30

Total (1)	11,080

(1)	The shares were withheld by Holdings either to satisfy tax withholding obligations upon the vesting of restricted stock or restricted stock unit awards or to pay the exercise price upon the exercise of stock option or warrant grants. These shares were not acquired pursuant to any open market repurchase plan or program.

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data

The following selected financial data reflects the results of operations and balance sheet data as of and for the years ended December 31, 2005 to 2009. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report. In December 2006, we entered into a definitive agreement to sell our traffic control business and, as a result, the operations of our traffic control business are reflected as a discontinued operation for all periods presented. The financial information presented may not be indicative of our future performance.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except per share data)
Income statement data:
Total revenues	$2,358	$3,267	$3,715	$3,627	$3,276
Total cost of revenues	1,748	2,149	2,405	2,335	2,160
Gross profit	610	1,118	1,310	1,292	1,116
Selling, general and administrative expenses	408	509	598	617	554
Restructuring charge	31	20	—	—	—
Charge related to settlement of SEC inquiry	—	14	—	—	—
Goodwill impairment charge	—	1,147	—	—	—
Non-rental depreciation and amortization	57	58	54	50	38
Operating income (loss)	114	(630)	658	625	524
Interest expense, net	226	174	187	208	181
Interest expense-subordinated convertible debentures, net	(4)	9	9	13	14
Other (income) expense, net	(1)	—	(116)	(1)	(2)
(Loss) income from continuing operations before (benefit) provision for income taxes	(107)	(813)	578	405	331
(Benefit) provision for income taxes	(47)	(109)	215	156	129
(Loss) income from continuing operations	(60)	(704)	363	249	202
Loss from discontinued operation, net of taxes	(2)	—	(1)	(25)	(15)
Net (loss) income	(62)	(704)	362	224	187
Preferred stock redemption charge	—	(239)	—	—	—
Net (loss) income available to common stockholders	(62)	(943)	369	234	198
Basic (loss) earnings per share:
(Loss) income from continuing operations (inclusive of preferred stock redemption charge)	$(0.98)	$(12.62)	$3.61	$2.58	$2.13
Loss from discontinued operation	(0.04)	—	(0.01)	(0.26)	(0.16)

Net (loss) income	$(1.02)	$(12.62)	$3.60	$2.32	$1.97

Diluted (loss) earnings per share:
(Loss) income from continuing operations (inclusive of preferred stock redemption charge)	$(0.98)	$(12.62)	$3.26	$2.28	$1.93
Loss from discontinued operation	(0.04)	—	(0.01)	(0.22)	(0.13)

Net (loss) income	$(1.02)	$(12.62)	$3.25	$2.06	$1.80

	December 31,
	2009	2008	2007	2006	2005
	(in millions)
Balance sheet data:
Total assets	$3,859	$4,191	$5,842	$5,366	$5,470
Debt	2,951	3,199	2,570	2,556	2,930
Subordinated convertible debentures	124	146	146	146	222
Stockholders’ (deficit) equity	(19)	(29)	2,018	1,538	1,229

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share data and unless otherwise indicated)

Executive Overview

We are the largest equipment rental company in the world with an integrated network of 569 rental locations in the United States, Canada and Mexico. Although the equipment rental industry is highly fragmented and diverse, we believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services as well as with newer and better maintained equipment, and greater flexibility to transfer equipment among branches.

We offer approximately 3,000 classes of equipment for rent to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners, government entities and others. Our revenues are derived from the following sources: equipment rentals, sales of used rental equipment, sales of new equipment, contractor supplies sales and service and other. In 2009, equipment rental revenues represented 78 percent of our total revenues.

As expected, and consistent with the recent decline in non-residential construction activity, 2009 was challenging for both our company and the U.S. equipment rental industry. In particular, and as discussed elsewhere in this report, because of this environment, we have experienced deterioration in the prices we charge our customers (“rental rates”), the utilization of our equipment, and the gross margins we realize from the sale of used equipment. As a consequence, our revenues and profitability have deteriorated. In anticipation of these challenges, however, we have developed and executed a strategy that we believe has positioned us to weather the economic downturn and will enable us to improve our returns to stockholders once economic conditions improve.

For the past several years, our strategy has focused on establishing a superior standard of customer service, particularly with larger accounts, while generating significant free cash flow and positioning the business to grow our earnings at higher margins. Three key elements of this strategy are: a consistent focus on our core rental business; the optimization of our rental fleet and branch network, both in terms of composition and management; and greater efficiency with significant reductions in our operating costs. Although 2009 was challenging for both our company and the U.S. equipment rental industry, our 2009 achievements in pursuing this strategy included:

•	An increase in the proportion of our revenues that is derived from National Accounts from 21 percent in 2008 to 24 percent in 2009;

•	Full year free cash flow generation of $367 million in 2009, compared with $335 million in 2008;

•	Continued improvement in fleet management, including a record average $1.4 billion OEC of fleet per quarter transferred among branches to deploy it in areas of greater earning potential;

•	A reduction in our employee headcount from approximately 9,900 at December 31, 2008, to approximately 8,000 at December 31, 2009;

•	A reduction in our network of rental locations, from 628 branches at December 31, 2008, to 569 branches at December 31, 2009;

•	A year-over-year reduction in cost of rentals, excluding depreciation, of $227, or 20.0 percent, which partially offset the impact of lower equipment rental revenue in a weak construction environment;

•	A year-over-year reduction in selling, general and administrative expenses of $101, or 19.8 percent; and

•	An improvement in the gross margin on sales of contractor supplies to 26.4 percent for 2009, compared to 23.6 percent for 2008.

In 2010, we will continue to focus on optimizing our core rental business, strengthening our customer service capabilities, implementing disciplined cost controls, and generating free cash flow. Additionally, we will focus on:

•

Further increasing the proportion of our revenues that is derived from National Accounts and other large customers. To the extent we are successful at increasing the proportion of our revenues derived from National Accounts and other large customers and industrial accounts, we believe that over the long-term we can improve our equipment rental gross margins and overall profitability as these accounts tend to have higher utilization levels and can be serviced more cost effectively than transactional customers;

•

Accelerating our pursuit of opportunities in the industrial marketplace, where we believe our depth of resources and branch footprint give us a competitive advantage. Moreover, industrial equipment demand is subject to different cyclical pressures than construction demand, and is under-penetrated in terms of rental potential;

•	Leveraging technology and training to improve rental rate performance; and

•	Optimizing our field operations to improve sales force effectiveness.

Although the depth and duration of the current economic downturn has been more pronounced than previous recessions, we believe our strategy, coupled with our competitive advantages of size, disciplined purchasing power, industry experience, superior customer service capabilities and strong balance sheet, has positioned us to navigate the economic downturn in a manner that will strengthen our leadership position in a recovery and improve our returns to stockholders.

As discussed in note 13 to our consolidated financial statements and elsewhere in this report, the Company is subject to certain ongoing class action and derivative lawsuits. We cannot predict the outcome of these matters, and we have not accrued any amounts related to their ultimate disposition. Any liabilities resulting from an adverse judgment or settlement of these matters may be material to our results of operations and cash flows during the period incurred. Other costs associated with the SEC inquiry, the U.S. Attorney’s office inquiry and the class action and derivative suits, including reimbursement of attorneys’ fees incurred by indemnified officers and directors, are expensed as incurred.

Financial Overview

Despite the challenges posed by an extremely weak economy and the credit market crisis, we succeeded in taking a number of positive actions in 2009 related to our capital structure, and have substantively improved our financial flexibility and liquidity. These actions include:

•	In June 2009, United Rentals North America (“URNA”) issued $500 aggregate principal amount of 10 7/8 percent Senior Notes, which are due June 15, 2016, and received net proceeds of $471.

•	In November 2009, URNA issued $500 aggregate principal amount of 9 1/4 percent Senior Notes (the “9 1/4 percent Notes”), which are due December 15, 2019, and received net proceeds of $480.

•

In November 2009, contemporaneous with the issuance of the 9 1/4 percent Notes, we issued $173 aggregate principal amount of 4 percent Convertible Senior Notes, which are due November 15, 2015, and received net proceeds of $167.

As discussed elsewhere in this report, proceeds from these offerings, as well as cash on hand, were used to repurchase a portion of our outstanding 6 1/2 percent Senior Notes due 2012 as well as our remaining 14 percent Senior Notes due 2014. These actions have improved our debt maturity profile and positioned us to invest the necessary capital in our business to take advantages of opportunities in an economic recovery.

(Loss) income from continuing operations. (Loss) income from continuing operations and diluted (loss) earnings per share from continuing operations for each of the three years in the period ended December 31, 2009 were as follows:

	Year Ended December 31,
	2009	2008	2007
(Loss) income from continuing operations	$(60)	$(704)	$363
Diluted (loss) earnings per share from continuing operations (inclusive of preferred stock redemption charge)	$(0.98)	$(12.62)	$3.26

(Loss) income from continuing operations and diluted (loss) earnings per share from continuing operations for each of the three years in the period ended December 31, 2009 include the impacts of the following special items (amounts presented on an after-tax basis):

	Year Ended December 31,
	2009		2008		2007
	(Loss) income from continuing operations	Diluted (loss) earnings per share from continuing operations	(Loss) income from continuing operations	Diluted (loss) earnings per share from continuing operations	Income from continuing operations	Diluted earnings per share from continuing operations
Restructuring charge (1)	$(19)	$(0.29)	$(12)	$(0.17)	$—	$—
Goodwill impairment charge (2)	—	—	(911)	(12.19)	—	—
Gains on repurchase/retirement of debt securities and subordinated convertible debentures	12	0.19	24	0.32	—	—
Asset impairment charge (3)	(8)	(0.12)	(5)	(0.06)	—	—
Charge related to settlement of SEC inquiry	—	—	(14)	(0.19)	—	—
Preferred stock redemption charge (4)	—	—	—	(3.19)	—	—
Foreign tax credit valuation allowance and other (5)	—	—	(8)	(0.10)	—	—
Merger termination benefit (6)	—	—	—	—	57	0.50
Foreign currency transaction gain (7)	—	—	—	—	11	0.10

(1)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.
(2)	As discussed below (see “Goodwill impairment charge”), we recognized a non-cash goodwill impairment charge in the fourth quarter of 2008 related to certain reporting units within our general rentals segment. The charge reflected the challenges of the construction cycle, as well as the broader economic and credit environment. Substantially all of the impairment charge relates to goodwill arising out of acquisitions made between 1997 and 2000.
(3)	As discussed in note 5 to our consolidated financial statements, this non-cash charge primarily relates to the impact of impairing certain rental equipment and leasehold improvement write-offs.
(4)	This charge, which relates to the June 2008 repurchase of our Series C and Series D Preferred Stock, reduces income available to common stockholders for earnings per share purposes, but does not affect net income (loss).
(5)	Primarily relates to the establishment of a valuation allowance related to certain foreign tax credits that, as a result of the preferred stock redemption, were no longer expected to be realized.

(6)	Relates to a break-up fee, net of related transaction costs, we received following the termination of our merger agreement with certain affiliates of Cerberus Capital Management, L.P.
(7)	Reflects net foreign currency transaction gains recognized relating to intercompany transactions primarily between our Canadian subsidiary, whose functional currency is the Canadian dollar, and our U.S. subsidiaries, whose functional currency is the U.S. dollar.

In addition to the matters discussed above, our 2009 performance reflects lower gross profit from equipment rental revenues and from the sale of rental equipment in a very challenging construction environment, partially offset by savings realized from our ongoing initiatives to reduce operating costs.

EBITDA GAAP Reconciliation. EBITDA represents the sum of net (loss) income, loss from discontinued operation, net of taxes, (benefit) provision for income taxes, interest expense, net, interest expense-subordinated convertible debentures, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus (i) the sum of the restructuring charge, the charge related to the settlement of the SEC inquiry, the goodwill impairment charge and stock compensation expense, net, less (ii) the sum of the merger termination benefit and the foreign currency transaction gain. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under U.S. generally accepted accounting principles (“GAAP”) and the accompanying reconciliation, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income (loss) or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between net income (loss) and EBITDA and adjusted EBITDA.

	Year Ended December 31,
	2009	2008	2007
Net (loss) income	$(62)	$(704)	$362
Loss from discontinued operation, net of taxes	2	—	1
(Benefit) provision for income taxes	(47)	(109)	215
Interest expense, net	226	174	187
Interest expense—subordinated convertible debentures, net	(4)	9	9
Depreciation of rental equipment	417	455	437
Non-rental depreciation and amortization	57	58	54

EBITDA	589	(117)	1,265

Restructuring charge (1)	31	20	—
Charge related to settlement of SEC inquiry	—	14	—
Goodwill impairment charge (2)	—	1,147	—
Merger termination benefit (3)	—	—	(91)
Foreign currency transaction gain (4)	—	—	(17)
Stock compensation expense, net (5)	8	6	15

Adjusted EBITDA	$628	$1,070	$1,172

(1)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.
(2)

As discussed below (see “Goodwill impairment charge”), we recognized a non-cash goodwill impairment charge in the fourth quarter of 2008 related to certain reporting units within our general rentals segment. The charge reflected the challenges of the construction cycle, as well as the broader economic and credit environment. Substantially all of the impairment charge relates to goodwill arising out of acquisitions made between 1997 and 2000.

(3)	Relates to a break-up fee, net of related transaction costs, we received following the termination of our merger agreement with certain affiliates of Cerberus Capital Management, L.P.
(4)	Reflects net foreign currency transaction gains recognized relating to intercompany transactions primarily between our Canadian subsidiary, whose functional currency is the Canadian dollar, and our U.S. subsidiaries, whose functional currency is the U.S. dollar.
(5)	Represents non-cash, share-based payments associated with the granting of equity instruments.

For the year ended December 31, 2009, EBITDA increased $706 primarily reflecting the absence of the $1,147 non-cash goodwill impairment charge recognized in the fourth quarter of 2008 related to certain reporting units within our general rentals segment. Excluding the impact of the 2008 goodwill impairment charge, the 2009 EBITDA decline reflects lower equipment rental gross profit due to the softening construction environment, lower new and used equipment sales and reduced sales of contractor supplies, consistent with our strategy to focus on the higher margin core rental business. On an adjusted basis, our EBITDA declined $442, or 41.3 percent, and our EBITDA margin decreased by 6.2 percentage points to 26.6 percent, also reflecting lower equipment rental gross profit and reduced revenues from our other lines of business.

For the year ended December 31, 2008, EBITDA decreased $1,382 primarily due to the $1,147 non-cash goodwill impairment charge recognized in the fourth quarter of 2008 related to certain reporting units within our general rentals segment, and the absence of the $91 merger termination benefit that enhanced our 2007 results. The EBITDA decline also reflects lower equipment rental gross profit due to the softening construction environment, reduced sales of contractor supplies, consistent with our strategy to focus on the higher margin core rental business, and lower new and used equipment sales. On an adjusted basis, our EBITDA declined $102, or 8.7 percent, also reflecting lower equipment rental gross profit and reduced revenues from our other lines of business. We were able to partially offset the impact of these factors with savings realized from our ongoing initiatives to reduce operating costs and, as a result, improved our adjusted EBITDA margin by 1.3 percentage points to 32.8 percent.

Revenues. Revenues for each of the three years in the period ended December 31, 2009 were as follows:

	Year Ended December 31,			Percent Change
	2009	2008	2007	2009	2008
Equipment rentals	$1,830	$2,496	$2,652	(26.7)	(5.9)
Sales of rental equipment	229	264	319	(13.3)	(17.2)
Sales of new equipment	86	179	230	(52.0)	(22.2)
Contractor supplies sales	121	212	378	(42.9)	(43.9)
Service and other revenue	92	116	136	(20.7)	(14.7)

Total revenues	$2,358	$3,267	$3,715	(27.8)	(12.1)

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

2009 total revenues of $2.4 billion decreased 27.8 percent, compared with total revenues of $3.3 billion in 2008. The decrease primarily reflects a 26.7 percent decrease in equipment rental revenue, a 52.0 percent decline in new equipment sales, a 42.9 percent decline in contractor supplies sales, and a 13.3 percent decline in used equipment sales. The decrease in equipment rental revenue reflects an 11.8 percent decrease in rental rates and a 2.9 percentage point decrease in time utilization on a smaller fleet. The decline in new equipment sales reflects volume declines. The decline in contractor supplies sales reflects a reduction in the volume of supplies sold, consistent with a weak construction environment, partially offset by improved pricing and product mix driven by our continued focus on higher margin products. The decline in used equipment sales primarily reflects lower pricing due to general softness in the used equipment market and an increased proportion of used equipment sold through the auction channel, partially offset by a higher number of units sold. In 2010, based on our analysis of industry forecasts and with consideration given to the broader economic and credit environment, we expect our total revenues to decline further, albeit at a slower rate than we experienced in 2009.

2008 total revenues of $3.3 billion decreased 12.1 percent, compared with total revenues of $3.7 billion in 2007. The decrease primarily reflects a 5.9 percent decrease in equipment rental revenue, a 43.9 percent decline in contractor supplies sales, a 17.2 percent decline in used equipment sales, and a 22.2 percent decline in new equipment sales. The decrease in equipment rental revenue reflects a 3.1 percent decline in rental rates and a 0.4 percentage point decrease in time utilization. The decline in contractor supplies sales reflects the strategic shift we began in the second half of 2007 to reposition our contractor supplies business as a complementary offering to our core rental business. The decline in used equipment sales primarily reflects volume declines as we focus on selling older assets, in line with our life-cycle management strategy. The decline in new equipment sales reflects volume declines.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. A summary of our significant accounting policies is contained in note 2 to our consolidated financial statements. In applying many accounting principles, we make assumptions, estimates and/or judgments. These assumptions, estimates and/or judgments are often subjective and may change based on changing circumstances or changes in our analysis. Material changes in these assumptions, estimates and/or judgments have the potential to materially alter our results of operations. We have identified below our accounting policies that we believe could potentially produce materially different results were we to change underlying assumptions, estimates and/or judgments. Although actual results may differ from those estimates, we believe the estimates are reasonable and appropriate.

Revenue Recognition. We recognize equipment rental revenue on a straight-line basis. Our rental contract periods are daily, weekly or monthly. By way of example, if a customer were to rent a piece of equipment and the daily, weekly and monthly rental rates for that particular piece were (in actual dollars) $100, $300 and $900, respectively, we would recognize revenue of $32.14 per day. The daily rate for recognition purposes is calculated by dividing the monthly rate of $900 by the monthly term of 28 days. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date. In any given accounting period, we will have customers return equipment and be contractually required to pay us more than the cumulative amount of revenue recognized to date. For instance, continuing the above example, if the above customer rented a piece of equipment on December 29 and returned it at the close of business on January 1, we would recognize incremental revenue on January 1 of $171.44 (in actual dollars, representing the difference between the amount the customer is contractually required to pay and the cumulative amount recognized to date on a straight-line basis). We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $9 and $11 as of December 31, 2009 and 2008, respectively. Revenues from the sale of rental equipment and new equipment are recognized at the time of delivery to, or pick-up by, the customer and when collectibility is reasonably assured. Sales of contractor supplies are also recognized at the time of delivery to, or pick-up by, the customer. Service revenue is recognized as the services are performed.

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

Useful Lives of Rental Equipment and Property and Equipment. We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value which ranges from zero percent to 10 percent of cost. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the related equipment. The costs incurred under these refurbishment programs were $33, $30 and $13 for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in purchases of rental equipment in our consolidated statements of cash flows.

The useful life of an asset is determined based on our estimate of the period over which the asset will generate revenues; such periods are periodically reviewed for reasonableness. In addition, the salvage value, which is also reviewed periodically for reasonableness, is determined based on our estimate of the minimum value we will realize from the asset after such period. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $34 or $43, respectively. Similarly, to the extent the estimated salvage values of all of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $4. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset. To the extent that the useful lives of all of our depreciable property and equipment were to increase or decrease by one year, we estimate that our annual non-rental depreciation expense would decrease or increase by approximately $6 or $8, respectively.

Impairment of Long-lived Assets. We review the recoverability of our long-lived assets, including rental equipment and property and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges). If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. During the years ended December 31, 2009, 2008 and 2007, we recognized asset impairment charges of $12, $8 and $0, respectively, in our general rentals segment. The 2009 impairment charge includes $9 reflected in depreciation of rental equipment in the accompanying consolidated statements of operations, as well as $3 primarily related to leasehold improvement write-offs which are reflected in non-rental depreciation and amortization in the accompanying consolidated statements of operations. The 2008 impairment charge of $8 is reflected in depreciation of rental equipment in the accompanying consolidated statements of operations and relates to certain rental equipment. Our estimates of the impairment charges for the rental fleet were calculated by comparing the proceeds estimated to be realized from the expected disposition of these rental assets to their carrying values. The 2009 impairment of the rental fleet, as well as the leasehold improvement write-offs, followed from our decision to close 64 branches in 2009. As of December 31, 2009 and 2008, there were $2 and $8 of held for sale assets reflected in rental equipment, net in our consolidated balance sheets, respectively.

In addition to the impairment reviews we conduct in connection with branch consolidations and other changes in the business, each quarter we conduct a review of rental assets that have both time and dollar utilization below a specified threshold. We select these assets, which represented approximately three percent of our total rental assets at December 31, 2009, as we believe they are at the greatest risk of potential impairment. As part of this impairment review, we estimate future rental revenues based on current and expected utilization levels, the age of these assets and their remaining useful lives. Additionally, we estimate when the asset is expected to be removed or retired from our rental fleet as well as the expected proceeds to be realized upon disposition. Based on our most recently completed December 31, 2009 quarterly review, there was no impairment associated with these assets.

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

Evaluation of Goodwill Impairment. We have made numerous acquisitions over the years, principally during the period between 1997 and 2000, which included the recognition of a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. In 2008 and 2009, we estimated the fair value of our reporting units (or our regions) using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market price data of shares of our Company and other corporations engaged in similar businesses. We believe this approach, which utilizes multiple valuation techniques, yields the most appropriate evidence of fair value.

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

•

Long-term Growth Rates—Beyond the planning period, we also determine an assumed long-term growth rate representing the expected rate at which a reporting unit’s earnings stream is projected to grow. These rates are used to calculate the terminal value of our reporting units, and are added to the cash flows projected during our ten-year planning period; and

•

Discount Rates—Our combined future cash flows are then discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be used by market participants. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

The market approach is one of the other primary methods used for estimating fair value of a reporting unit. This assumption relies on the market value (market capitalization) of companies that are engaged in the same or a similar line of business.

During the fourth quarter of 2008, and in connection with the preparation of our 2008 year-end financial statements, we recognized an aggregate non-cash goodwill impairment charge of $1.1 billion related to certain reporting units within our general rentals segment. The charge reflected the challenges of the construction cycle, as well as the broader economic and credit environment, and includes $1.0 billion, reflecting conditions at the time of our annual October 1, 2008 testing date, as well as an additional $100 as of December 31, 2008, reflecting further deterioration in the economic and credit environment during the fourth quarter of 2008. Substantially all of the impairment charge related to goodwill arising from acquisitions made between 1997 and 2000.

As of our October 1, 2009 testing date, we had $196 of goodwill on our balance sheet and, of this amount, substantially all related to our trench safety, pump and power reportable segment and three of our reporting units within the general rentals reportable segment: Southwest, Northwest and East. Our October 1, 2009 impairment testing indicated that the fair values of the reporting units exceeded the carrying values, thereby resulting in no indication of impairment. The results of this impairment analysis are summarized in the table below:

Reporting unit	Goodwill balance at October 1, 2009	Carrying value at October 1, 2009	Estimated fair value at October 1, 2009
Trench safety, pump and power	$93	$241	$596
Southwest	32	376	440
Northwest	32	329	410
East	31	799	1,000

The underlying analyses supporting our fair value assessment related to our outlook of the business’ long-term performance, which included key assumptions as to the appropriate discount rate and long-term growth rate. In connection with our October 1, 2009 impairment test, we utilized a discount rate of nine percent and a long-term terminal growth rate of two percent beyond our planning period.

We also performed sensitivity analyses on our assumptions, and noted that increasing the discount rate by one percent still resulted in fair values in excess of the carrying values. We also stress tested the long-term growth rate by reducing it to 1.5 percent, noting that the fair values for all reporting units were still in excess of the carrying values. We also stress tested the analysis to increase the discount rate to 10 percent and reduce the long-term growth rate to 1.5 percent (as well as in several other combinations for reasonably possible scenarios) noting that the carrying values were exceeded by the fair values.

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

Effective January 1, 2007, we adopted an accounting principle which addresses accounting for uncertainty in income taxes and requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return regarding uncertainties in income tax positions. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

Reserves for Claims. We are exposed to various claims relating to our business, including those for which we retain portions of the losses through the application of deductibles and self-insured retentions, which we sometimes refer to as “self-insurance.” These claims include (i) workers compensation claims and (ii) claims by third parties for injury or property damage involving our equipment or personnel. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates, which incorporate periodic actuarial valuations. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claims history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels.

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

As discussed in note 4 to our consolidated financial statements, we aggregate our seven geographic regions—the Southwest, Gulf, Northwest, Southeast, Midwest, East, and the Northeast Canada- as well as the Aerial West region into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended December 31, 2009, our Midwest region’s equipment rentals gross margin varied by more than 10 percent from the equipment rentals gross margin of the aggregated general rentals’ regions over the same period. Although the margin for the Midwest region exceeded a 10 percent variance level for this five year period, prior to the significant economic downturn in 2009 that negatively impacted all our regions, the Midwest region’s margin was converging with those achieved at the other general rentals’ regions, and, given management’s focus on cost cutting, improved processes and fleet sharing, we expect further convergence going forward. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.

These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.

Revenues by segment were as follows:

	General rentals	Trench safety, pump and power	Total
2009
Equipment rentals	$1,700	$130	$1,830
Sales of rental equipment	218	11	229
Sales of new equipment	81	5	86
Contractor supplies sales	114	7	121
Service and other revenues	89	3	92

Total revenue	$2,202	$156	$2,358

2008
Equipment rentals	$2,326	$170	$2,496
Sales of rental equipment	252	12	264
Sales of new equipment	172	7	179
Contractor supplies sales	202	10	212
Service and other revenues	113	3	116

Total revenue	$3,065	$202	$3,267

2007
Equipment rentals	$2,476	$176	$2,652
Sales of rental equipment	304	15	319
Sales of new equipment	217	13	230
Contractor supplies sales	362	16	378
Service and other revenues	133	3	136

Total revenue	$3,492	$223	$3,715

Equipment rentals. 2009 equipment rentals of $1.83 billion decreased $666, or 26.7 percent, reflecting an 11.8 percent decline in rental rates and a 2.9 percentage point decrease in time utilization, consistent with a weak construction environment. Dollar utilization, which reflects the impact of both rental rates and time utilization, and is calculated based on annualized rental revenue divided by the average original equipment cost of our fleet, decreased 11.4 percentage points to 45.5 percent. Equipment rentals represented 78 percent of total revenues in 2009. On a segment basis, equipment rentals represented 77 percent and 83 percent of total revenue for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals decreased $626, or 26.9 percent, reflecting a 23.3 percent decrease in same-store rental revenues. Trench safety, pump and power equipment rentals decreased $40, or 23.5 percent, reflecting a 21.4 percent decrease in same-store rental revenues.

2008 equipment rentals of $2.50 billion decreased $156, or 5.9 percent, reflecting a 3.1 percent decline in rental rates and a 0.4 percentage point decrease in time utilization. Dollar utilization, which reflects the impact of both rental rates and time utilization, and is calculated based on annualized rental revenue divided by the average original equipment cost of our fleet, decreased 4.9 percentage points to 56.9 percent. Equipment rentals represented 76 percent of total revenues in 2008. On a segment basis, equipment rentals represented 76 percent and 84 percent of total revenue for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals decreased $150, or 6.1 percent, reflecting a 5.6 percent decrease in same-store rental revenues. Trench safety, pump and power equipment rentals decreased $6, or 3.4 percent, reflecting a 3.0 percent decrease in same-store rental revenues.

Sales of rental equipment. For each of the three years in the period ended December 31, 2009, sales of rental equipment represented between 8 and 10 percent of our total revenues. Our general rentals segment accounted for approximately 95 percent of these sales. 2009 sales of rental equipment of $229 declined $35, or 13.3 percent, from 2008 reflecting lower pricing due to general softness in the used equipment market and an increased proportion of used equipment sold through the auction channel, partially offset by a higher number of units sold. In 2009, the average age of our used equipment sold was 78 months, as compared to 79 months in 2008. 2008 sales of rental equipment of $264 declined $55, or 17.2 percent, from 2007 reflecting volume declines as we focus on selling older assets, in line with our life-cycle management strategy.

Sales of new equipment. For each of the three years in the period ended December 31, 2009, sales of new equipment represented between 4 and 6 percent of our total revenue. Our general rentals segment accounted for approximately 95 percent of these sales. 2009 sales of new equipment of $86 declined $93, or 52.0 percent, from 2008 reflecting volume declines. 2008 sales of new equipment of $179 declined $51, or 22.2 percent, from 2007 reflecting volume declines.

Sales of contractor supplies. For the years ended December 31, 2009 and 2008, sales of contractor supplies represented between 5 and 6 percent of our total revenue, compared to approximately 10 percent for the year ended December 31, 2007. Our general rentals segment accounted for approximately 95 percent of these sales. 2009 sales of contractor supplies of $121 declined $91, or 42.9 percent, from 2008 reflecting a reduction in the volume of supplies sold, consistent with a weak construction environment, partially offset by improved pricing and product mix driven by our continued focus on higher margin products. 2008 sales of contractor supplies of $212 declined $166, or 43.9 percent, from 2007 reflecting the strategic shift we began in the second half of 2007 to reposition our contractor supplies business as a complementary offering to our core rental business.

Service and other revenues. For each of the three years in the period ended December 31, 2009, service and other revenues represented approximately 4 percent of our total revenue. Our general rentals segment accounted for approximately 97 percent of these sales. 2009 service and other revenues of $92 decreased $24, or 20.7 percent, from 2008 primarily reflecting decreased revenues from service labor and parts sales. 2008 service and other revenues of $116 decreased $20, or 14.7 percent, from 2007 primarily reflecting decreased revenues from service labor and software sales.

Fourth Quarter 2009 Items. In the fourth quarter of 2009, we repurchased and retired an aggregate of $429 principal amount of our outstanding 6 1/2 percent Senior Notes due 2012 and 14 percent Senior Notes due 2014. Interest expense, net for the fourth quarter of 2009 includes a pre-tax loss of $9, representing the difference between the net carrying amount of these securities and the total purchase price of $430. Additionally, during the quarter, we recognized restructuring charges of $6 related to the closure of 13 branches and reductions in headcount of approximately 400. During the quarter, we also recognized asset impairment charges of $3. These asset impairment charges include $2 reflected in depreciation of rental equipment, and $1 primarily related to leasehold improvement write-offs which are reflected in non-rental depreciation and amortization. During the quarter, we also recognized a charge of $8 reflecting recent experience related to our estimated provision for self-insurance reserves, comprised of $4 recorded in cost of equipment rentals, excluding depreciation, and $4 recorded in discontinued operation. Additionally, during the quarter, we recognized a benefit of $3 primarily relating to vacation forfeitures, comprised of $2 recorded in cost of equipment rentals, excluding depreciation, and $1 recorded in selling, general and administrative expenses.

Fourth Quarter 2008 Items. In addition to the non-cash goodwill impairment charge discussed above, in the fourth quarter of 2008, we repurchased and retired an aggregate of $130 principal amount of our outstanding 6 1/2 percent Senior Notes due 2012, 7 3/4 percent Senior Subordinated Notes due 2013 and 7 percent Senior Subordinated Notes due 2014. Interest expense, net for the fourth quarter of 2008 includes a pre-tax gain of $45, representing the difference between the net carrying amount of these securities and the total purchase price of $82. Additionally, during the fourth quarter of 2008, we recognized restructuring charges of $14 related to the closure of 44 branches and reductions in headcount of approximately 500. During the quarter, we also recognized a non-cash impairment charge of $8 within depreciation of rental equipment related to certain rental assets. During the fourth quarter of 2008, we also reduced our reserve for obsolescence and shrinkage by $3 following our annual physical inventory inspections. This benefit was recorded in cost of equipment rentals, excluding depreciation. Also, during the fourth quarter of 2008, we recognized a benefit of $5 reflecting recent experience related to our estimated provision for self-insurance reserves. This benefit was recorded in cost of equipment rentals, excluding depreciation.

Fourth Quarter 2007 Items. During the fourth quarter of 2007, we reduced our reserve for obsolescence and shrinkage by $4 following our annual physical inventory inspections. This benefit was recorded in cost of equipment rentals, excluding depreciation. Also, during the fourth quarter of 2007, we recognized a benefit of $3 reflecting recent experience related to our estimated provision for self-insurance reserves. This benefit was recorded in cost of equipment rentals, excluding depreciation. In addition to these matters, during the fourth quarter we recognized a pre-tax gain of $94 related to the termination of our merger agreement with affiliates of Cerberus as well as net foreign currency transaction gains of $17 (pre-tax). Both of these matters are discussed further below; see other (income) expense, net.

Segment Operating Income. Segment operating income and operating margin for each of the three years in the period ended December 31, 2009 were as follows:

	General rentals	Trench safety, pump and power	Total
2009
Operating Income	$123	$22	$145
Operating Margin	5.6%	14.1%	6.1%
2008
Operating Income	$500	$51	$551
Operating Margin	16.3%	25.2%	16.9%
2007
Operating Income	$603	$55	$658
Operating Margin	17.3%	24.7%	17.7%

The following is a reconciliation of segment operating income to total Company operating (loss) income:

	2009	2008	2007
Total segment operating income	$145	$551	$658
Unallocated items:
Restructuring charge	(31)	(20)	—
Charge related to settlement of SEC inquiry	—	(14)	—
Goodwill impairment charge	—	(1,147)	—

Operating (loss) income	$114	$(630)	$658

General rentals. For each of the three years in the period ended December 31, 2009, general rentals accounted for between 85 and 92 percent of our total operating income, excluding the unallocated items in the reconciliation above. This contribution percentage is consistent with general rentals’ revenue contribution over the same period. General rentals’ operating margin in 2009 decreased 10.7 percentage points from 2008, primarily reflecting an 8.9 percentage point reduction in gross margin from equipment rentals, and a 22.9 percentage point reduction in gross margin from sales of rental equipment, partially offset by the benefits of cost-savings initiatives. General rentals’ operating margin in 2008 decreased 1.0 percentage points from 2007, primarily reflecting a 2.9 percentage point reduction in gross margin from equipment rentals, partially offset by the favorable impact of a shift in revenue mix resulting from our focus on higher margin equipment rentals and the benefits of cost-savings initiatives.

Trench safety, pump and power. For the year ended December 31, 2009, operating income decreased by $29 and operating margin decreased by 11.1 percentage points from 2008, reflecting reduced gross margins from equipment rentals. Operating income in 2008 decreased by $4 and operating margin increased by 0.5 percentage points from 2007, reflecting reduced gross margins from equipment rentals and improved selling, general and administrative leverage.

Gross Margin. Gross margins by revenue classification were as follows:

	Year Ended December 31,
	2009	2008	2007
Total gross margin	25.9%	34.2%	35.3%
Equipment rentals	27.5%	36.2%	39.0%
Sales of rental equipment	3.1%	25.0%	26.3%
Sales of new equipment	15.1%	15.6%	17.4%
Contractor supplies sales	26.4%	23.6%	19.0%
Service and other revenues	59.8%	60.3%	59.6%

2009 gross margin of 25.9 percent declined 8.3 percentage points from 2008, primarily reflecting reduced gross margin from equipment rentals and sales of rental equipment. Equipment rentals gross margin decreased 8.7 percentage points, primarily reflecting an 11.8 percent decrease in rental rates and a 2.9 percentage point decrease in time utilization on a smaller fleet, partially offset by savings realized from ongoing cost saving initiatives. Equipment rentals gross margin for the years ended December 31, 2009 and 2008 includes impairment charges of $9 and $8, respectively, related to the impairment of certain rental assets. Sales of rental equipment gross margin decreased 21.9 percentage points, primarily reflecting deflationary pressures created by the current construction environment and a higher proportion of auction-related sales which tend to yield lower margins.

2008 gross margin of 34.2 percent declined 1.1 percentage points from 2007, primarily reflecting a 2.8 percentage point decline in gross margin on equipment rentals, partially offset by a 4.6 percentage point improvement in gross margin on contractor supplies sales. The decline in equipment rental gross margin reflects a 3.1 percent decline in rental rates, partially offset by savings realized from our ongoing cost savings initiatives. Additionally, equipment rentals gross margin was adversely impacted by a charge of $8 related to the impairment of certain rental assets. The increase in contractor supplies gross margin is consistent with the strategic shift we began in the second half of 2007 to reposition our contractor supplies business by focusing on higher margin products and reducing the number of our distribution centers from nine to two.

Selling, general and administrative (“SG&A”) expenses. SG&A expense information for each of the three years in the period ended December 31, 2009 was as follows:

	Year Ended December 31,
	2009	2008	2007
Total SG&A expenses	$408	$509	$598
SG&A as a percentage of revenue	17.3	15.6	16.1

SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, advertising and marketing expenses, management salaries, bad debt expense and clerical and administrative overhead.

2009 SG&A expense of $408 declined $101, or 19.8 percent, compared to 2008 and increased by 1.7 percentage points as a percentage of revenue. The decline in the absolute level of our SG&A reflects the benefits we are realizing from our cost-saving initiatives, including reduced compensation, travel and entertainment, professional and advertising expenses. The deterioration in our SG&A ratio reflects the combination of rental rate pressure and lower utilization levels in a weak construction environment.

2008 SG&A expense of $509 declined $89, or 14.9 percent, compared to 2007 and declined by 0.5 percentage points as a percentage of revenue. This decline reflects the benefits we realized from our cost saving initiatives, including reduced compensation costs and travel expenses, partially offset by normal inflationary increases and a $7 increase in bad debt expense. The increase in bad debt expense reflects a deterioration in 2008 in accounts receivable collection experience and write-off trends.

Restructuring charge. For the years ended December 31, 2009 and 2008, restructuring charges of $31 and $20, respectively, relate to the closures of 64 and 75 branches, respectively, and reductions in headcount of approximately 1,900 and 1,000, respectively. See note 5 to our consolidated financial statements for additional restructuring information.

Charge related to settlement of SEC inquiry. Our results for the year ended December 31, 2008 include a $14 charge related to the SEC inquiry recognized in the second quarter of 2008. As previously announced, in September 2008, we announced that we had reached a final settlement with the SEC and we paid a civil penalty of $14.

Goodwill impairment charge. As discussed above (see “Critical Accounting Policies—Evaluation of Goodwill Impairment”) and in note 8 to our consolidated financial statements, during the fourth quarter of 2008, we recorded an aggregate non-cash goodwill impairment charge of $1.1 billion related to certain reporting units within our general rentals segment. The impairment charge reflected the challenges of the construction cycle as well as the broader economic and credit environment.

Non-rental depreciation and amortization for each of the three years in the period ended December 31, 2009 was as follows:

	Year Ended December 31,
	2009	2008	2007
Non-rental depreciation and amortization	$57	$58	$54

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

Interest expense, net for each of the three years in the period ended December 31, 2009 was as follows:

	Year Ended December 31,
	2009	2008	2007
Interest expense, net	$226	$174	$187

Interest expense, net for the year ended December 31, 2009 increased by $52, or 29.9 percent. Interest expense, net for the years ended December 31, 2009 and 2008 includes gains of $7 and $41, respectively, related to repurchases of $919 and $255 principal amounts of our outstanding debt, respectively. Excluding the impact of these gains, interest expense, net for the year ended December 31, 2009 increased primarily due to increased debt following the preferred stock repurchase and the modified “Dutch auction” tender offer completed in the second and third quarters of 2008. Interest expense, net for the year ended December 31, 2008 decreased $13, or 7.0 percent, compared to 2007, primarily due to the $41 gain related to repurchases of outstanding debt noted above. Excluding the impact of this gain, interest expense, net for the year ended December 31, 2008 increased primarily due to increased debt following the preferred stock repurchase and the modified “Dutch auction” tender offer completed in the second and third quarters of 2008.

Interest expense—subordinated convertible debentures, net for each of the three years in the period ended December 31, 2009 was as follows:

	Year Ended December 31,
	2009	2008	2007
Interest expense- subordinated convertible debentures, net	$(4)	$9	$9

As discussed further in note 11 to our consolidated financial statements, the subordinated convertible debentures included in our consolidated balance sheets reflect the obligation to our subsidiary trust that has issued Quarterly Income Preferred Securities (“QUIPS”). This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust. As of December 31, 2009 and 2008, the aggregate amount of subordinated convertible debentures outstanding was $124 and $146, respectively. The decline in interest expense- subordinated convertible debentures, net from 2008 to 2009 primarily reflects a $13 gain we recognized in 2009 in connection with the simultaneous purchase of $22 of QUIPS and retirement of $22 principal amount of our subordinated convertible debentures.

Other (income) expense, net for each of the three years in the period ended December 31, 2009 was as follows:

	Year Ended December 31,
	2009	2008	2007
Other (income) expense, net	$(1)	$—	$(116)

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

Income Taxes. The following table summarizes our continuing operations (benefit) provision for income taxes and the related effective tax rate for each respective period:

	2009	2008	2007
(Loss) income from continuing operations	$(107)	$(813)	$578
(Benefit) provision for income taxes	(47)	(109)	215
Effective tax rate (1)	43.9%	13.4%	37.2%

(1)	A detailed reconciliation of this effective tax rate to the U.S. federal statutory income tax rate is included in note 12 to our consolidated financial statements.

The differences between the effective tax rates of 43.9 percent, 13.4 percent, and 37.2 percent and the U.S. federal statutory income tax rate of 35.0 percent for 2009, 2008, and 2007, respectively, relate primarily to state taxes and certain nondeductible charges and other items. Additionally, in 2009, the difference relates to the geographical mix of income between U.S. and foreign and state operations. Additionally, 2008 reflects the non-deductibility of a portion of the $1.1 billion goodwill impairment charge as well as the non-deductibility of the $14 charge related to the settlement of the SEC inquiry, and 2007 includes a benefit associated with the release of state tax valuation allowances, partially offset by certain non-deductible compensation expense and prior year state tax matters. Our effective income tax rate will change based on discrete events (such as audit settlements) as well as other factors, including the geographical mix of income before taxes and the related tax rates in those jurisdictions.

Recent Accounting Pronouncements. See note 2 to our consolidated financial statements for a full description of recent accounting pronouncements, including the respective dates of adoption and effects on our results of operations and financial condition.

Liquidity and Capital Resources.

Liquidity and Capital Markets Activity. We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate.

In June 2009, URNA issued $500 aggregate principal amount of 10 7/8 percent Senior Notes, which are due June 15, 2016. We received $471 in net proceeds from the issuance of the 10 7/8 percent Senior Notes, after underwriting discounts and commissions, fees and expenses.

In November 2009, URNA issued $500 aggregate principal amount of 9 1/4 percent Senior Notes, which are due December 15, 2019. We received $480 in net proceeds from the issuance of the 9 1/4 percent Senior Notes, after underwriting discounts and commissions, fees and expenses.

In November 2009, URI issued $173 aggregate principal amount of 4 percent Convertible Senior Notes, which are due November 15, 2015. We received $167 in net proceeds from the issuance of the 4 percent Convertible Senior Notes, after commissions, fees and expenses, but before the $26 cost of the convertible note hedge transactions. In connection with the 4 percent Convertible Senior Notes offering, URI entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Senior Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to approximately $15.56 per share (from the initial conversion price of approximately $11.11 per share), equal to an approximately 75 percent premium over the $8.89 closing price of our common stock on November 10, 2009. However, in the event the market value of our common stock exceeds $15.56 per share, the settlement amount received from such transactions will only partially offset the potential dilution.

Proceeds from these offerings, as well as cash on hand, were used to repurchase and retire certain of our outstanding debt securities. The following table summarizes our 2009 debt repurchase activity:

	Repurchase price	Principal	Gain (loss) (1)
7 3/4 percent Senior Subordinated Notes	$31	$37	$5
7 percent Senior Subordinated Notes	6	8	1
6 1/2 percent Senior Notes	533	545	6
1 7/8 percent Convertible Senior Subordinated Notes	26	29	2
14 percent Senior Notes	299	300	(7)

Total	$895	$919	$7

(1)	The amount of the gain (loss) is calculated as the difference between the net carrying amount of the related security and the repurchase price. The net carrying amounts of the securities are less than the principal amounts due to capitalized debt issuance costs and any original issue discount. Aggregate debt issuance costs and original issue discount of $17 were written off in the year ended December 31, 2009 in connection with the purchases. The gains (losses) are reflected in interest expense, net in our consolidated statements of operations.

In addition to the above debt repurchases, during the year ended December 31, 2009, we purchased an aggregate of $22 of QUIPS for $9. In connection with this transaction, we retired $22 principal amount of our subordinated convertible debentures and recognized a gain of $13. This gain is reflected in interest expense-subordinated convertible debentures, net in our consolidated statements of operations.

In January 2010, we announced that we will redeem the remaining $435 aggregate principal amount of outstanding 6 1/2 percent Senior Notes due 2012 at par in February 2010.

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under the ABL facility and accounts receivable securitization facility. As of December 31, 2009, we had (i) $954 of borrowing capacity, net of $69 of letters of credit, available under the ABL facility, (ii) $19 of borrowing capacity available under our accounts receivable securitization facility and (iii) cash and cash equivalents of $169. Cash equivalents at December 31, 2009 consist of direct obligations of AA rated financial institutions. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

We expect that our principal needs for cash relating to our existing operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases and (iv) debt service. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our real estate, the use of additional operating leases or other financing sources as market conditions permit. For information on the scheduled principal and interest payments coming due on our outstanding debt and on the payments coming due under our existing operating leases, see “Certain Information Concerning Contractual Obligations.”

The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility. We estimate that our net rental capital expenditures, which we define as purchases of rental equipment less proceeds from sales of rental equipment, will be between $100 and $120 in 2010 as compared to $31 in 2009.

Loan Covenants and Compliance. As of December 31, 2009, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the

QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

The only financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Both of these covenants were suspended on June 9, 2009 because the availability, as defined in the agreement governing the ABL facility, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through December 31, 2009, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility.

As of December 31, 2009, primarily due to our 2008 goodwill impairment charge, URNA no longer had any restricted payment capacity under the most restrictive restricted payment covenants in the indentures governing its outstanding indebtedness. Although this depletion limits our ability to move operating cash flows to Holdings, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations due to certain intercompany arrangements.

Sources and Uses of Cash—Continuing Operations. During 2009, we (i) generated cash from operations of $438 and (ii) generated cash from the sale of rental and non-rental equipment of $242. We used cash during this period principally to (i) purchase rental and non-rental equipment of $311, (ii) fund payments, net of proceeds, on debt of $206 and (iii) pay aggregate financing costs and costs associated with the convertible hedge transactions of $59. During 2008, we (i) generated cash from operations of $764, (ii) generated cash from the sale of rental and non-rental equipment of $275 and (iii) received proceeds, net of payments, on debt of $279, principally related to the ABL facility. We used cash during this period principally to (i) purchase rental and non-rental equipment of $704, (ii) repurchase common stock of $603 and (iii) redeem our preferred stock of $257.

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

	Year Ended December 31,
	2009	2008	2007
Net cash provided by operating activities—continuing operations	$438	$764	$859
Purchases of rental equipment	(260)	(624)	(870)
Purchases of non-rental equipment	(51)	(80)	(120)
Proceeds from sales of rental equipment	229	264	319
Proceeds from sales of non-rental equipment	13	11	23
Excess tax benefits from share-based payment arrangements	(2)	—	31

Free cash flow	$367	$335	$242

In 2009, we generated free cash flow of $367, compared to $335 in 2008. This increase reflects lower capital expenditures in 2009, consistent with our expectation for reduced construction activity, and a challenging economic environment, partially offset by lower cash generated from operating activities and decreased proceeds from sales of rental equipment. In 2008, free cash flow increased $93 compared to 2007. Excluding the impact of the merger termination benefit, which increased 2007 free cash flow by $91, 2008 free cash flow increased $184 compared to 2007, primarily reflecting lower capital expenditures in a challenging economic environment, partially offset by reduced proceeds from sales of rental and non-rental equipment.

Our credit ratings as of February 1, 2010 were as follows:

	Corporate Rating	Outlook
Moody’s (1)	B3	Stable
S&P (1)	B	Negative
Fitch (1)	B	Negative

(1)

Prior to the June 2009 issuance of URNA’s 10 7/8 percent Senior Notes, and in recognition of the deteriorating economic environment, Standard & Poor’s and Fitch downgraded the Company to a corporate rating of B and Fitch placed the Company on negative outlook. In November 2009, prior to the issuance of URNA’s 9 1/4 percent Senior Notes and URI’s 4 percent Convertible Senior Notes, and in recognition of the deteriorating economic environment, Moody’s downgraded the Company to a corporate rating of B3 and placed the Company on stable outlook.

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

Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total
Debt and capital leases (1)	$125	$202	$440	$822	$263	$1,181	$3,033
Interest due on debt (2)	209	206	179	164	111	318	1,187
Operating leases (1):
Real estate	78	69	62	52	40	120	421
Non-rental equipment	51	25	17	10	5	4	112
Service agreements (3)	2	1	1	—	—	—	4
Purchase obligations (4)	26	2	—	—	—	—	28
Subordinated convertible debentures (5)	8	8	8	8	8	233	273

Total (6)	$499	$513	$707	$1,056	$427	$1,856	$5,058

(1)

The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases plus the maximum potential guarantee amounts associated with some of our non-rental equipment operating leases for which we guarantee that the value of the equipment at the end of the lease term will not be less than a specified projected residual value. Holders of our 1 7/8 percent Convertible Notes may, and are expected to, require us to repurchase all of the 1 7/8 percent Convertible Notes in cash on October 15, 2010. Accordingly, the $115 principal amount of the 1 7/8 percent Convertible Notes outstanding at December 31, 2009 is reflected in the table above in 2010. In January 2010, we announced that we will redeem the remaining $435 aggregate principal amount of outstanding 6 1/2 percent Notes at par in February 2010. The 6 1/2 percent Notes are reflected in the table above based on the maturity date of February 15, 2012.

(2)	Estimated interest payments have been calculated based on the principal amount of debt and the effective interest rates as of December 31, 2009.
(3)	These represent service agreements with third parties to refurbish our aerial equipment, to operate the distribution centers associated with contractor supplies and to provide equipment appraisals.
(4)	As of December 31, 2009, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2010 and 2011.
(5)	Includes interest payments.
(6)	This information excludes $6 of unrecognized tax benefits, which are discussed further in note 12 to our consolidated financial statements. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities.

Certain Information Concerning Off-Balance Sheet Arrangements. We lease real estate and non-rental equipment under operating leases as a regular business activity. As part of some of our non-rental equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $17. Under current circumstances we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. In accordance with GAAP, this potential liability was not reflected on our balance sheet as of December 31, 2009 or any prior date as we believe that proceeds from the sale of the equipment under these operating leases would approximate the payment obligation.

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

Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt, (ii) foreign currency exchange rate risk primarily associated with our Canadian operations and (iii) equity price risk associated with our convertible debt.

Interest Rate Risk. As of December 31, 2009, we had an aggregate of $530 of indebtedness that bears interest at variable rates, comprised of $337 of borrowings under the ABL facility and $193 of borrowings under our accounts receivable securitization facility. The interest rates applicable to our variable rate debt on December 31, 2009 were (i) 3.3 percent for the ABL facility and (ii) 1.6 percent for the accounts receivable securitization facility. As of December 31, 2009, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $3 for each one percentage point increase in the interest rates applicable to our variable rate debt.

The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. For additional information concerning the terms of our variable rate debt, see note 10 to our consolidated financial statements.

At December 31, 2009, we had an aggregate of $2.5 billion of indebtedness that bears interest at fixed rates, including our subordinated convertible debentures. A one percentage point change in market interest rates as of December 31, 2009 would change the fair value of our fixed rate indebtedness by approximately four percent. For additional information concerning the fair value and terms of our fixed rate debt, see notes 2 (see “Fair Value of Financial Instruments”) and 10 to our consolidated financial statements.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2009 relative to the Company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. We had no outstanding foreign exchange contracts as of December 31, 2009. We do not engage in purchasing forward exchange contracts for speculative purposes.

Equity Price Risk. In connection with the November 2009 issuance of $173 aggregate principal amount of 4 percent Convertible Senior Notes, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 15.5 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to approximately $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock on November 10, 2009. However, in the event the market value of our common stock exceeds $15.56 per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $17.00 or $20.00 per share, on a net basis, we would issue 1.3 million or 3.4 million shares, respectively.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Stockholders of

United Rentals, Inc.

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Rentals, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 3, 2010

UNITED RENTALS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$169	$77
Accounts receivable, net of allowance for doubtful accounts of $25 at December 31, 2009 and $23 at December 31, 2008	337	454
Inventory	44	59
Prepaid expenses and other assets	89	37
Deferred taxes	66	76

Total current assets	705	703
Rental equipment, net	2,414	2,746
Property and equipment, net	434	447
Goodwill and other intangible assets, net	231	229
Other long-term assets	75	66

Total assets	$3,859	$4,191

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current maturities of long-term debt	$125	$13
Accounts payable	128	157
Accrued expenses and other liabilities	208	257

Total current liabilities	461	427
Long-term debt	2,826	3,186
Subordinated convertible debentures	124	146
Deferred taxes	424	414
Other long-term liabilities	43	47

Total liabilities	3,878	4,220

Common stock—$0.01 par value, 500,000,000 shares authorized, 60,163,233 and 59,890,226 shares issued and outstanding at December 31, 2009 and 2008, respectively	1	1
Additional paid-in capital	487	466
Accumulated deficit	(574)	(512)
Accumulated other comprehensive income	67	16

Total stockholders’ deficit	(19)	(29)

Total liabilities and stockholders’ deficit	$3,859	$4,191

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Equipment rentals	$1,830	$2,496	$2,652
Sales of rental equipment	229	264	319
New equipment sales	86	179	230
Contractor supplies sales	121	212	378
Service and other revenues	92	116	136

Total revenues	2,358	3,267	3,715

Cost of revenues:
Cost of equipment rentals, excluding depreciation	910	1,137	1,182
Depreciation of rental equipment	417	455	437
Cost of rental equipment sales	222	198	235
Cost of new equipment sales	73	151	190
Cost of contractor supplies sales	89	162	306
Cost of service and other revenues	37	46	55

Total cost of revenues	1,748	2,149	2,405

Gross profit	610	1,118	1,310
Selling, general and administrative expenses	408	509	598
Restructuring charge	31	20	—
Charge related to settlement of SEC inquiry	—	14	—
Goodwill impairment charge	—	1,147	—
Non-rental depreciation and amortization	57	58	54

Operating income (loss)	114	(630)	658
Interest expense, net	226	174	187
Interest expense—subordinated convertible debentures, net	(4)	9	9
Other (income) expense, net	(1)	—	(116)

(Loss) income from continuing operations before (benefit) provision for income taxes	(107)	(813)	578
(Benefit) provision for income taxes	(47)	(109)	215

(Loss) income from continuing operations	(60)	(704)	363
Loss from discontinued operation, net of taxes	(2)	—	(1)

Net (loss) income	$(62)	$(704)	$362

Preferred stock redemption charge	—	(239)	—
Net (loss) income available to common stockholders	$(62)	$(943)	$369

Basic (loss) earnings per share available to common stockholders:
(Loss) income from continuing operations (inclusive of preferred stock redemption charge)	$(0.98)	$(12.62)	$3.61
Loss from discontinued operation	(0.04)	—	(0.01)

Net (loss) income	$(1.02)	$(12.62)	$3.60

Diluted (loss) earnings per share available to common stockholders:
(Loss) income from continuing operations (inclusive of preferred stock redemption charge)	$(0.98)	$(12.62)	$3.26
Loss from discontinued operation	(0.04)	—	(0.01)

Net (loss) income	$(1.02)	$(12.62)	$3.25

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income
			Number of Shares	Amount
Balance at January 1, 2007	$—	$—	81	$1	$1,421	$69		$47
Comprehensive income:
Net income						362	$362
Other comprehensive income:
Foreign currency translation adjustments							45	45

Comprehensive income							$407

Exercise of common stock options and warrants			5		32
Stock compensation expense, net					18
Excess tax benefits from share-based payment arrangements					31
Shares repurchased and retired					(5)
Forfeitures of stock compensation					(3)

Balance at December 31, 2007	$—	$—	86	$1	$1,494	$431		$92

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)
			Number of Shares	Amount
Balance at December 31, 2007	$—	$—	86	$1	$1,494	$431		$92
Comprehensive loss:
Net loss						(704)	$(704)
Other comprehensive loss:
Foreign currency translation adjustments							(76)	(76)

Comprehensive loss							$(780)

Preferred stock redemption					(431)	(239)
Repurchase of common shares			(27)		(603)
Exercise of common stock options and warrants			1		3
Stock compensation expense, net					10
Shares repurchased and retired					(3)
Forfeitures of stock compensation					(4)

Balance at December 31, 2008	$—	$—	60	$1	$466	$(512)		$16

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Accumulated Other Comprehensive Income
	Number of Shares	Amount
Balance at December 31, 2008	60	$1	$466	$(512)		$16
Comprehensive (loss) income:
Net loss				(62)	$(62)
Other comprehensive income (loss):
Foreign currency translation adjustments					51	51

Comprehensive loss					$(11)

Issuance of 4 percent Convertible Senior Notes, net			33
Stock compensation expense, net			8
Convertible note hedge transactions, net			(17)
Excess tax benefits from share-based payment arrangements			(2)
Other			(1)

Balance at December 31, 2009	60	$1	$487	$(574)		$67

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In millions)
Cash Flows From Operating Activities:
(Loss) income from continuing operations	$(60)	$(704)	$363
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	474	513	491
Amortization and write-off of deferred financing and related costs	17	16	9
Gain on sales of rental equipment	(7)	(66)	(84)
(Gain) loss on sales of non-rental equipment	1	(3)	(5)
Goodwill impairment charge	—	1,147	—
Foreign currency transaction loss (gain)	—	1	(17)
Non-cash adjustments to equipment	3	—	2
Stock compensation expense, net	8	6	15
Restructuring charge	31	20	—
Gain on repurchase of debt securities	(7)	(41)	—
Gain on retirement of subordinated convertible debentures	(13)	—	—
Increase (decrease) in deferred taxes	4	(129)	61
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	128	51	(5)
Decrease in inventory	16	31	51
(Increase) decrease in prepaid expenses and other assets	(39)	30	4
Decrease in accounts payable	(32)	(34)	(30)
(Decrease) increase in accrued expenses and other liabilities	(86)	(74)	4

Net cash provided by operating activities—continuing operations	438	764	859
Net cash provided by operating activities—discontinued operation	—	—	9

Net cash provided by operating activities	438	764	868

Cash Flows From Investing Activities:
Purchases of rental equipment	(260)	(624)	(870)
Purchases of non-rental equipment	(51)	(80)	(120)
Proceeds from sales of rental equipment	229	264	319
Proceeds from sales of non-rental equipment	13	11	23
Purchases of other companies	(25)	(17)	(23)

Net cash used in investing activities—continuing operations	(94)	(446)	(671)
Net cash provided by investing activities—discontinued operation	—	—	67

Net cash used in investing activities	(94)	(446)	(604)

Cash Flows From Financing Activities:
Proceeds from debt	3,452	2,004	460
Payments of debt	(3,658)	(1,725)	(531)
Payments of financing costs	(33)	(32)	—
Proceeds from the exercise of common stock options	—	3	32
Repurchase of common stock, including fees	—	(603)	—
Shares repurchased and retired	(1)	(2)	(5)
Excess tax benefits from share-based payment arrangements	(2)	—	31
Cash paid in connection with convertible note hedge transactions	(26)	—	—
Cash paid in connection with preferred stock redemption, including fees	—	(257)	—

Net cash used in financing activities	(268)	(612)	(13)
Effect of foreign exchange rates	16	(10)	11

Net increase (decrease) in cash and cash equivalents	92	(304)	262
Cash and cash equivalents at beginning of year	77	381	119

Cash and cash equivalents at end of year	$169	$77	$381

Supplemental disclosure of cash flow information:
Cash paid for interest	$234	$218	$203
Cash paid for taxes, net of refunds	3	46	84

Supplemental schedule of non-cash investing activities:
The Company acquired the net assets and assumed certain liabilities of other companies as follows:
Assets, net of cash acquired	$25	$17	$23
Less: liabilities assumed	—	—	—

Net cash paid	$25	$17	$23

See accompanying notes.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data and unless otherwise indicated)

1.    Organization, Description of Business and Consolidation

United Rentals, Inc. is principally a holding company and conducts its operations primarily through its wholly owned subsidiary, United Rentals (North America), Inc. (“URNA”), and subsidiaries of URNA. Holdings’ primary asset is its sole ownership of all issued and outstanding shares of common stock of URNA. URNA’s various credit agreements and debt instruments place restrictions on its ability to transfer funds to its stockholder. As used in this report, the terms the “Company,” “United Rentals,” “we,” “us,” and “our” refer to United Rentals, Inc. and its subsidiaries, in each case unless otherwise indicated.

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

2.    Summary of Significant Accounting Policies

Cash Equivalents

We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Our cash equivalents at December 31, 2009 consist of direct obligations of AA rated financial institutions.

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

Rental Equipment

Rental equipment, which includes service and delivery vehicles, is recorded at cost and depreciated over the estimated useful life of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to 12 years. Rental equipment is depreciated to a salvage value of zero to 10 percent of cost. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the related equipment. The costs incurred under these refurbishment programs were $33, $30 and $13 for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in purchases of rental equipment in our consolidated statements of cash flows.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Ordinary repair and maintenance costs are charged to operations as incurred. Repair and maintenance costs are included in cost of revenues on our consolidated statements of operations. Repair and maintenance expense (including both labor and parts) for our rental equipment was $256, $307 and $321 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Other Intangible Assets

Other intangible assets consist of non-compete agreements and customer relationships. The non-compete agreements are being amortized on a straight-line basis over periods ranging from one to six years. The customer relationships are being amortized on a straight-line basis over periods ranging from eight to 12 years.

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

Fair Value of Financial Instruments

The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility, accounts receivable securitization facility and

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

1 7/8 percent Convertible Senior Subordinated Notes approximate their book values as of December 31, 2009 and 2008. The estimated fair value of our other financial instruments at December 31, 2009 and 2008 have been calculated based upon available market information or an appropriate valuation technique in accordance with U.S. generally accepted accounting principles (“GAAP”), and are as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Subordinated convertible debentures	$124	$75	$146	$48
Senior and senior subordinated notes	2,275	2,302	1,770	1,280
Other debt	31	24	45	40

Revenue Recognition

Our rental contract periods are daily, weekly or monthly and we recognize equipment rental revenue on a straight-line basis. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $9 and $11 as of December 31, 2009 and 2008, respectively. Revenues from the sale of rental equipment and new equipment are recognized at the time of delivery to, or pick-up by, the customer and when collectibility is reasonably assured. Sales of contractor supplies are also recognized at the time of delivery to, or pick-up by, the customer. Service revenue is recognized as the services are performed. Sales tax amounts collected from customers are recorded on a net basis.

Delivery Expense

Equipment rentals include our revenues from fees we charge for equipment delivery. Delivery costs are charged to operations as incurred, and are included in cost of revenues on our consolidated statements of operations.

Advertising Expense

We promote our business through local and national advertising in various media, including trade publications, yellow pages, the Internet, radio and direct mail. Advertising costs are generally expensed as incurred. Advertising expense was $6, $19 and $23 for the years ended December 31, 2009, 2008 and 2007, respectively.

Insurance

We are insured for general liability, workers’ compensation and automobile liability, subject to deductibles or self-insured retentions per occurrence of $2 for general liability, $1 for workers’ compensation and $2 for automobile liability as of December 31, 2009 and 2008. Losses within these deductible amounts are accrued based upon the aggregate liability for reported claims incurred, as well as an estimated liability for claims incurred but not yet reported. These liabilities are not discounted. The Company is also self-insured for group medical claims but purchases “stop loss” insurance to protect itself from any one loss exceeding $500,000 (actual dollars).

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

We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return regarding uncertainties in income tax positions. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates impact the calculation of goodwill impairment charges, the allowance for doubtful accounts, depreciation and amortization, deferred income taxes, reserves for claims, loss contingencies and fair values of financial instruments. Actual results could materially differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Our largest customer accounted for less than one percent of total revenues in each of 2009, 2008, and 2007. Our customer with the largest accounts receivable balance represented approximately one percent of total accounts receivable at December 31, 2009 and 2008. We manage credit risk through credit approvals, credit limits and other monitoring procedures.

Stock-Based Compensation

We measure stock-based compensation at the grant date based on the fair value of the award and recognize stock-based compensation expense over the requisite service period. Determining the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected option life. We classify cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (“excess tax benefits”) as financing cash flows.

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

Contingencies in a Business Combination. In April 2009, the FASB issued guidance that addressed application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Under this guidance, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the acquirer applies the recognition criteria in the applicable accounting standard to determine whether the contingency should be recognized as of the acquisition date or after it. While there was no material impact on our financial statements with respect to the accounting for acquisitions completed prior to December 31, 2009, the adoption of this guidance may materially change the accounting for future business combinations.

Fair Value Disclosures. In April 2009, the FASB issued guidance that requires disclosure of the fair value of all applicable financial instruments for which it is practicable to estimate fair value, for interim and annual periods. The adoption of this guidance did not have a material effect on our financial condition or results of operations. See “Fair Value of Financial Instruments” above for the required fair value disclosures.

Subsequent Events. In May 2009, the FASB issued a new accounting standard related to events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009, and establishes general principles of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard establishes (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard did not have a material effect on our financial condition or results of operations. See note 19 to our consolidated financial statements for the relevant disclosures.

Variable Interest Entities. In June and December 2009, the FASB issued guidance which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009, and for interim and annual reporting periods thereafter. This guidance amends an

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

existing accounting principle to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of this standard is not expected to have a material effect on our financial condition or results of operations.

FASB Codification. In June 2009, the FASB issued new codification standards which represent the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The codification supersedes all non-SEC accounting and reporting standards which existed prior to the codification. All other non-grandfathered, non-SEC accounting literature not included in the codification is non-authoritative. The new codification standards were effective for financial statements issued after September 15, 2009.

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

3.    Discontinued Operation

In December 2006, we entered into a definitive agreement to sell our traffic control business to HTS Acquisition, Inc. (“HTS”), an entity formed by affiliates of private equity investors Wynnchurch Capital Partners and Oak Hill Special Opportunities Fund, L.P. The transaction closed in February 2007 and we received net proceeds of $66. In accordance with GAAP, the results of operations of our traffic control business are reported within discontinued operation in the consolidated statements of operations.

In conjunction with the sale, we retained financial responsibility for deductibles and self-insured retentions associated with casualty insurance programs (workers’ compensation, automobile liability and general liability) covering the traffic control business with respect to claims arising from loss occurrences prior to closing. These liabilities were not assumed by the purchaser. We are not liable for these types of liabilities associated with the traffic control business to the extent they arise subsequent to closing. The aggregate amount of these retained insurance liabilities as of December 31, 2009 and 2008 was $10 and $15, respectively, and is included in accrued expenses and other liabilities and other long-term liabilities in the consolidated balance sheets. The 2009 after-tax loss of $2 reflected in loss from discontinued operation, net of taxes in the accompanying consolidated statements of operations relates to changes in estimates for these retained insurance liabilities.

4.    Segment Information

Our reportable segments are general rentals and trench safety, pump and power. The general rentals segment includes the rental of construction, infrastructure, industrial and homeowner equipment and related services and

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

activities. The general rentals segment comprises seven geographic regions—the Southwest, Gulf, Northwest, Southeast, Midwest, East, and the Northeast Canada—as well as the Aerial West region and operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada.

These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results.

The accounting policies for our segments are the same as those described in the summary of significant accounting policies in note 2. Certain corporate costs, including those related to selling, finance, legal, risk management, human resources, corporate management and information technology systems, are deemed to be of an operating nature and are allocated to our segments based on either the actual amount of costs incurred in the prior year for selling, general and administrative expenses or equipment rental revenue generating activities.

The following table sets forth financial information by segment. Information related to our consolidated balance sheets is presented as of December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008	2007
Total reportable segment revenue
General rentals	$2,202	$3,065	$3,492
Trench safety, pump and power	156	202	223

Total revenue	$2,358	$3,267	$3,715

Total reportable segment depreciation and amortization expense
General rentals	$449	$485	$464
Trench safety, pump and power	25	28	27

Total depreciation and amortization expense	$474	$513	$491

Total reportable segment operating income
General rentals	$123	$500	$603
Trench safety, pump and power	22	51	55

Total segment operating income	$145	$551	$658

Total reportable segment capital expenditures
General rentals	$295	$686	$954
Trench safety, pump and power	16	18	36

Total capital expenditures	$311	$704	$990

Total reportable segment assets
General rentals	$3,633	$3,942
Trench safety, pump and power	226	249

Total assets	$3,859	$4,191

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

The following is a reconciliation of segment operating income to total company operating income (loss):

	Year Ended December 31,
	2009	2008	2007
Total segment operating income	$145	$551	$658
Unallocated items:
Restructuring charge	(31)	(20)	—
Charge related to settlement of SEC inquiry	—	(14)	—
Goodwill impairment charge	—	(1,147)	—

Operating income (loss)	$114	$(630)	$658

We operate in the United States, Canada and Mexico. Geographic area information for the years ended December 31, 2009, 2008 and 2007 is as follows, except for balance sheet information, which is presented as of December 31, 2009 and 2008:

	Year ended December 31,
	2009	2008	2007
Revenues from external customers
Domestic	$2,046	$2,837	$3,262
Foreign (primarily Canada)	312	430	453

Total revenues from external customers	$2,358	$3,267	$3,715

Rental equipment, net
Domestic	$2,151	$2,474
Foreign	263	272

Total consolidated rental equipment, net	$2,414	$2,746

Property and equipment, net
Domestic	$405	$422
Foreign	29	25

Total consolidated property and equipment, net	$434	$447

Goodwill and other intangible assets, net
Domestic	$187	$190
Foreign	44	39

Total consolidated goodwill and other intangible assets, net	$231	$229

5.    Restructuring and Asset Impairment Charges

As discussed elsewhere in this report, over the past several years we have been focused on reducing our operating costs. In connection with this strategy, and in recognition of the challenging economic environment, we reduced our employee headcount from approximately 10,900 at December 31, 2007 to approximately 9,900 at December 31, 2008. Additionally, we reduced our branch network from 697 at December 31, 2007 to 628 at December 31, 2008. In 2009, we further reduced our headcount by approximately 1,900 employees, or 19 percent, and closed 64 of our less profitable branches. The restructuring charges for the years ended December 31, 2009 and 2008 include severance costs associated with our headcount reductions, as well as branch closure charges, the latter of which principally relates to continuing lease obligations at vacant facilities.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

The table below provides certain information concerning our restructuring charges:

Description	Beginning Reserve Balance (1)	Charged to Costs and Expenses(1) (2)	Payments and Other	Ending Reserve Balance (1)
Year ended December 31, 2008:
Branch closure charges	$—	$14	$(3)	$11
Severance costs	—	6	(4)	2

Total	$—	$20	$(7)	$13

Year ended December 31, 2009:
Branch closure charges	$11	$24	$(15)	$20
Severance costs	2	7	(8)	1

Total	$13	$31	$(23)	$21

(1)	All charges and reserve balances have been reflected in our general rentals segment.
(2)	Reflected in our consolidated statements of operations as “Restructuring charge.”

We have incurred total restructuring charges between January 1, 2008 and December 31, 2009 of $51, comprised of $38 of branch closure charges and $13 of severance costs.

In addition to the restructuring charges discussed above, during the years ended December 31, 2009 and 2008, we recorded asset impairment charges of $12 and $8, respectively, in our general rentals segment. The 2009 impairment charge includes $9 reflected in depreciation of rental equipment in the accompanying consolidated statements of operations related to certain rental equipment, as well as $3 primarily related to leasehold improvement write-offs which are reflected in non-rental depreciation and amortization in the accompanying consolidated statements of operations. The 2008 impairment charge of $8 is reflected in depreciation of rental equipment in the accompanying consolidated statements of operations and relates to certain rental equipment.

There were no restructuring or asset impairment charges during the year ended December 31, 2007.

6.     Rental Equipment

Rental equipment consists of the following:

	December 31,
	2009	2008
Rental equipment	$3,736	$4,068
Less accumulated depreciation	(1,322)	(1,322)

Rental equipment, net	$2,414	$2,746

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

7.     Property and Equipment

Property and equipment consist of the following:

	December 31,
	2009	2008
Land	$120	$120
Buildings	229	229
Non-rental vehicles	22	32
Machinery and equipment	42	51
Furniture and fixtures	98	80
Leasehold improvements	162	142

	673	654
Less accumulated depreciation and amortization	(239)	(207)

Property and equipment, net	$434	$447

8.     Goodwill and Other Intangible Assets

We have made numerous acquisitions over the years, principally during the period from 1997 to 2000, that included the recognition of a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. We estimate the fair value of our reporting units (or our regions) using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market price data of stocks of corporations engaged in similar businesses. We review goodwill for impairment utilizing a two-step process. The first step of the impairment test requires a comparison of the fair value of each of our reporting units to the respective carrying value. If the carrying value of a reporting unit is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

During the fourth quarter of 2008, and in connection with the preparation of our year-end financial statements, we recognized an aggregate non-cash goodwill impairment charge of $1.1 billion related to certain reporting units within our general rentals segment. The charge reflected the challenges of the construction cycle, as well as the broader economic and credit environment, and includes $1.0 billion, reflecting conditions at the time of our annual October 1, 2008 testing date, as well as an additional $100 as of December 31, 2008 reflecting further deterioration in the economic and credit environment during the fourth quarter. Substantially all of the impairment charge relates to goodwill arising out of acquisitions made between 1997 and 2000.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2009:

	General rentals	Trench safety, pump and power	Total
Balance at January 1, 2007	$1,245	$93	$1,338
Goodwill related to acquisitions	4	—	4
Foreign currency translation and other adjustments	16	—	16

Balance at December 31, 2007	1,265	93	1,358
Impairment charges	(1,147)	—	(1,147)
Goodwill related to acquisitions	2	—	2
Foreign currency translation and other adjustments	(23)	—	(23)

Balance at December 31, 2008 (1)	97	93	190
Goodwill related to acquisitions	1	—	1
Foreign currency translation and other adjustments	5	—	5

Balance at December 31, 2009 (1)	$103	$93	196

(1)	The total carrying amount of goodwill at December 31, 2009 and 2008 is reflected net of $1,557 of accumulated impairment charges.

Other intangible assets primarily consist of customer relationships and non-compete agreements. Intangible assets were comprised of the following at December 31, 2009 and 2008:

	Weighted Average Remaining Amortization Period		As of December 31, 2009
	2009	2008	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	30 months	49 months	$25	$23	$2
Customer relationships	6 years	7 years	$62	$29	$33

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	$23	$19	$4
Customer relationships	$60	$25	$35

Amortization expense for other intangible assets was $8, $8 and $7 for the years ended December 31, 2009, 2008 and 2007, respectively.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

As of December 31, 2009, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2010	$7
2011	6
2012	6
2013	6
2014	4
Thereafter	6

$35

9.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2009	2008
Self-insurance accruals	$43	$41
Accrued compensation and benefit costs	19	43
Property and income taxes payable	17	21
Restructuring reserves (1)	21	13
Interest payable	36	46
Deferred revenue (2)	11	14
Other (3)	61	79

Accrued expenses and other liabilities	$208	$257

(1)	Relates to 2008 and 2009 branch closure charges and severance costs. See note 5 (“Restructuring and Asset Impairment Charges”) for additional detail.
(2)	Primarily relates to amounts billed to customers in excess of recognizable equipment rental revenue. See note 2 (“Revenue Recognition”) for additional detail.
(3)	Other includes multiple items, none of which is individually significant.

Other long-term liabilities consist of the following:

	December 31,
	2009	2008
Self-insurance accruals	$40	$45
Other	3	2

	$43	$47

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

10.    Debt

Debt consists of the following:

	December 31,
	2009	2008
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$193	$259
$1.360 billion ABL Facility (1)	337	689
6 1/2 percent Senior Notes	435	980
7 3/4 percent Senior Subordinated Notes	484	521
7 percent Senior Subordinated Notes	261	269
10 7/8 percent Senior Notes	486	—
9 1/4 percent Senior Notes	492	—
1 7/8 percent Convertible Senior Subordinated Notes	115	144
Other debt, including capital leases	31	45

Total URNA and subsidiaries debt	2,834	2,907
Less current portion	(125)	(13)

Long-term URNA and subsidiaries debt	2,709	2,894

Holdings:
14 percent HoldCo Notes	—	292
4 percent Convertible Senior Notes	117	—

Total long-term debt (2)	$2,826	$3,186

(1)	$954 and $19 were available under our ABL facility and accounts receivable securitization facility, respectively, at December 31, 2009. The ABL facility availability is reflected net of $69 of letters of credit. At December 31, 2009, the interest rates applicable to our ABL facility and accounts receivable securitization facility were 3.3 percent and 1.6 percent, respectively.
(2)

In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2  percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. Total long-term debt at December 31, 2009 and 2008 excludes $124 and $146, respectively, of these Debentures, which are separately classified in our consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflect the obligation to our subsidiary that has issued the QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the Trust. See note 11 (“Subordinated Convertible Debentures”) for additional detail.

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

•

standard termination events including, without limitation, a termination event if there is a change of control of Holdings or URNA, or if the long-term senior secured rating of URNA falls below either B+ from Standard & Poor’s Rating Services (“S&P”) or B2 from Moody’s Investors Service (“Moody’s”). As of February 1, 2010, the Company’s long-term senior secured debt was rated BB- by S&P and Ba2 by Moody’s; and

•	standard default, delinquency, dilution and days sales outstanding provisions.

ABL Facility. In June 2008, Holdings, URNA, and certain of our subsidiaries entered into a credit agreement providing for a five-year $1.250 ABL facility, a portion of which is available for borrowing in Canadian dollars. In October 2008 and November 2009, the ABL facility was upsized to $1.285 billion and $1.360 billion, respectively, further increasing our liquidity. The ABL facility is subject to, among other things, the terms of a borrowing base derived from the value of eligible rental equipment and eligible inventory. The borrowing base is subject to certain reserves and caps customary for financings of this type. All amounts borrowed under the credit agreement must be repaid on or before June 2013. Loans under the credit agreement bear interest, at URNA’s option: (i) in the case of loans in U.S. Dollars, at a rate equal to the London interbank offered rate or an alternate base rate, in each case plus a spread, or (ii) in the case of loans in Canadian dollars, at a rate equal to the Canadian prime rate or an alternate rate (Bankers Acceptance Rate), in each case plus a spread. The interest rates under the credit agreement are subject to change based on a total consolidated leverage ratio (a measurement of URNA’s total debt to adjusted EBITDA). A commitment fee accrues on any unused portion of the commitments under the credit agreement at a rate per annum based on usage. Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. The credit agreement also contains covenants that, unless certain financial and other conditions are satisfied, require URNA to satisfy various financial tests and to maintain certain financial ratios. As discussed below (see “Loan Covenants and Compliance”), the only financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio, and these covenants were suspended on June 9, 2009 because the availability, as defined in the agreement governing the ABL facility, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through December 31, 2009, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. In addition, the credit agreement contains customary negative covenants applicable to Holdings, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends or make certain other restricted payments on capital stock and certain other securities, (iv) prepay certain indebtedness and (v) make acquisitions and investments. The U.S. Dollar borrowings under the credit agreement are secured by substantially all of our assets and substantially all of the assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The U.S. Dollar borrowings under the credit agreement are guaranteed by Holdings and by URNA and, subject to

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries and from Holdings and URNA, and, subject to certain exceptions, our domestic subsidiaries. Under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders, among other things, to terminate our ABL facility and to require us to repay outstanding borrowings.

6 1/2 percent Senior Notes. In February 2004, URNA issued $1 billion aggregate principal amount of 6 1/2 percent Senior Notes (the “6 1/2 percent Notes”), which are due February 15, 2012. The net proceeds from the sale of the 6 1/2 percent Notes were approximately $985, after deducting offering expenses. The 6 1/2 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 6 1/2 percent Notes mature on February 15, 2012 and may be redeemed by URNA on or after February 15, 2008, at specified redemption prices that range from 103.25 percent in 2008 to 100.0 percent in 2010 and thereafter. The indenture governing the 6 1/2 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales, (viii) our ability to consolidate, merge or sell all or substantially all of our assets and (ix) sale-leaseback transactions, as well as a requirement to timely file periodic reports with the SEC. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 6 1/2 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. As previously disclosed, in January 2010, we announced that we will redeem the remaining $435 aggregate principal amount of outstanding 6 1/2 percent Notes at par in February 2010.

7 3/4 percent Senior Subordinated Notes. In November 2003, URNA issued $525 aggregate principal amount of 7 3/4 percent Senior Subordinated Notes (the “7 3/4 percent Notes”), which are due November 15, 2013. The net proceeds from the sale of the 7 3/4 percent Notes were $523 (after deducting the initial purchasers’ discount and offering expenses). The 7 3/4 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 7 3/4 percent Notes may be redeemed by URNA on or after November 15, 2008, at specified redemption prices that range from 103.875 percent in 2008 to 100.0 percent in 2011 and thereafter. The indenture governing the 7 3/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) dividends and other payments, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) the disposition of proceeds of asset sales and (viii) our ability to consolidate, merge or sell all or substantially all of our assets, as well as a requirement to timely file periodic reports with the SEC. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 7 3/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon.

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

10 7/8 percent Senior Notes. In June 2009, URNA issued $500 aggregate principal amount of 10 7/8 percent Senior Notes (the “10 7/8 percent Notes”), which are due June 15, 2016. The net proceeds from the sale of the 10 7/8 percent Notes were $471 (after deducting the initial purchasers’ discount and offering expenses). The 10 7/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 10 7/8 percent Notes may be redeemed on or after June 15, 2013 at specified redemption prices that range from 105.438 percent in 2013 to 100.0 percent in 2015 and thereafter. The indenture governing the 10 7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) indebtedness; (ii) restricted payments; (iii) liens; (iv) asset sales; (v) issuance of preferred stock of restricted subsidiaries; (vi) transactions with affiliates; (vii) dividend and other payment restrictions affecting restricted subsidiaries; (viii) designations of unrestricted subsidiaries; (ix) additional subsidiary guarantees and (x) mergers, consolidations or sales of substantially all of its assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 10 7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the December 31, 2009 carrying value of the 10 7/8 percent Notes and the $500 principal amount relates to a $14 original issue discount initially recognized in conjunction with the issuance of these notes, which is being amortized through the above maturity date. The effective interest rate on the 10 7/8 percent Notes is 11.50 percent.

9 1/4 percent Senior Notes. In November 2009, URNA issued $500 aggregate principal amount of 9 1/4 percent Senior Notes (the “9 1/4 percent Notes”), which are due December 15, 2019. The net proceeds from the sale of the 9 1/4 percent Notes were $480 (after deducting the initial purchasers’ discount and offering expenses). The 9 1/4 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 9 1/4 percent Notes may be redeemed on or after December 15, 2014 at specified redemption prices that range from 104.625 percent in 2014 to 100.0 percent in 2017 and thereafter. The indenture governing the 9 1/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) indebtedness; (ii) restricted payments; (iii) liens; (iv) asset sales; (v) issuance of preferred stock of restricted subsidiaries; (vi) transactions with affiliates; (vii) dividend and other payment restrictions affecting restricted subsidiaries; (viii) designations of unrestricted subsidiaries; (ix) additional subsidiary guarantees and (x) mergers, consolidations or sales of substantially all of its assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 9 1/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the December 31, 2009 carrying value of the 9 1/4 percent Notes and the $500 principal amount relates to an $8 original issue discount initially recognized in conjunction with the issuance of these notes, which is being amortized through the above maturity date. The effective interest rate on the 9 1/4 percent Notes is 9.50 percent.

1 7/8 percent Convertible Senior Subordinated Notes. In October and December 2003, URNA issued approximately $144 aggregate principal amount of 1 7 /8 percent Convertible Senior Subordinated Notes (the “1 7/8 percent Convertible Notes”), which are due October 15, 2023. The net proceeds from the sale of the 1 7/8 percent Convertible Notes were approximately $140, after deducting the initial purchasers’ discount and offering

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

expenses. The 1 7/8 percent Convertible Notes are unsecured and are guaranteed by Holdings. Holders of the 1 7/8 percent Convertible Notes may convert them into shares of common stock of Holdings prior to their maturity at a current conversion price of approximately $22.25 per share (subject to further adjustment in certain circumstances), if (i) the price of Holdings’ common stock reaches a specific threshold, (ii) the 1 7/8 percent Convertible Notes are called for redemption, (iii) specified corporate transactions occur or (iv) the trading price of the 1 7/8 percent Convertible Notes falls below certain thresholds. The 1 7/8 percent Convertible Notes mature on October 15, 2023 and may be redeemed on or after October 20, 2010, at 100.0 percent of the principal amount. Holders of the 1 7/8 percent Convertible Notes may require URNA to repurchase all or a portion of the 1 7/8 percent Convertible Notes in cash on each of October 15, 2010, October 15, 2013 and October 15, 2018 at 100 percent of the principal amount of the 1 7/8 percent Convertible Notes to be repurchased. The Holders of the 1 7/8 percent Convertible Notes are expected to require URNA to repurchase all of the 1 7/8 percent Convertible Notes in cash on October 15, 2010, and accordingly the 1 7/8 percent Convertible Notes are reflected in current maturities of long-term debt in our consolidated balance sheets.

14 percent HoldCo Notes. In June 2008, we repurchased all of our outstanding Series C and D preferred stock for approximately $679. Pursuant to the repurchase agreement with the preferred holders, Holdings issued to the former preferred holders $425 aggregate principal amount of 14 percent Senior HoldCo Notes due in 2014 (the “14 percent HoldCo Notes”) in partial payment of the repurchase price of the preferred stock. As of December 31, 2009, we repurchased and retired the entire principal amount of the 14 percent HoldCo Notes.

4 percent Convertible Senior Notes. In November 2009, Holdings issued $173 aggregate principal amount of unsecured 4 percent Convertible Senior Notes (the “4 percent Convertible Notes”), which are due November 15, 2015. The net proceeds from the sale of the 4 percent Convertible Notes were approximately $167, after commissions, fees and expenses, but before the $26 cost of the convertible note hedge transactions described below. Holders of the 4 percent Convertible Notes may convert them into shares of Holdings’ common stock prior to the close of business on the business day immediately preceding May 15, 2015 at an initial conversion price of approximately $11.11 per share of common stock (subject to further adjustment in certain circumstances), if (i) the price of Holdings’ common stock reaches a specific threshold, (ii) the trading price of the 4 percent Convertible Notes falls below certain thresholds or (iii) specified corporate transactions occur. If Holdings undergoes a fundamental change (as defined in the indenture governing the 4 percent Convertible Notes), holders of the 4 percent Convertible Notes may require Holdings to repurchase all or any portion of their 4 percent Convertible Notes for cash at a price equal to 100 percent of the principal amount of the 4 percent Convertible Notes to be purchased plus any accrued and unpaid interest, including any additional interest, up to but excluding the fundamental change purchase date. The difference between the December 31, 2009 carrying value of the 4 percent Convertible Notes and the $173 principal amount relates to a $56 original issue discount initially recognized in conjunction with the issuance of these notes, which is being amortized through the above maturity date. The original issue discount increased additional paid-in capital by $33, net of taxes, in our accompanying consolidated statements of stockholders’ equity (deficit), and represents the difference between the $173 of gross proceeds from the 4 percent Convertible Notes issuance and the fair value of the debt component of the 4 percent Convertible Notes. The effective interest rate on the debt component of the 4 percent Convertible Notes is 11.60 percent. The 4 percent Convertible Notes provide Holdings with a choice of net cash settlement or settlement in shares.

In connection with the 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 15.5 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to approximately $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock on November 10, 2009. However, in the event the market value of our common stock exceeds $15.56 per share, the settlement amount received from such transactions will only partially offset the potential dilution.

Retirement of Debt. During the years ended December 31, 2009 and 2008, we repurchased and retired certain of our outstanding debt securities. In connection with these repurchases, we recognized gains (losses) based on the difference between the net carrying amounts of the repurchased securities and the repurchase prices. A summary of our debt repurchase activity for the years ended December 31, 2009 and 2008 is as follows:

	Year ended December 31, 2009			Year ended December 31, 2008
	Repurchase price	Principal	Gain/(loss) (1)	Repurchase price	Principal	Gain/(loss) (1)
7 3/4 percent Senior Subordinated Notes	$31	$37	$5	$3	$4	$2
7 percent Senior Subordinated Notes	6	8	1	65	106	38
6 1/2 percent Senior Notes	533	545	6	14	20	5
1 7/8 percent Convertible Senior Subordinated Notes	26	29	2	—	—	—
14 percent Senior Notes	299	300	(7)	125	125	(4)

Total	$895	$919	$7	$207	$255	$41

(1)	The amount of the gain (loss) is calculated as the difference between the net carrying amount of the related security and the repurchase price. The net carrying amounts of the securities are less than the principal amounts due to capitalized debt issuance costs and any original issue discount. Aggregate debt issuance costs and original issue discount of $17 and $7 were written off in the years ended December 31, 2009 and 2008, respectively, in connection with the purchases. The gains (losses) are reflected in interest expense, net in our consolidated statements of operations.

Loan Covenants and Compliance

As of December 31, 2009, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

The only financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Both of these covenants were suspended on June 9, 2009 because the availability, as defined in the agreement governing the ABL facility, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through December 31, 2009, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

Maturities

Maturities of the Company’s debt for each of the next five years and thereafter at December 31, 2009 are as follows:

2010(1)	$125
2011	202
2012(2)	440
2013	822
2014	263
Thereafter	1,181

Total	$3,033

(1)

Holders of our 1 7/8 percent Convertible Notes may, and are expected to, require us to repurchase all of the 1 7/8 percent Convertible Notes in cash on October 15, 2010. Accordingly, the $115 principal amount of the 1 7/8 percent Convertible Notes outstanding at December 31, 2009 is reflected in the table above in 2010.

(2)

In January 2010, we announced that we will redeem the remaining $435 aggregate principal amount of outstanding 6 1/2 percent Notes at par in February 2010. The 6 1/2 percent Notes are reflected in the table above based on the maturity date of February 15, 2012.

11.    Subordinated Convertible Debentures

The subordinated convertible debentures included in our consolidated balance sheets reflect the obligation to a subsidiary trust of Holdings (the “Trust”) that has issued QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust.

In August 1998, the Trust issued and sold $300 of QUIPS in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. The initial convertible rate was 1.146 shares of common stock per preferred security (equivalent to an initial conversion price of $43.63 per share). In July 2008, following the completion of the modified “Dutch auction” tender offer (see note 15 “Common Stock”), the conversion price of the QUIPS was adjusted to $41.02 and, accordingly, each $50 (fifty dollars) in liquidation preference is now convertible into 1.219 shares of common stock. During the year ended December 31, 2009, we purchased an aggregate of $22 of QUIPS for $9. In connection with this transaction, we retired $22 principal amount of our subordinated convertible debentures and recognized a gain of $13. This gain is reflected in interest expense-subordinated convertible debentures, net, in our consolidated statements of operations. As of December 31, 2009 and 2008, the aggregate amount of Debentures outstanding was $124 and $146, respectively.

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

12.    Income Taxes

The components of the (benefit) provision for income taxes from continuing operations for each of the three years in the period ended December 31, 2009 are as follows:

	Year ended December 31,
	2009	2008	2007
Current
Federal	$(55)	$(3)	$116
Foreign	5	16	24
State and local	(1)	7	14

	(51)	20	154

Deferred
Federal	13	(99)	66
Foreign	2	(2)	4
State and local	(11)	(28)	(9)

	4	(129)	61

Total	$(47)	$(109)	$215

A reconciliation of the (benefit) provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35 percent to (loss) income from continuing operations before (benefit) provision for income taxes for each of the three years in the period ended December 31, 2009 is as follows:

	Year ended December 31,
	2009	2008	2007
Computed tax at statutory tax rate	$(38)	$(285)	$202
State income taxes, net of federal tax benefit	(7)	(14)	19
Non-deductible goodwill impairment charges	—	179	—
State income tax valuation allowance	—	1	(15)
Non-deductible expenses and other (1)	(1)	9	6
Foreign taxes	(1)	1	3

Total	$(47)	$(109)	$215

(1)	2008 non-deductible expenses and other includes a $5 non-deductible SEC settlement charge and a $5 write-off of foreign tax credit benefits.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

The components of deferred income tax assets (liabilities) are as follows:

	December 31, 2009			December 31, 2008
	Current	Non Current	Total	Current	Non Current	Total
Reserves and allowances	$66	$8	$74	$76	$21	$97
Intangibles	—	106	106	—	134	134
Net operating loss and credit carryforwards	—	134	134	—	47	47

Total deferred tax assets	66	248	314	76	202	278

Property and equipment	—	(671)	(671)	—	(615)	(615)
Valuation allowance	—	(1)	(1)	—	(1)	(1)

Total deferred tax liability	—	(672)	(672)	—	(616)	(616)

Total deferred income tax asset (liability)	$66	$(424)	$(358)	$76	$(414)	$(338)

As of December 31, 2009 and 2008, we had $6 and $7, respectively, of unrecognized tax benefits all of which would impact our effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Balance at January 1	$7	$7
Additions for tax positions of prior years	2	—
Settlements	(3)	—

Balance at December 31	$6	$7

We include interest accrued on the underpayment of income taxes in interest expense, and penalties, if any, related to unrecognized tax benefits in selling, general and administrative expense. For the years ended December 31, 2009 and 2008, interest expense of less than $1 and less than $2, respectively, related to income tax was reflected in our consolidated statement of operations. The Company has recognized receivables (included in prepaid expenses and other assets) as offsets to additions for tax positions of prior years.

We file income tax returns in the United States and in several foreign jurisdictions. With few exceptions, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2004. The Internal Revenue Service (“IRS”) has completed audits for periods prior to 2006. Canadian authorities have concluded income tax audits for periods prior to 2006, and the Company has agreed to these findings. The Company paid a cash settlement of $3 in the fourth quarter of 2009 relating to the 2003 through 2005 Canadian transfer pricing audit, which is now closed, and expects to make a cash payment of $1 in the first quarter of 2010. Included in the balance of unrecognized tax benefits at December 31, 2009 are certain tax positions for which it is reasonably possible that the total amounts of the unrecognized tax benefits for those tax positions could significantly change during the next 12 months. However, based on the status of the ongoing audit examinations and alternative settlement options available to the Company for certain of these tax positions, which could include legal proceedings, it is not possible to estimate the amount of the change, if any, to the previously recorded uncertain tax positions.

For financial reporting purposes, income from continuing operations before income taxes for our foreign subsidiaries was $25, $37 and $65 for the years ended December 31, 2009, 2008 and 2007, respectively. At

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

December 31, 2009, unremitted earnings of foreign subsidiaries were approximately $127. Since it is our intention to indefinitely reinvest these earnings, no U.S. taxes have been provided for these amounts. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.

We have net operating loss carryforwards (“NOLs”) of $876 for state income tax purposes that expire from 2010 through 2029. We have recorded a valuation allowance against this deferred asset of $1 as of December 31, 2009 and 2008. We have NOLs of $180 for federal income tax purposes that expire in 2029. We have not recorded a valuation allowance against this deferred tax asset because it is deemed more likely than not that such benefit will be realized in the future. During the third and fourth quarters of 2007, we recorded benefits of $15, in the aggregate, within the income tax provision relating to the reversal of a valuation allowance associated with certain state deferred tax assets and NOLs. During 2007, we also released the remaining valuation allowance of $1, which had been previously recorded for foreign tax credit carryforwards that expire from 2009 through 2016.

13.    Commitments and Contingencies

SEC Non-Public Fact Finding Inquiry and Special Committee Review

As previously reported, in 2004 the SEC commenced a non-public, fact-finding inquiry concerning the Company. In March 2005, our board of directors formed a Special Committee of independent directors to review matters related to the SEC inquiry. In January 2006, the board of directors received and acted upon findings of the Special Committee. Those actions and the actions that we took with respect to certain other accounting matters are discussed in our annual report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

In December 2007, a former chief financial officer of the Company, who left the Company in late 2002, pled guilty to making a false filing with the SEC in connection with the Company’s annual report on Form 10-K for the year ended December 31, 2000 and settled a separate civil enforcement action brought against him by the SEC alleging various violations of the securities laws. In October 2009, another former chief financial officer, who had been terminated in 2005 after he failed to cooperate with the Special Committee’s review, pled guilty to conspiring to falsify Company records during 2002 and 2003 and settled the related civil enforcement action that had been brought against him by the SEC.

We previously announced on September 8, 2008 that we had reached a final settlement with the SEC of its inquiry covering the issues identified in the Special Committee’s findings and other accounting matters discussed in the 2004 Form 10-K.

Derivative Litigation and Stockholder Class Action Lawsuits

In January 2005, an alleged stockholder filed an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purportedly suing derivatively on the Company’s behalf. The action, entitled Gregory Riegel v. John N. Milne, et al., named as defendants certain of our current and/or former directors and/or officers, and named the Company as a nominal defendant. The complaint asserted, among other things, that the defendants breached their fiduciary duties to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to stockholders and the market and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The complaint seeks unspecified compensatory damages, costs and expenses against the defendants. The parties to the Riegel action agreed that the proceedings in this action would be stayed pending the resolution of the motions to dismiss in certain previously-filed purported stockholder class actions. As reported in our quarterly report on Form 10-Q for the

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

period ended September 30, 2009, those purported class actions were commenced in 2004 and were dismissed with prejudice, pursuant to a stipulation of settlement in May 2009.

Subsequent to our November 14, 2007 announcement that affiliates of Cerberus Capital Management, L.P. (“Cerberus”) had notified us that they were not prepared to proceed with the purchase of the Company on the terms set forth in the merger agreement, three putative class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut. The plaintiff in each of the lawsuits sought to sue on behalf of a purported class of persons who purchased or otherwise acquired our securities between August 29, 2007 and November 14, 2007. The lawsuits named as defendants the Company, our directors and certain of our officers and alleged, among other things, that the named plaintiff and members of the purported class suffered damages when they purchased or otherwise acquired securities issued by the Company, as a result of false and misleading statements and/or material omissions relating to the contemplated merger with affiliates of Cerberus, contained in (i) proxy materials that the Company disseminated and/or filed with the SEC in anticipation of the October 19, 2007 special meeting of stockholders; and/or (ii) certain of the Company’s filings with the SEC and other public statements. On the basis of those allegations, plaintiff in each action asserted claims under Sections 10(b) and 14(a) of the Exchange Act and Rules 10b-5 and 14a-9 thereunder; and against the individual defendants under Section 20(a) of the Exchange Act. The complaints in these actions sought unspecified compensatory damages, costs, expenses and fees. The Court subsequently entered an order consolidating the three actions and appointed First New York Securities, L.L.C. and Omni Partners LLP as lead plaintiffs for the purported class. The actions are now consolidated under the caption First New York Securities, L.L.C., et al. v. United Rentals, Inc., et al.

On March 24, 2008, pursuant to a schedule approved by the Court, lead plaintiffs filed a consolidated amended complaint, which, among other things, (i) amended the purported class period to include purchasers of our securities from July 23, 2007 to November 14, 2007; (ii) dropped as defendants one of our officers and all but one of our directors; (iii) named as additional defendants Cerberus, certain of its affiliates, its chief executive officer and one of its managing directors; and (iv) withdrew the previously asserted claim under Section 14(a) of the Exchange Act and Rule 14a-9 thereunder. On March 10, 2009, the United States District Court for the District of Connecticut granted defendants’ motions to dismiss the consolidated amended complaint without prejudice, and granted lead plaintiffs leave to move to reopen the case within 30 days and to file a proposed amended complaint. On April 9, 2009, lead plaintiffs moved to reopen the case and for leave to file a second consolidated amended complaint. With the court’s permission, lead plaintiffs filed their second consolidated amended complaint on April 16, 2009. The second consolidated amended complaint continued to assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and, among other things: (i) amended the purported class period to include purchasers of our publicly traded securities from August 30, 2007 to November 14, 2007, and (ii) dropped as defendants one of our directors and the Cerberus related defendants. On August 24, 2009, the Court granted defendants’ motion to dismiss the second consolidated amended complaint with prejudice and subsequently entered judgment in favor of defendants. On September 22, 2009, lead plaintiffs filed a notice of appeal from the judgment dismissing the consolidated actions. We intend to continue to defend against the consolidated actions vigorously.

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

Indemnification

The Company indemnifies its officers and directors pursuant to indemnification agreements and may in addition indemnify these individuals as permitted by Delaware law. Accordingly, in connection with the purported class action lawsuits, the purported stockholder derivative litigation, the SEC inquiry, the U.S. Attorney’s Office inquiry and related review of the Special Committee described above, the Company has advanced counsel fees and other reasonable fees and expenses, actually and necessarily incurred by the present and former directors and officers who are involved, in an aggregate amount of approximately $18. Each of the individuals is required to execute an undertaking to repay such expenses if he or she is finally found not to be entitled to indemnification.

Operating Leases

We lease rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require us to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental payments. Future minimum lease payments, including the maximum potential guarantee amounts associated with some of our non-rental equipment operating leases for which we guarantee that the value of the equipment at the end of the lease term will not be less than a specified projected residual value, by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2009:

	Real Estate Leases	Non-Rental Equipment Leases
2010	$78	$51
2011	69	25
2012	62	17
2013	52	10
2014	40	5
Thereafter	120	4

	$421	$112

Rent expense under all non-cancelable real estate, rental equipment and other equipment operating leases totaled $136, $142 and $148 for the years ended December 31, 2009, 2008 and 2007, respectively. Our real estate leases provide for varying terms, including customary escalation clauses.

Employee Benefit Plans

We currently sponsor two defined contribution 401(k) retirement plans, which are subject to the provisions of Employee Retirement Income Security Act of 1974. We also sponsor a deferred profit sharing plan for the benefit of the full-time employees of our Canadian subsidiaries. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $2, $8 and $8 in the years ended December 31, 2009, 2008 and 2007, respectively. The decline in company contributions in 2009 primarily reflects a reduction in the maximum amount of participants’ contributions that we match.

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

14.    Preferred Stock

In June 2008, we repurchased all of outstanding Series C and Series D preferred stock for approximately $679. In conjunction with the repurchase of the preferred stock, and in accordance with GAAP, we recorded a preferred stock redemption charge of $239 as a reduction of net income available to common stockholders. This charge, which is also reflected as a reduction of retained earnings in our accompanying consolidated statements of stockholders’ equity (deficit), primarily represents the difference between the fair value of the cash and note consideration issued to the preferred holders and the $431 carrying value of the preferred stock. As a result of the preferred stock repurchase, our stockholders’ equity (deficit) balance was reduced by $670 in 2008.

15.    Common Stock

We have 500 million authorized shares of common stock, $0.01 par value. In July 2008 and in connection with a modified “Dutch auction” tender offer, we accepted for payment an aggregate of 27.16 million shares of our common stock at a price of $22.00 per share, for a total cost of $603 (including fees and expenses). The number of shares of common stock purchased in the tender offer represented approximately 31.4 percent of the total common stock outstanding on the last full trading day prior to the commencement of the offer. At December 31, 2009 and 2008, there were (i) 0.0 million and 0.5 million shares of common stock reserved for the exercise of warrants, respectively (ii) 2.8 million and 2.3 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans, respectively, (iii) 3.0 million and 3.6 million shares of common stock reserved for the conversion of outstanding QUIPS of the Trust, respectively, (iv) 5.3 million and 6.6 million shares of common stock reserved for the conversion of 1 7/8 percent Convertible Notes, respectively, and (v) 19.4 million and 0.0 million shares of common stock reserved for the conversion of 4 percent Convertible Notes, respectively.

As of December 31, 2009, 1.2 million shares were available for grant of stock and options under our 2001 Comprehensive Stock Plan.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2007	6,351	$20.18
Granted	165	30.59
Exercised	(1,525)	20.28
Canceled	(393)	29.93

Outstanding at December 31, 2007	4,598	19.69
Granted	70	17.38
Exercised	(608)	12.59
Canceled	(1,719)	19.03

Outstanding at December 31, 2008	2,341	21.94
Granted	910	3.74
Exercised	—	—
Canceled	(469)	25.45

Outstanding at December 31, 2009	2,782	$15.40

Exercisable at December 31, 2007	4,530	$19.65
Exercisable at December 31, 2008	2,298	$22.14
Exercisable at December 31, 2009	1,869	$21.03

As of December 31, 2009 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Amount Exercisable	Weighted Average Exercise Price
$ 0.01- 5.00	850	9.2	$3.43	—	$—
5.01-10.00	49	7.9	8.14	19	7.70
10.01-15.00	120	4.4	13.14	87	13.90
15.01-20.00	234	4.0	18.06	234	18.06
20.01-25.00	1,496	3.3	21.94	1,496	21.94
25.01-30.00	30	5.1	26.55	30	26.55
30.01-35.00	3	6.3	34.86	3	34.86

	2,782		$15.40	1,869	$21.03

Warrants. As of December 31, 2009 and 2008, there were outstanding warrants to purchase an aggregate of 0.0 million and 0.5 million shares of common stock, respectively. The weighted-average exercise prices of the warrants were $16.69 and $29.16 per share as of December 31, 2009 and 2008, respectively. The warrants may be exercised through 2010.

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

16.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2009 (1)(3):
Total revenues	$594	$615	$592	$557	$2,358
Gross profit	144	141	180	145	610
Operating income	18	5	67	24	114
Loss from continuing operations	(19)	(17)	—	(24)	(60)
Per share—basic	(0.32)	(0.28)	—	(0.39)	(0.98)
Per share—diluted	(0.32)	(0.28)	—	(0.39)	(0.98)
Net loss	(19)	(17)	—	(26)	(62)
For the year ended December 31, 2008 (2)(3):
Total revenues	$772	$831	$873	$791	$3,267
Gross profit	249	286	336	247	1,118
Operating income (loss)	102	128	188	(1,048)	(630)
Income (loss) from continuing operations	38	37	74	(853)	(704)
Per share—basic	0.37	(2.33)	1.11	(14.25)	(12.62)
Per share—diluted	0.34	(2.33)	0.98	(14.25)	(12.62)
Net income (loss)	38	37	74	(853)	(704)

(1)

During the fourth quarter of 2009, we repurchased and retired an aggregate of $429 principal amount of our outstanding 6 1/2 percent Senior Notes due 2012 and 14 percent Senior Notes due 2014. Interest expense, net for the fourth quarter of 2009 includes a pre-tax loss of $9, representing the difference between the net carrying amount of these securities and the total purchase price of $430. Additionally, during the quarter, we recognized restructuring charges of $6 related to the closure of 13 branches and reductions in headcount of approximately 400. During the quarter, we also recognized asset impairment charges of $3. These asset impairment charges include $2 reflected in depreciation of rental equipment, and $1 primarily related to leasehold improvement write-offs which are reflected in non-rental depreciation and amortization.

(2)

During the fourth quarter of 2008, we recognized an aggregate non-cash goodwill impairment charge of $1.1 billion related to certain reporting units within our general rentals segment. The impairment charge reflected the challenges of the construction cycle as well as the broader economic and credit environment. In the fourth quarter of 2008, we also repurchased and retired an aggregate of $130 principal amount of our outstanding 6 1/2 percent Senior Notes due 2012, 7 3/4 percent Senior Subordinated Notes due 2013 and 7 percent Senior Subordinated Notes due 2014. Interest expense, net for the fourth quarter of 2008 includes a pre-tax gain of $45, representing the difference between the net carrying amount of these securities and the total purchase price of $82. Additionally, during the fourth quarter of 2008, we recognized restructuring charges of $14 related to the closure of 44 branches and reductions in headcount of approximately 500. During the quarter, we also recognized a non-cash impairment charge of $8 within depreciation of rental equipment related to certain rental assets.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

(3)	Diluted earnings (loss) per share from continuing operations includes the after-tax impacts of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2009:
Restructuring charge (5)	$(0.04)	$(0.22)	$—	$(0.07)	$(0.29)
Gains (losses) on repurchase/retirement of debt securities and subordinated convertible debentures	0.04	0.27	(0.01)	(0.08)	0.19
Asset impairment charge (6)	—	(0.09)	—	(0.03)	(0.12)
For the year ended December 31, 2008:
Restructuring charge (5)	$(0.02)	$(0.01)	$(0.01)	$(0.14)	$(0.17)
Goodwill impairment charge (7)	—	—	—	(15.21)	(12.19)
Gains (losses) on repurchase/retirement of debt securities	—	—	(0.03)	0.44	0.32
Asset impairment charge (6)	—	—	—	(0.08)	(0.06)
Charge related to settlement of SEC inquiry	—	(0.16)	—	—	(0.19)
Preferred stock redemption charge (8)	—	(2.76)	—	—	(3.19)
Foreign tax credit valuation allowance and other (9)	—	(0.09)	—	—	(0.10)

(5)	As discussed above (see note 5 “Restructuring and Asset Impairment Charges”), this relates to branch closure charges and severance costs.
(6)	As discussed above (see note 5 “Restructuring and Asset Impairment Charges”), this non-cash charge primarily relates to the impact of impairing certain rental equipment and leasehold improvement write-offs.
(7)	As discussed above (see note 8 “Goodwill and Other Intangible Assets”), we recognized a non-cash goodwill impairment charge in the fourth quarter of 2008 related to certain reporting units within our general rentals segment. The charge reflected the challenges of the construction cycle, as well as the broader economic and credit environment. Substantially all of the impairment charge relates to goodwill arising out of acquisitions made between 1997 and 2000.
(8)	This charge, which relates to the June 2008 repurchase of our Series C and Series D Preferred Stock, reduces income available to common stockholders for earnings per share purposes, but does not affect net income (loss).
(9)	Primarily relates to the establishment of a valuation allowance related to certain foreign tax credits that, as a result of the preferred stock redemption, were no longer expected to be realized.

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

17.    Earnings (Loss) Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding and, if dilutive, the Series C and Series D preferred shares as if converted to common shares since such shares are participating securities. (As previously reported and as discussed in note 14 to our consolidated financial statements and elsewhere in this report, in June 2008, we repurchased all of our outstanding Series C and Series D preferred stock and recorded a preferred stock redemption charge of $239.) Diluted earnings per share for 2007 include the impact of other diluted securities. 2009 and 2008 diluted earnings per share exclude the impact of approximately 11.8 million and 10.7 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Year Ended December 31,
	2009	2008	2007
Numerator:
(Loss) income from continuing operations	$(60)	$(704)	$363
Convertible debt interest	—	—	2
Subordinated convertible debt interest	—	—	5
Preferred stock redemption charge	—	(239)	—

(Loss) income from continuing operations available to common stockholders	(60)	(943)	370
Loss from discontinued operation, net of taxes	(2)	—	(1)

Net (loss) income available to common stockholders	$(62)	$(943)	$369

Denominator:
Weighted-average common shares	60,100	74,734	83,445
Series C preferred	—	—	12,000
Series D preferred	—	—	5,000

Denominator for basic (loss) earnings per share—weighted-average shares	60,100	74,734	100,445
Effect of dilutive securities:
Employee stock options and warrants	—	—	2,962
Convertible subordinated notes	—	—	6,461
Subordinated convertible debentures	—	—	3,342
Restricted stock units and phantom shares	—	—	512

Denominator for dilutive (loss) earnings per share—adjusted weighted-average shares	60,100	74,734	113,722

Basic (loss) earnings per share available to common stockholders:
(Loss) income from continuing operations (inclusive of preferred stock redemption charge)	$(0.98)	$(12.62)	$3.61
Loss from discontinued operation	(0.04)	—	(0.01)

Net (loss) income	$(1.02)	$(12.62)	$3.60

Diluted (loss) earnings per share available to common stockholders:
(Loss) income from continuing operations (inclusive of preferred stock redemption charge)	$(0.98)	$(12.62)	$3.26
Loss from discontinued operation	(0.04)	—	(0.01)

Net (loss) income	$(1.02)	$(12.62)	$3.25

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

18.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

URNA is 100 percent owned by Holdings (“Parent”) and has outstanding (i) certain indebtedness that is guaranteed by Parent and (ii) certain indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose entity (the “SPV”) which holds receivable assets relating to the Company’s accounts receivable securitization, all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”). However, this indebtedness is not guaranteed by URNA’s foreign subsidiaries and the SPV (together, the “non-guarantor subsidiaries”). The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, are presented. The condensed consolidating financial information of the Parent and its subsidiaries are as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$5	$3	$161	$—	$—	$169
Accounts receivable, net	—	9	8	60	260	—	337
Intercompany receivable (payable)	74	(599)	672	(147)	—	—	—
Inventory	—	21	17	6	—	—	44
Prepaid expenses and other assets	—	53	23	13	—	—	89
Deferred taxes	—	26	40	—	—	—	66

Total current assets	74	(485)	763	93	260	—	705

Rental equipment, net	—	1,363	788	263	—	—	2,414
Property and equipment, net	47	210	148	29	—	—	434
Investments in subsidiaries	190	1,948	—	—	—	(2,138)	—
Goodwill and other intangibles, net	—	102	85	44	—	—	231
Other long-term assets	9	63	2	—	1	—	75

Total assets	$320	$3,201	$1,786	$429	$261	$(2,138)	$3,859

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current maturities of long-term debt	$—	$125	$—	$—	$—	$—	$125
Accounts payable	—	61	50	17	—	—	128
Accrued expenses and other liabilities	43	71	74	20	—	—	208

Total current liabilities	43	257	124	37	—	—	461
Long-term debt	117	2,375	141	—	193	—	2,826
Subordinated convertible debentures	124	—	—	—	—	—	124
Deferred taxes	14	379	—	31	—	—	424
Other long-term liabilities	41	—	2	—	—	—	43

Total liabilities	339	3,011	267	68	193	—	3,878

Total stockholders’ (deficit) equity	(19)	190	1,519	361	68	(2,138)	(19)

Total liabilities and stockholders’ (deficit) equity	$320	$3,201	$1,786	$429	$261	$(2,138)	$3,859

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

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$957	$645	$228	$—	$—	$1,830
Sales of rental equipment	—	131	69	29	—	—	229
New equipment sales	—	44	26	16	—	—	86
Contractor supplies sales	—	49	47	25	—	—	121
Service and other revenues	—	51	28	13	—	—	92

Total revenues	—	1,232	815	311	—	—	2,358

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	469	329	112	—	—	910
Depreciation of rental equipment	—	231	139	47	—	—	417
Cost of rental equipment sales	—	132	65	25	—	—	222
Cost of new equipment sales	—	38	22	13	—	—	73
Cost of contractor supplies sales	—	36	36	17	—	—	89
Cost of service and other revenues	—	21	10	6	—	—	37

Total cost of revenues	—	927	601	220	—	—	1,748

Gross profit	—	305	214	91	—	—	610
Selling, general and administrative expenses	19	175	144	51	19	—	408
Restructuring charge	—	12	17	2	—		31
Non-rental depreciation and amortization	12	18	23	4	—	—	57

Operating (loss) income	(31)	100	30	34	(19)	—	114
Interest expense, net	40	176	6	—	4	—	226
Interest expense-subordinated convertible debentures, net	(4)	—	—	—	—	—	(4)
Other (income) expense, net	(66)	50	45	8	(38)	—	(1)

(Loss) income from continuing operations before (benefit) provision for income taxes	(1)	(126)	(21)	26	15	—	(107)
(Benefit) provision for income taxes	—	(51)	(9)	7	6	—	(47)

(Loss) income from continuing operations	(1)	(75)	(12)	19	9	—	(60)
Loss from discontinued operation, net of taxes	—	(2)	—	—	—	—	(2)

(Loss) income before equity in net earnings of subsidiaries	(1)	(77)	(12)	19	9	—	(62)
Equity in net (loss) earnings of subsidiaries	(61)	16	—	—	—	45	—

Net (loss) income	$(62)	$(61)	$(12)	$19	$9	$45	$(62)

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,211	$974	$311	$—	$—	$2,496
Sales of rental equipment	—	138	99	27	—	—	264
New equipment sales	—	81	59	39	—	—	179
Contractor supplies sales	—	78	97	37	—	—	212
Service and other revenues	—	61	40	15	—	—	116

Total revenues	—	1,569	1,269	429	—	—	3,267

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	544	457	136	—	—	1,137
Depreciation of rental equipment	—	239	165	51	—	—	455
Cost of rental equipment sales	—	104	77	17	—	—	198
Cost of new equipment sales	—	69	50	32	—	—	151
Cost of contractor supplies sales	—	59	75	28	—	—	162
Cost of service and other revenues	—	23	16	7	—	—	46

Total cost of revenues	—	1,038	840	271	—	—	2,149

Gross profit	—	531	429	158	—	—	1,118
Selling, general and administrative expenses	23	226	168	71	21	—	509
Restructuring charge	—	18	—	2	—	—	20
Charge related to settlement of SEC inquiry	14	—	—	—	—	—	14
Goodwill impairment charge	—	108	950	89	—	—	1,147
Non-rental depreciation and amortization	18	19	17	4	—	—	58

Operating (loss) income	(55)	160	(706)	(8)	(21)	—	(630)
Interest expense, net	32	130	7	1	4	—	174
Interest expense-subordinated convertible debentures	9	—	—	—	—	—	9
Other (income) expense, net	(86)	68	60	14	(56)	—	—

(Loss) income from continuing operations before provision (benefit) for income taxes	(10)	(38)	(773)	(23)	31	—	(813)
Provision (benefit) for income taxes	1	(71)	(66)	16	11	—	(109)

(Loss) income before equity in net (loss) earnings of subsidiaries	(11)	33	(707)	(39)	20	—	(704)
Equity in net (loss) earnings of subsidiaries	(693)	(726)	—	—	—	1,419	—

Net (loss) income	$(704)	$(693)	$(707)	$(39)	$20	$1,419	$(704)

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,278	$1,068	$306	$—	$—	$2,652
Sales of rental equipment	—	159	122	38	—	—	319
New equipment sales	—	110	80	40	—	—	230
Contractor supplies sales	—	152	174	52	—	—	378
Service and other revenues	—	69	51	16	—	—	136

Total revenues	—	1,768	1,495	452	—	—	3,715

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	541	509	132	—	—	1,182
Depreciation of rental equipment	—	221	166	50	—	—	437
Cost of rental equipment sales	—	120	89	26	—	—	235
Cost of new equipment sales	—	89	68	33	—	—	190
Cost of contractor supplies sales	—	133	135	38	—	—	306
Cost of service and other revenues	—	29	19	7	—	—	55

Total cost of revenues	—	1,133	986	286	—	—	2,405

Gross profit	—	635	509	166	—	—	1,310
Selling, general and administrative expenses	—	267	233	78	20	—	598
Non-rental depreciation and amortization	10	21	19	4	—	—	54

Operating (loss) income	(10)	347	257	84	(20)	—	658
Interest expense, net	—	178	—	6	3	—	187
Interest expense-subordinated convertible debentures	9	—	—	—	—	—	9
Other (income) expense, net	(166)	44	59	9	(62)	—	(116)

Income from continuing operations before provision for income taxes	147	125	198	69	39	—	578
Provision for income taxes	55	46	74	26	14	—	215

Income from continuing operations	92	79	124	43	25	—	363
Income (loss) from discontinued operation, net of taxes	—	3	(4)	—	—	—	(1)

Income before equity in net earnings of subsidiaries	92	82	120	43	25	—	362
Equity in net earnings of subsidiaries	270	188	—	—	—	(458)	—

Net income (loss)	$362	$270	$120	$43	$25	$(458)	$362

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$26	$180	$22	$70	$140	$—	$438
Net cash (used in) provided by investing activities	(23)	(50)	(26)	5	—	—	(94)
Net cash (used in) provided by financing activities	(3)	(125)	3	(3)	(140)	—	(268)
Effect of foreign exchange rate	—	—	—	16	—	—	16

Net increase (decrease) in cash and cash equivalents	—	5	(1)	88	—	—	92
Cash and cash equivalents at beginning of period	—	—	4	73	—	—	77

Cash and cash equivalents at end of period	$—	$5	$3	$161	$—	$—	$169

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$12	$447	$142	$98	$65	$—	$764
Net cash used in investing activities	(19)	(212)	(146)	(69)	—	—	(446)
Net cash provided by (used in) financing activities	7	(560)	8	(2)	(65)	—	(612)
Effect of foreign exchange rate	—	—	—	(10)	—	—	(10)

Net (decrease) increase in cash and cash equivalents	—	(325)	4	17	—	—	(304)
Cash and cash equivalents at beginning of period	—	325	—	56	—	—	381

Cash and cash equivalents at end of period	$—	$—	$4	$73	$—	$—	$77

UNITED RENTALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data and unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2007

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities—continuing operations	$113	$428	$233	$48	$37	$—	$859
Net cash provided by operating activities—discontinued operation	—	—	9	—	—	—	9

Net cash provided by operating activities	113	428	242	48	37	—	868

Net cash used in investing activities—continuing operations	(18)	(332)	(246)	(75)	—	—	(671)
Net cash provided by investing activities—discontinued operation	—	66	1	—	—	—	67

Net cash used in investing activities	(18)	(266)	(245)	(75)	—	—	(604)

Net cash (used in) provided by financing activities	(95)	123	—	(4)	(37)	—	(13)
Effect of foreign exchange rate	—	—	—	11	—	—	11

Net increase (decrease) in cash and cash equivalents	—	285	(3)	(20)	—	—	262
Cash and cash equivalents at beginning of period	—	40	3	76	—	—	119

Cash and cash equivalents at end of period	$—	$325	$—	$56	$—	$—	$381

19. Subsequent Event

Subsequent to December 31, 2009 and through our financial statement issuance date of February 3, 2010, as discussed in note 10, “Debt”, and elsewhere, we announced that we will redeem the remaining principal amount of our outstanding 6 1/2 percent Senior Notes in February 2010. Except as it relates to this matter, there were no other subsequent events during this period.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

UNITED RENTALS, INC.

(Dollars in millions, except per share data and unless otherwise indicated)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2009:
Allowance for doubtful accounts	$23	$16	$14	(a)	$25
Reserve for obsolescence and shrinkage	1	7	7	(b)	1
Self-insurance reserve	86	99	102	(c)	83

Year ended December 31, 2008:
Allowance for doubtful accounts	$26	$14	$17	(a)	$23
Reserve for obsolescence and shrinkage	5	6	10	(b)	1
Self-insurance reserve	97	90	101	(c)	86

Year ended December 31, 2007:
Allowance for doubtful accounts	$34	$9	$17	(a)	$26
Reserve for obsolescence and shrinkage	6	13	14	(b)	5
Self-insurance reserve	99	107	109	(c)	97

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

The Company’s management carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2009. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of United Rentals, Inc.

We have audited United Rentals, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Rentals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, United Rentals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Rentals, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009 of United Rentals, Inc. and our report dated February 3, 2010, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 3, 2010

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”), which will be filed with the SEC on or before March 31, 2010.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the 2010 Proxy Statement, which will be filed with the SEC on or before March 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the 2010 Proxy Statement, which will be filed with the SEC on or before March 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the 2010 Proxy Statement, which will be filed with the SEC on or before March 31, 2010.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the 2010 Proxy Statement, which will be filed with the SEC on or before March 31, 2010.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report

(1) Consolidated financial statements:

Report of Independent Registered Public Accounting Firm on Financial Statements

United Rentals, Inc. Consolidated Balance Sheets—December 31, 2009 and 2008

United Rentals, Inc. Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

United Rentals, Inc. Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2009, 2008 and 2007

United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to consolidated financial statements

(2) Schedules to the financial statements:

Schedule II Valuation and Qualifying Accounts

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.

(b) Description of exhibits

Exhibit Number		Description of Exhibit
3	(a)	Restated Certificate of Incorporation of United Rentals, Inc., dated March 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)

3	(b)	By-laws of United Rentals, Inc., amended as of January 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on January 20, 2009)

3	(c)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(d)	By-laws of United Rentals (North America), Inc., (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

4	(a)	Form of Certificate representing United Rentals, Inc. Common Stock (incorporated by reference to Exhibit 4 of Amendment No. 2 to the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117, filed on December 3, 1997)

4	(b)	Rights Agreement, dated September 28, 2001, between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

4	(c)	First Amendment, dated as of July 22, 2007, to the Rights Agreement, dated September 28, 2001, between United Rentals, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on July 24, 2007)

4	(d)	Second Amendment, dated as of October 16, 2008 to the Rights Agreement, dated September 28, 2001, between United Rentals, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2008)

Exhibit Number		Description of Exhibit
4	(e)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

4	(f)	Certificate of Trust of United Rentals Trust I (incorporated by reference to Exhibit 4(a) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463, filed on September 28, 1998)

4	(g)	Amended and Restated Trust Agreement, dated August 5, 1998, relating to United Rentals Trust I, among United Rentals, Inc., The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein (incorporated by reference to Exhibit 10(ii) of the United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171, filed on September 10, 1998)

4	(h)	Form of Certificate representing 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPs”) (incorporated by reference to Exhibit 4(e) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463, filed on September 28, 1998)

4	(i)	Indenture, dated August 5, 1998, relating to 6 1/2 percent Convertible Subordinated Debentures, between United Rentals, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(hh) of the United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171, filed on September 10, 1998)

4	(j)	Form of Certificate representing 6 1/2 percent Convertible Subordinated Debentures (incorporated by reference to Exhibit 4(f) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463, filed on September 28, 1998)

4	(k)	Guarantee Agreement, dated August 5, 1998, between United Rentals, Inc. and The Bank of New York (incorporated by reference to Exhibit 10(jj) of the United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171, filed on September 10, 1998)

4	(l)	Supplement, dated as of September 19, 2005, relating to the QUIPs (incorporated by reference to Exhibit 4.5 of the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(m)	Indenture, dated as of October 31, 2003, relating to 1 7/8 percent Convertible Senior Subordinated Notes due 2023, among United Rentals (North America), Inc., United Rentals, Inc., as Guarantor, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(a) of the United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

4	(n)	Supplemental Indenture, dated as of September 19, 2005, relating to 1 7/8 percent Convertible Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.4 of the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(o)	Form of 1 7/8 percent Convertible Senior Subordinated Notes due 2023 (incorporated by reference to Section 2.02 of Exhibit 4(a) of the United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

4	(p)	Indenture, dated as of November 12, 2003, relating to 7 3/4 percent Senior Subordinated Notes due 2013, among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(b) of the United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

4	(q)	Supplemental Indenture, dated as of September 19, 2005, relating to 7 3/4 percent Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

Exhibit Number		Description of Exhibit
4	(r)	Form of 7 3/4 percent Senior Subordinated Notes due 2013 (incorporated by reference to Exhibits A-1 and A-2 of Exhibit 4(b) of the United Rentals, Inc. Report on Form 10-Q for the quarterly period ended September 30, 2003)

4	(s)	Indenture, dated as of January 28, 2004, relating to 7 percent Senior Subordinated Notes due 2014, among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(t)	Supplemental Indenture, dated as of September 19, 2005, relating to 7 percent Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 of the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(u)	Form of 7 percent Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits A-1 and A-2 of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(v)	Indenture, dated as of February 17, 2004, relating to 6 1/2 percent Senior Notes due 2012, among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(w)	Supplemental Indenture, dated as of September 19, 2005, relating to 6 1/2 percent Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(x)	Form of 6 1/2 percent Senior Notes due 2012 (incorporated by reference to Exhibits A-1 and A-2 of Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(y)	Indenture, dated as of June 10, 2008, relating to 14 percent Senior Notes due 2014, between United Rentals, Inc. and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on June 12, 2008)

4	(z)	Form of 14 percent Senior Notes due 2014 (incorporated by reference to Exhibits A-1 and A-2 of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on June 12, 2008)

4	(aa)	Indenture, dated as of June 9, 2009, relating to 10 7/ 8 percent Senior Notes due 2016, among United Rentals (North America), Inc., United Rentals, Inc., the Subsidiaries named in Schedule A and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on June 12, 2009)

4	(bb)	Form of 10 7/8 percent Senior Notes due 2016 (incorporated by reference to Exhibits A-1 and A-2 of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on June 12, 2009)

4	(cc)	Indenture, dated as of November 17, 2009, relating to 4 percent Convertible Senior Notes due 2015, between United Rentals, Inc. and Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

4	(dd)	Form of 4 percent Convertible Senior Notes due 2015 (incorporated by reference to Exhibit A of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

4	(ee)	Indenture, dated as of November 17, 2009, relating to 9 1/4 percent Senior Notes due 2019, among United Rentals (North America), Inc., United Rentals, Inc., United Rentals (North America), Inc.’s subsidiaries named therein and Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

4	(ff)	Form of 9 1/4 percent Senior Notes due 2019 (incorporated by reference to Exhibit A of Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

Exhibit Number		Description of Exhibit
10	(a)	1997 Stock Option Plan of United Rentals, Inc. (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117, filed on October 30, 1997)‡

10	(b)	1998 Supplemental Stock Option Plan of United Rentals, Inc., as amended and restated (incorporated by reference to Exhibit 10(h) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2005)‡

10	(c)	2001 Stock Plan of United Rentals, Inc. (incorporated by reference to Exhibit 4.6 of the United Rentals, Inc. Registration Statement on Form S-8, No. 333-60458 filed on May 8, 2001)‡

10	(d)	2001 Comprehensive Stock Plan of United Rentals, Inc. (formerly the 2001 Senior Stock Plan) (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(e)	United Rentals, Inc. Deferred Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(f)	United Rentals, Inc. Deferred Compensation Plan for Directors, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(g)	United Rentals, Inc. Annual Incentive Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(h)	United Rentals, Inc. 2009 Annual Incentive Compensation Plan, effective for bonuses granted for the 2009 fiscal year (incorporated by reference to Annex A of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on April 30, 2009)‡

10	(i)	United Rentals, Inc. Long-Term Incentive Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(j)	United Rentals, Inc. Restricted Stock Unit Deferral Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(k)	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(l)	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management, effective for grants of awards beginning in 2009 (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2009)‡

10	(m)	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(n)	Form of United Rentals, Inc. Stock Option Agreement for Senior Management (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2009)‡

10	(o)	Form of Directors Option Agreement of United Rentals, Inc. (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on March 8, 2005)‡

Exhibit Number		Description of Exhibit
10	(p)	Compensation Program for Non-Employee Directors of United Rentals, Inc. (incorporated by reference to exhibit 10(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(q)	Revisions to Compensation Program for Non-Employee Directors of United Rentals, Inc. (incorporated by reference to Exhibit 10(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2008)‡

10	(r)	Compensation Arrangement for Non-Executive Chairman of United Rentals, Inc. (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2008)‡

10	(s)	Employment Agreement, dated as of August 22, 2008, between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on August 25, 2008)‡

10	(t)	First (renumbered Second) Amendment, dated January 15, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on January 15, 2009)‡***

10	(u)	Third Amendment, dated March 13, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)‡

10	(v)	Form of 2001 Comprehensive Stock Plan Restricted Stock Unit Agreement with Michael J. Kneeland (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on August 25, 2008)‡

10	(w)	Employment Agreement, dated as of December 1, 2008, between United Rentals, Inc. and William B. Plummer (including Restricted Stock Unit Agreement) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on November 25, 2008)‡

10	(x)	Employment Agreement, dated August 30, 2006, between United Rentals, Inc. and John Fahey (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on September 1, 2006)‡

10	(y)	Employment Agreement, last dated September 3, 2008, between United Rentals, Inc. and Ken DeWitt (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2009)‡

10	(z)	Employment Agreement, dated as of February 2, 2009, between United Rentals, Inc. and Jonathan Gottsegen (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2008)‡

10	(aa)	Form of Amendment to Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.6 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(bb)	Letter Agreement, dated as of April 21, 2003, with Wayland R. Hicks (incorporated by reference to Exhibit 10(e) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2003)‡

10	(cc)	Employment Agreement, dated April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks (having attached as Exhibit A thereto a Restricted Stock Unit Agreement, dated as of April 8, 2004, between United Rentals, Inc. and Wayland R. Hicks) (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2004)‡

Exhibit Number		Description of Exhibit
10	(dd)	Agreement, dated April 10, 2007, between United Rentals, Inc. and Wayland R. Hicks (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on April 11, 2007)‡

10	(ee)	Employment Agreement, dated June 14, 2006, between United Rentals, Inc. and Roger E. Schwed (incorporated by reference to Exhibit 10(e) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(ff)	Separation Agreement and General Release, dated February 5, 2009, between United Rentals, Inc. and Roger E. Schwed (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on February 6, 2009)‡

10	(gg)*	Form of Indemnification Agreement for executive officers and directors‡

10	(hh)	Purchase Agreement, dated as of June 10, 2008, among United Rentals, Inc., Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P. and J.P. Morgan Partners (BHCA), L.P. (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on June 12, 2008)

10	(ii)	Credit Agreement, dated June 9, 2008, among United Rentals, Inc., United Rentals (North America), Inc., certain of their subsidiaries, Bank of America, N.A., UBS Securities LLC, UBS AG Canada Branch, Wachovia Bank, National Association, Wachovia Capital Finance Corporation (Canada), Wells Fargo Foothill, LLC and the other lenders party thereto (incorporated by reference to Exhibit 10(ss) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2009)†

10	(jj)	Incremental Assumption Agreement, dated as of October 16, 2008, among United Rentals, Inc., United Rentals (North America), Inc., certain of their subsidiaries, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10(tt) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2008)

10	(kk)*	Incremental Assumption Agreement, dated as of December 2, 2009, among United Rentals, Inc., United Rentals (North America), Inc., certain of their subsidiaries, and Bank of America, N.A., as agent

10	(ll)	Amended and Restated Receivables Purchase Agreement, dated as of December 22, 2008, among Calyon New York Branch, The Bank of Nova Scotia, Atlantic Asset Securitization LLC, Liberty Street Funding LLC, United Rentals Receivables LLC II and United Rentals, Inc. (without Annexes) (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on January 7, 2009)

10	(mm)	First Amendment dated as of October 20, 2009, to the Amended and Restated Receivables Purchase Agreement, dated as of December 22, 2008, by and among United Rentals Receivables LLC II, United Rentals, Inc., Atlantic Asset Securitization LLC, Liberty Street Funding LLC, Calyon New York Branch, and The Bank Of Nova Scotia (incorporated by reference to Exhibit 10(uu) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2009)

10	(nn)*	Second Amendment dated as of November 5, 2009, to the Amended and Restated Receivables Purchase Agreement, dated as of December 22, 2008, by and among United Rentals Receivables LLC II, United Rentals, Inc., Atlantic Asset Securitization LLC, Liberty Street Funding LLC, Calyon New York Branch, and The Bank Of Nova Scotia

10	(oo)	Amended and Restated Purchase and Contribution Agreement, dated as of December 22, 2008, among United Rentals Receivables LLC II, United Rentals, Inc., United Rentals (North America), Inc. and United Rentals Northwest, Inc. (without Annexes) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on January 7, 2009)

Exhibit Number		Description of Exhibit
10	(pp)	Performance Undertaking, dated as of May 31, 2005, executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 99.3 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

10	(qq)	Confirmation of Performance Undertaking, dated as of December 22, 2008, executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 10(xx) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2008)

10	(rr)	Master Exchange Agreement, dated as of January 1, 2009, among United Rentals Exchange, LLC, IPX1031 LLC, United Rentals (North America), Inc. and United Rentals Northwest, Inc. (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on January 7, 2009)

10	(ss)	Stock Purchase Agreement, dated as of December 22, 2006, between United Rentals (North America), Inc. and HTS Acquisition, Inc. (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. Report on Form 8-K filed on December 26, 2006)

10	(tt)	Consent of United Rentals, Inc. (with form of Final Judgment attached) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on September 9, 2008)

10	(uu)	Form of Capped Call Confirmation, dated as of November 10, 2009, between United Rentals, Inc. and each of Bank of America, N.A., Citibank, N.A., Wachovia Bank, National Association and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)‡‡

12	*	Computation of Ratio of Earnings to Fixed Charges

21	*	Subsidiaries of United Rentals, Inc.

23	*	Consent of Ernst & Young LLP

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)**	Section 1350 Certification by Chief Executive Officer

32	(b)**	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.
***	The First Amendment to Mr. Kneeland’s Employment Agreement corresponds to Exhibit 10(aa).
‡	This document is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.
†	Certain information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2 of the Exchange Act. Omitted portions are indicated in this exhibit with ****.
‡‡	The Company also entered into a Form of Additional Capped Call Option, dated November 13, 2009 with each of Bank of America, N.A., Citibank, N.A., Wachovia Bank, National Association and Morgan Stanley & Co. International plc which is substantially identical to Exhibit 10(uu) and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RENTALS, INC.
Date:	February 3, 2010	By:	/S/ MICHAEL J. KNEELAND
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ JENNE K. BRITELL Jenne K. Britell	Chairman	February 3, 2010

/S/ JOSÉ B. ALVAREZ José B. Alvarez	Director	February 3, 2010

/S/ HOWARD L. CLARK Howard L. Clark	Director	February 3, 2010

/S/ BOBBY J. GRIFFIN Bobby J. Griffin	Director	February 3, 2010

/S/ SINGLETON B. MCALLISTER Singleton B. McAllister	Director	February 3, 2010

/S/ BRIAN D. MCAULEY Brian D. McAuley	Director	February 3, 2010

/S/ JOHN S. MCKINNEY John S. McKinney	Director	February 3, 2010

/S/ JASON D. PAPASTAVROU Jason D. Papastavrou	Director	February 3, 2010

/S/ FILIPPO PASSERINI Filippo Passerini	Director	February 3, 2010

/S/ L. “KEITH” WIMBUSH L. “Keith” Wimbush	Director	February 3, 2010

/S/ MICHAEL J. KNEELAND Michael J. Kneeland	Director and Chief Executive Officer (Principal Executive Officer)	February 3, 2010

/S/ WILLIAM B. PLUMMER William B. Plummer	Chief Financial Officer (Principal Financial Officer)	February 3, 2010

/S/ JOHN J. FAHEY John J. Fahey	Vice President, Controller (Principal Accounting Officer)	February 3, 2010