Form 10-Q
period 2010-03-31
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2010-04-21
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 19, 2010, there were 60,443,091 shares of United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy or outlook. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected. Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following: (1) on-going decreases in North American construction and industrial activities, which have significantly affected revenues and, because many of our costs are fixed, our profitability, and which may further reduce demand and prices for our products and services; (2) inability to benefit from government spending associated with stimulus-related construction projects; (3) our highly leveraged capital structure, which requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions; (4) noncompliance with financial or other covenants in our debt agreements, which could result in our lenders terminating our credit facilities and requiring us to repay outstanding borrowings; (5) inability to access the capital that our businesses or growth plans may require; (6) increases in our maintenance and replacement costs as we age our fleet, and decreases in the residual value of our equipment; (7) inability to sell our new or used fleet in the amounts, or at the prices, we expect; (8) rates we can charge and time utilization we can achieve being less than anticipated; and (9) costs we incur being more than anticipated, and the inability to realize expected savings in the amounts or time frames planned. For a fuller description of these and other possible uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2009. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$20	$169
Accounts receivable, net of allowance for doubtful accounts of $26 and $25 at March 31, 2010 and December 31, 2009, respectively	320	337
Inventory	46	44
Prepaid expenses and other assets	56	89
Deferred taxes	69	66

Total current assets	511	705
Rental equipment, net	2,347	2,414
Property and equipment, net	428	434
Goodwill and other intangible assets, net	230	231
Other long-term assets	68	75

Total assets	$3,584	$3,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current maturities of long-term debt	$124	$125
Accounts payable	138	128
Accrued expenses and other liabilities	219	208

Total current liabilities	481	461
Long-term debt	2,582	2,826
Subordinated convertible debentures	124	124
Deferred taxes	405	424
Other long-term liabilities	40	43

Total liabilities	3,632	3,878

Common stock—$0.01 par value, 500,000,000 shares authorized, 60,433,823 and 60,163,233 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	487	487
Accumulated deficit	(614)	(574)
Accumulated other comprehensive income	78	67

Total stockholders’ deficit	(48)	(19)

Total liabilities and stockholders’ deficit	$3,584	$3,859

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Equipment rentals	$380	$448
Sales of rental equipment	35	67
New equipment sales	19	23
Contractor supplies sales	23	32
Service and other revenues	21	24

Total revenues	478	594

Cost of revenues:
Cost of equipment rentals, excluding depreciation	214	233
Depreciation of rental equipment	96	106
Cost of rental equipment sales	24	59
Cost of new equipment sales	16	20
Cost of contractor supplies sales	16	23
Cost of service and other revenues	9	9

Total cost of revenues	375	450

Gross profit	103	144
Selling, general and administrative expenses	86	108
Restructuring charge	6	4
Non-rental depreciation and amortization	13	14

Operating (loss) income	(2)	18
Interest expense, net	61	50
Interest expense—subordinated convertible debentures	2	2
Other income, net	(1)	(1)

Loss before benefit for income taxes	(64)	(33)
Benefit for income taxes	(24)	(14)

Net loss	$(40)	$(19)

Basic and diluted loss per share	$(0.67)	$(0.32)

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

(In millions)

	Common Stock		Additional			Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Comprehensive Income
Balance at December 31, 2009	60	$1	$487	$(574)		$67
Comprehensive (loss) income:
Net loss				(40)	$(40)
Other comprehensive income:
Foreign currency translation adjustments					11	11

Comprehensive loss					$(29)

Stock compensation expense, net			1
Excess tax benefits from share-based payment arrangements, net			(1)

Balance at March 31, 2010	60	$1	$487	$(614)		$78

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(40)	$(19)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	109	120
Amortization of deferred financing costs and original issue discounts	6	4
Gain on sales of rental equipment	(11)	(8)
Gain on sales of non-rental equipment	(1)	(1)
Restructuring charge	6	4
Stock compensation expense, net	1	2
Loss (gain) on repurchase of debt securities	4	(4)
Decrease in deferred taxes	(24)	(3)
Changes in operating assets and liabilities:
Decrease in accounts receivable	17	93
Increase in inventory	(2)	—
Decrease in prepaid expenses and other assets	37	7
Increase (decrease) in accounts payable	10	(3)
Increase (decrease) in accrued expenses and other liabilities	6	(68)

Net cash provided by operating activities	118	124
Cash Flows From Investing Activities:
Purchases of rental equipment	(49)	(52)
Purchases of non-rental equipment	(5)	(12)
Proceeds from sales of rental equipment	35	67
Proceeds from sales of non-rental equipment	1	3
Purchases of other companies	—	(2)

Net cash (used in) provided by investing activities	(18)	4
Cash Flows From Financing Activities:
Proceeds from debt	645	320
Payments of debt	(897)	(426)
Shares repurchased and retired	(1)	—
Excess tax benefits from share-based payment arrangements, net	(1)	(1)

Net cash used in financing activities	(254)	(107)
Effect of foreign exchange rates	5	(2)

Net (decrease) increase in cash and cash equivalents	(149)	19
Cash and cash equivalents at beginning of period	169	77

Cash and cash equivalents at end of period	$20	$96

Supplemental disclosure of cash flow information:
Cash received (paid) for taxes, net	$53	$(2)

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

We rent equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities in the United States, Canada and Mexico. In addition to renting equipment, we sell new and used rental equipment, as well as related contractor supplies, parts and service.

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2009 Form 10-K. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

In our opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of financial condition, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

New Accounting Pronouncements

Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which expanded the required disclosures about fair value measurements. In particular, this guidance requires (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (ii) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (iii) fair value measurement disclosures for each class of assets and liabilities and (iv) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3. The adoption of this guidance did not have a material effect on our financial condition or results of operations.

Subsequent Events. In February 2010, the FASB issued guidance related to events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance amends existing standards to address potential conflicts with Securities and Exchange Commission (“SEC”) guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this standard did not have a material effect on our financial condition or results of operations.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

2. Segment Information

Our reportable segments are general rentals and trench safety, pump and power. The general rentals segment includes the rental of construction, infrastructure, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment comprises seven geographic regions—the Southwest, Gulf, Northwest, Southeast, Midwest, East, and the Northeast Canada- as well as the Aerial West region and operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada. These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results.

The following table sets forth financial information by segment. Information related to our condensed consolidated balance sheets is presented as of March 31, 2010 and December 31, 2009.

	Three Months Ended March 31,
	2010	2009
Total reportable segment revenues
General rentals	$443	$558
Trench safety, pump and power	35	36

Total revenues	$478	$594

Total reportable segment depreciation and amortization expense
General rentals	$103	$113
Trench safety, pump and power	6	7

Total depreciation and amortization expense	$109	$120

Total reportable segment operating income
General rentals	$1	$20
Trench safety, pump and power	3	2

Total segment operating income	$4	$22

Total reportable segment capital expenditures
General rentals	$52	$61
Trench safety, pump and power	2	3

Total capital expenditures	$54	$64

	March 31, 2010	December 31, 2009
Total reportable segment assets
General rentals	$3,363	$3,633
Trench safety, pump and power	221	226

Total assets	$3,584	$3,859

The following is a reconciliation of segment operating income to total Company operating (loss) income:

	Three Months Ended March 31,
	2010	2009
Total segment operating income	$4	$22
Unallocated restructuring charge	(6)	(4)

Operating (loss) income	$(2)	$18

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

3. Restructuring Charges

Over the past several years we have been focused on reducing our operating costs. In connection with this strategy, and in recognition of the challenging economic environment, we reduced our employee headcount from approximately 10,900 at December 31, 2007 to approximately 8,000 at December 31, 2009. Additionally, we reduced our branch network from 697 at December 31, 2007 to 569 at December 31, 2009. In the first quarter of 2010, we further reduced our headcount by approximately 500 employees, or 6 percent, and closed seven of our less profitable branches. The restructuring charges for the three months ended March 31, 2010 and 2009 include severance costs associated with our headcount reductions, as well as branch closure charges, the latter of which principally relates to continuing lease obligations at vacant facilities.

The table below provides certain information concerning our restructuring charges:

Description	Reserve Balance at December 31, 2009	Charged to Costs and Expenses(1)	Payments and Other	Reserve Balance at March 31, 2010
Branch closure charges	$20	$3	$(2)	$21
Severance costs	1	3	(2)	2

Total	$21	$6	$(4)	$23

(1)	Reflected in our condensed consolidated statements of operations as “Restructuring charge.”

We have incurred total restructuring charges between January 1, 2008 and March 31, 2010 of $56, comprised of $41 of branch closure charges and $15 of severance costs. We expect that the restructuring activity will be substantially complete by the end of 2010.

4. Derivatives

We recognize all derivative instruments as either assets or liabilities at fair value, and recognize the changes in fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of March 31, 2010, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our condensed consolidated statements of operations during the period in which the changes in fair value occur.

We are exposed to certain risks relating to our ongoing business operations. At March 31, 2010, the primary risks we managed by using derivative instruments were diesel price risk and foreign currency exchange rate risk. At March 31, 2010, we had outstanding (i) fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel and (ii) forward contracts to purchase Canadian dollars which were entered into to mitigate the foreign currency exchange rate risk associated with URNA’s Canadian dollar denominated intercompany loans. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars represent derivative instruments not designated as hedging instruments.

Fixed Price Diesel Swaps

The fixed price swap contracts on diesel purchases that were outstanding at March 31, 2010 were designated and qualify as cash flow hedges and, in accordance with GAAP, the effective portion of the gain or loss on these contracts is reported as a component of other comprehensive income and reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are purchased). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffectiveness portion), is recognized in our condensed consolidated statements of operations during the current period.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

As of March 31, 2010, we had outstanding fixed price swap contracts covering 1.7 million gallons of diesel which will be purchased throughout 2010. At March 31, 2010, (i) less than $1 was reflected in other current assets in our condensed consolidated balance sheet, reflecting the fair value of the fixed price swap contracts and (ii) less than $1 was reflected in accumulated other comprehensive income in our condensed consolidated balance sheet, reflecting the effective portion of the fixed price swap contracts, net of taxes. Our condensed consolidated statement of operations for the three months ended March 31, 2010 includes less than $1 recognized in connection with the effective and ineffective portions of the fixed price swap contracts. Our results for the three months ended March 31, 2010 include $1 reflected in cost of rentals, excluding depreciation in our condensed consolidated statements, reflecting the purchase of 500,000 gallons of diesel covered by the fixed price swap contracts. There were no fixed price swap contracts outstanding during the first quarter of 2009, and no activity associated with fixed price contracts was reflected in either our condensed consolidated balance sheets as of December 31, 2009 or in our condensed consolidated statements of operations for the three months ending March 31, 2009.

Foreign Currency Forward Contracts

The forward contracts to purchase Canadian dollars represent derivative instruments not designated as hedging instruments, and, in accordance with GAAP, gains or losses due to changes in the fair value of the forward contracts are recognized in our condensed consolidated statements of operations during the period in which the changes in fair value occur. At March 31, 2010, there were outstanding forward contracts to purchase $163 Canadian dollars, which represents the outstanding amount of certain intercompany loans entered into during the first quarter of 2010. These intercompany loans concentrated excess foreign cash into the US, and this cash was then used to pay down debt. The intercompany loans and the forward contracts all mature in the second quarter of 2010. Upon maturity, the proceeds from the forward contracts will be used to pay down the Canadian dollar denominated intercompany loans.

At March 31, 2010, an $8 asset representing the fair value of the forward contracts was reflected in other current assets in our condensed consolidated balance sheets. Our results for the three months ended March 31, 2010 include (i) a gain of $8 reflected in other income, net in our condensed consolidated statements of operations associated with the forward contracts and (ii) a loss of $8 reflected in other income, net in our condensed consolidated statements of operations associated with the revaluation of the intercompany loans. There were no forward contracts outstanding during the first quarter of 2009, and no activity associated with forward contracts was reflected in either our condensed consolidated balance sheets as of December 31, 2009 or in our condensed consolidated statements of operations for the three months ending March 31, 2009.

5. Fair Value Measurements

We account for certain assets at fair value. In accordance with GAAP, we categorize each of our fair value measurements in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety:

Level 1- Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets.

Level 2- Observable inputs other than quoted prices in active markets for identical assets and liabilities include:

a)	quoted prices for similar assets in active markets;

b)	quoted prices for identical or similar assets in inactive markets;

c)	inputs other than quoted prices that are observable for the asset;

d)	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset.

Level 3- Inputs to the valuation methodology are unobservable (i.e., supported by little or no market activity) and significant to the fair value measure.

Assets Measured at Fair Value

The following table presents the fair values of our assets that are measured at fair value:

	March 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Held for sale assets measured at fair value on a non-recurring basis (1)	$—	$—	$2	$2	$—	$—	$2	$2

Derivatives measured at fair value on a recurring basis:

Foreign exchange contracts (2)	—	8	—	8	—	—	—	—
Fuel fixed price swaps contracts (3)	—	*	—	*	—	—	—	—

Total derivatives	$—	$8	$—	$8	$—	$—	$—	$—

*	Amounts are insignificant.
(1)	Primarily relates to certain rental equipment classified as held for sale in accordance with GAAP. Fair value is determined using a market approach based on the proceeds we expect to receive upon sale of the equipment. Insignificant amounts were recognized in earnings associated with the held for sale assets during the three months ended March 31, 2010 and 2009.
(2)	As discussed in note 4 to the condensed consolidated financial statements, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain outstanding intercompany loans. Fair value is determined based on observable market data. As of March 31, 2010, we have forward contracts covering $163 Canadian which we will buy at an average exchange rate of $0.94 cents per Canadian dollar at contract maturity, while the average forward rate at contract maturity was $0.98 cents per Canadian dollar as of March 31, 2010. These forward contracts mature in the second quarter of 2010.
(3)	As discussed in note 4 to the condensed consolidated financial statements, we entered into fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of March 31, 2010, we have fixed price swap contracts covering 1.7 million gallons of diesel which we will buy at the average contractual rate of $2.85 per gallon, while the average forward price for the hedged gallons was $3.10 per gallon as of March 31, 2010. These fixed price swap contracts mature throughout 2010.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

Fair Value of Financial Instruments

The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility, accounts receivable securitization facility and 1   7/8 percent Convertible Senior Subordinated Notes approximate their book values as of March 31, 2010 and December 31, 2009. The estimated fair values of our other financial instruments as of March 31, 2010 and December 31, 2009 have been calculated based upon available market information or an appropriate valuation technique in accordance with GAAP, and are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Subordinated convertible debentures	$124	$76	$124	$75
Senior and senior subordinated notes	1,842	1,882	2,275	2,302
Other debt, including capital leases (1)	28	21	31	24

(1)	Primarily comprised of capital leases, the fair value of which is determined using an expected present value technique.

6. Debt and Subordinated Convertible Debentures

Debt consists of the following:

	March 31, 2010	December 31, 2009
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$142	$193
$1.360 billion ABL Facility (1)	579	337
6 1/2 percent Senior Notes	—	435
7 3/4 percent Senior Subordinated Notes	484	484
7 percent Senior Subordinated Notes	261	261
10 7/8 percent Senior Notes	486	486
9 1/4 percent Senior Notes	492	492
1 7/8 percent Convertible Senior Subordinated Notes	115	115
Other debt, including capital leases	28	31

Total URNA and subsidiaries debt	2,587	2,834
Less current portion	(124)	(125)

Long-term URNA and subsidiaries debt	2,463	2,709

Holdings:
4 percent Convertible Senior Notes	119	117

Total long-term debt (2)	$2,582	$2,826

(1)	$713 and $58 were available under our senior secured asset-based revolving credit facility (the “ABL facility”) and accounts receivable securitization facility, respectively, at March 31, 2010. The ABL facility availability is reflected net of $68 of letters of credit. At March 31, 2010, the interest rates applicable to our ABL facility and accounts receivable securitization facility were 3.3 percent and 1.6 percent, respectively.
(2)

In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6   1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6   1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. Total long-term debt at March 31, 2010 and December 31, 2009 excludes $124 of these Debentures, which are separately classified in our condensed consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflect the obligation to our subsidiary that has issued the QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the Trust.

During the three months ended March 31, 2010, URNA repurchased and retired the remaining $435 principal amount of our outstanding 6   1/2 percent Senior Notes due 2012 at par, and recognized a loss of $4. The loss, which is reflected in interest expense, net in our condensed consolidated statements of operations, represents the difference between the net carrying amount, which is less than the principle amount due to capitalized debt issuance costs, of these securities and the total purchase price of $435.

Loan Covenants and Compliance. As of March 31, 2010, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Both of these covenants were suspended on June 9, 2009 because the availability, as defined in the agreement governing the ABL facility, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through March 31, 2010, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

7. Legal and Regulatory Matters

As discussed in note 13 to our consolidated financial statements for the year ended December 31, 2009 filed on Form 10-K on February 3, 2010, we are subject to certain ongoing class action and derivative legal proceedings. We are also subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from these ordinary course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

8. Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares. Diluted loss per share for the three months ended March 31, 2010 and 2009 excludes the impact of approximately 9.0 million and 10.3 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted loss per share (shares in thousands):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss	$(40)	$(19)

Denominator:
Denominator for basic and diluted loss per share—weighted-average common shares	60,227	59,986

Basic and diluted loss per share	$(0.67)	$(0.32)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

9. Condensed Consolidating Financial Information of Guarantor Subsidiaries

URNA is 100 percent owned by Holdings (“Parent”) and has outstanding (i) certain indebtedness that is guaranteed by Parent and (ii) certain indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose entity (the “SPV”) which holds receivable assets relating to the Company’s accounts receivable securitization facility, all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”). However, this indebtedness is not guaranteed by URNA’s foreign subsidiaries and the SPV (together, the “non-guarantor subsidiaries”). The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors; however, condensed consolidating financial information is presented. The condensed consolidating financial information of the Parent and its subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents (1)	$—	$3	$—	$17	$—	$—	$20
Accounts receivable, net	—	8	8	54	250	—	320
Intercompany receivable (payable)	83	(981)	888	10	—	—	—
Inventory	—	26	14	6	—	—	46
Prepaid expenses and other assets	—	19	24	13	—	—	56
Deferred taxes	—	62	6	1	—	—	69

Total current assets	83	(863)	940	101	250	—	511

Rental equipment, net	—	1,315	768	264	—	—	2,347
Property and equipment, net	47	204	148	29	—	—	428
Investments in subsidiaries	153	1,988	—	—	—	(2,141)	—
Goodwill and other intangibles, net	—	101	84	45	—	—	230
Other long-term assets	9	55	3	—	1	—	68

Total assets	$292	$2,800	$1,943	$439	$251	$(2,141)	$3,584

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current maturities of long-term debt	$—	$124	$—	$—	$—	$—	$124
Accounts payable	—	59	62	17	—	—	138
Accrued expenses and other liabilities	44	83	79	13	—	—	219

Total current liabilities	44	266	141	30	—	—	481
Long-term debt	119	2,176	145	—	142	—	2,582
Subordinated convertible debentures	124	—	—	—	—	—	124
Deferred taxes	16	205	151	33	—	—	405
Other long-term liabilities	37	—	3	—	—	—	40

Total liabilities	340	2,647	440	63	142	—	3,632

Total stockholders’ (deficit) equity	(48)	153	1,503	376	109	(2,141)	(48)

Total liabilities and stockholders’ (deficit) equity	$292	$2,800	$1,943	$439	$251	$(2,141)	$3,584

(1)	As discussed in note 4 to the condensed consolidated financial statements, during the first quarter of 2010, we transferred $163 Canadian of excess foreign cash from Canada (a Foreign Non-Guarantor Subsidiary) to the U.S. (URNA). This cash was used during the first quarter of 2010 to pay down debt.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$5	$3	$161	$—	$—	$169
Accounts receivable, net	—	9	8	60	260	—	337
Intercompany receivable (payable)	74	(773)	847	(148)	—	—	—
Inventory	—	21	17	6	—	—	44
Prepaid expenses and other assets	—	53	23	13	—	—	89
Deferred taxes	—	59	6	1	—	—	66

Total current assets	74	(626)	904	93	260	—	705

Rental equipment, net	—	1,363	788	263	—	—	2,414
Property and equipment, net	47	210	148	29	—	—	434
Investments in subsidiaries	190	1,948	—	—	—	(2,138)	—
Goodwill and other intangibles, net	—	102	85	44	—	—	231
Other long-term assets	9	63	2	—	1	—	75

Total assets	$320	$3,060	$1,927	$429	$261	$(2,138)	$3,859

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current maturities of long-term debt	$—	$125	$—	$—	$—	$—	$125
Accounts payable	—	61	50	17	—	—	128
Accrued expenses and other liabilities	43	71	74	20	—	—	208

Total current liabilities	43	257	124	37	—	—	461
Long-term debt	117	2,375	141	—	193	—	2,826
Subordinated convertible debentures	124	—	—	—	—	—	124
Deferred taxes	14	238	141	31	—	—	424
Other long-term liabilities	41	—	2	—	—	—	43

Total liabilities	339	2,870	408	68	193	—	3,878

Total stockholders’ (deficit) equity	(19)	190	1,519	361	68	(2,138)	(19)

Total liabilities and stockholders’ (deficit) equity	$320	$3,060	$1,927	$429	$261	$(2,138)	$3,859

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$205	$122	$53	$—	$—	$380
Sales of rental equipment	—	20	10	5	—	—	35
New equipment sales	—	12	3	4	—	—	19
Contractor supplies sales	—	9	8	6	—	—	23
Service and other revenues	—	12	6	3	—	—	21

Total revenues	—	258	149	71	—	—	478

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	112	73	29	—	—	214
Depreciation of rental equipment	—	53	32	11	—	—	96
Cost of rental equipment sales	—	14	7	3	—	—	24
Cost of new equipment sales	—	10	3	3	—	—	16
Cost of contractor supplies sales	—	8	4	4	—	—	16
Cost of service and other revenues	—	5	2	2	—	—	9

Total cost of revenues	—	202	121	52	—	—	375

Gross profit	—	56	28	19	—	—	103
Selling, general and administrative expenses	(9)	41	38	12	4	—	86
Restructuring charge	—	5	1	—	—	—	6
Non-rental depreciation and amortization	4	4	4	1	—	—	13

Operating income (loss)	5	6	(15)	6	(4)	—	(2)
Interest expense, net	3	57	1	(1)	1	—	61
Interest expense-subordinated convertible debentures	2	—	—	—	—	—	2
Other (income) expense, net	(14)	11	8	2	(8)	—	(1)

Income (loss) before provision (benefit) for income taxes	14	(62)	(24)	5	3	—	(64)
Provision (benefit) for income taxes	5	(22)	(9)	1	1	—	(24)

Income (loss) before equity in net (loss) earnings of subsidiaries	9	(40)	(15)	4	2	—	(40)
Equity in net (loss) earnings of subsidiaries	(49)	(9)	—	—	—	58	—

Net (loss) income	$(40)	$(49)	$(15)	$4	$2	$58	$(40)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$238	$161	$49	$—	$—	$448
Sales of rental equipment	—	43	17	7	—	—	67
New equipment sales	—	12	7	4	—	—	23
Contractor supplies sales	—	13	13	6	—	—	32
Service and other revenues	—	13	8	3	—	—	24

Total revenues	—	319	206	69	—	—	594

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	115	91	27	—	—	233
Depreciation of rental equipment	—	60	35	11	—	—	106
Cost of rental equipment sales	—	38	16	5	—	—	59
Cost of new equipment sales	—	11	6	3	—	—	20
Cost of contractor supplies sales	—	9	10	4	—	—	23
Cost of service and other revenues	—	5	3	1	—	—	9

Total cost of revenues	—	238	161	51	—	—	450

Gross profit	—	81	45	18	—	—	144
Selling, general and administrative expenses	9	43	38	13	5	—	108
Restructuring charge	—	2	2	—	—	—	4
Non-rental depreciation and amortization	4	5	4	1	—	—	14

Operating (loss) income	(13)	31	1	4	(5)	—	18
Interest expense, net	8	37	3	1	1	—	50
Interest expense-subordinated convertible debentures	2	—	—	—	—	—	2
Other (income) expense, net	(16)	12	11	2	(10)	—	(1)

(Loss) income before (benefit) provision for income taxes	(7)	(18)	(13)	1	4	—	(33)
(Benefit) provision for income taxes	(3)	(7)	(6)	—	2	—	(14)

(Loss) income before equity in net (loss) earnings of subsidiaries	(4)	(11)	(7)	1	2	—	(19)
Equity in net (loss) earnings of subsidiaries	(15)	(4)	—	—	—	19	—

Net (loss) income	$(19)	$(15)	$(7)	$1	$2	$19	$(19)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Three Months Ended March 31, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$6	$99	$8	$(8)	$13	$—	$118
Net cash used in investing activities	(4)	(2)	(11)	(1)	—	—	(18)
Net cash used in financing activities	(2)	(99)	—	(140)	(13)	—	(254)
Effect of foreign exchange rates	—	—	—	5	—	—	5

Net decrease in cash and cash equivalents	—	(2)	(3)	(144)	—	—	(149)
Cash and cash equivalents at beginning of period	—	5	3	161	—	—	169

Cash and cash equivalents at end of period	$—	$3	$—	$17	$—	$—	$20

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Three Months Ended March 31, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$1	$41	$6	$9	$67	$—	$124
Net cash (used in) provided by investing activities	(5)	6	(1)	4	—	—	4
Net cash provided by (used in) financing activities	4	(45)	1	—	(67)	—	(107)
Effect of foreign exchange rates	—	—	—	(2)	—	—	(2)

Net increase in cash and cash equivalents	—	2	6	11	—	—	19
Cash and cash equivalents at beginning of period	—	—	4	73	—	—	77

Cash and cash equivalents at end of period	$—	$2	$10	$84	$—	$—	$96

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data and unless otherwise indicated)

Executive Overview

We are the largest equipment rental company in the world with an integrated network of 562 rental locations in the United States, Canada and Mexico. Although the equipment rental industry is highly fragmented and diverse, we believe we are well positioned to take advantage of this environment because as a larger company we have more resources and certain competitive advantages over smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services as well as with better maintained equipment, and greater flexibility to transfer equipment among branches.

We offer approximately 3,000 classes of equipment for rent to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of used rental equipment, sales of new equipment, contractor supplies sales and service and other. In 2009, equipment rental revenues represented 78 percent of our total revenues.

As expected, and consistent with the recent decline in non-residential construction activity, the first quarter of 2010 was challenging. In particular, because of this environment, we have experienced a deterioration in the prices we charge our customers (“rental rates”), though this was partially offset by a slight improvement in time utilization and a more significant improvement in the gross margins we realized from the sale of used equipment. As a result, our revenues and profitability have deteriorated. In anticipation of these challenges, however, we have executed a strategy- which includes a continued focus on our core rental business, strengthening of our customer service capabilities, disciplined cost controls, free cash flow generation and continued focus on increasing the proportion of our revenues that is derived from National Accounts and other large customers- that we believe has positioned us to weather the economic downturn and will enable us to improve our returns to stockholders as economic conditions improve.

Financial Overview

Net loss. Net loss and diluted loss per share for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
Net loss	$(40)	$(19)
Diluted loss per share	$(0.67)	$(0.32)

Net loss and diluted loss per share for the three months ended March 31, 2010 and 2009 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended March 31,
	2010		2009
	Net loss	Diluted loss per share	Net (loss) gain	Diluted (loss) gain per share
Restructuring charge (1)	$(3)	$(0.06)	$(3)	$(0.04)
(Loss) gain on repurchase of debt securities	(2)	(0.04)	3	0.04

(1)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.

EBITDA GAAP Reconciliation. EBITDA represents the sum of net loss, benefit for income taxes, interest expense, net, interest expense-subordinated convertible debentures, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the restructuring charge and stock compensation expense, net. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliation, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net loss or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between net loss and EBITDA and adjusted EBITDA.

	Three Months Ended March 31,
	2010	2009
Net loss	$(40)	$(19)
Benefit for income taxes	(24)	(14)
Interest expense, net	61	50
Interest expense – subordinated convertible debentures	2	2
Depreciation of rental equipment	96	106
Non-rental depreciation and amortization	13	14

EBITDA	$108	$139
Restructuring charge (1)	6	4
Stock compensation expense, net (2)	1	2

Adjusted EBITDA	$115	$145

(1)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.
(2)	Represents non-cash, share-based payments associated with the granting of equity instruments.

For the three months ended March 31, 2010, EBITDA decreased $31, or 22.3 percent, primarily reflecting lower equipment rental revenue and gross profit due to the soft construction environment, partially offset by improved margins on sales of rental equipment and cost reductions. On an adjusted basis, our EBITDA declined $30, or 20.7 percent, and our EBITDA margin decreased by 0.3 percentage points to 24.1 percent, also reflecting lower equipment rental gross profit partially offset by improved margins on sales of rental equipment and cost reductions.

Results of Operations

As discussed in note 2 to our condensed consolidated financial statements, our reportable segments are general rentals and trench safety, pump and power. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment operates throughout the United States and Canada and has one location in Mexico. The trench safety, pump and power segment includes the rental of specialty construction products and related services. The trench safety, pump and power segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada.

As discussed in note 2 to our condensed consolidated financial statements, we aggregate our seven geographic regions—the Southwest, Gulf, Northwest, Southeast, Midwest, East, and the Northeast Canada- as well as the Aerial West region into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended March 31, 2010, our Midwest region’s equipment rentals gross margin varied by more than 10 percent from the equipment rentals gross margin of the aggregated general rentals’ regions over the same period. Although the margin for the Midwest region exceeded a 10 percent variance level for this five year period, prior to the significant economic downturn in 2009 that negatively impacted all our regions, the Midwest region’s margin was converging with those achieved at the other general rentals’ regions, and, given management’s focus on cost cutting, improved processes and fleet sharing, we expect further convergence going forward. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.

These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.

Revenues by segment were as follows:

	General rentals	Trench safety, pump and power	Total
Three months ended March 31, 2010
Equipment rentals	$352	$28	$380
Sales of rental equipment	32	3	35
New equipment sales	18	1	19
Contractor supplies sales	22	1	23
Service and other revenues	19	2	21

Total revenues	$443	$35	$478

Three months ended March 31, 2009
Equipment rentals	$418	$30	$448
Sales of rental equipment	64	3	67
New equipment sales	21	2	23
Contractor supplies sales	31	1	32
Service and other revenues	24	—	24

Total revenues	$558	$36	$594

Equipment rentals. 2010 equipment rentals of $380 decreased $68, or 15.2 percent, reflecting a 6.5 percent rental rate decline, partially offset by a 0.1 percentage point increase in time utilization on a smaller fleet. Dollar utilization, which reflects the impact of both rental rates and time utilization, and is calculated based on annualized rental revenue divided by the average original equipment cost of our fleet, decreased 3.5 percentage points to 39.4 percent. Equipment rentals represented 79 and 75 percent of total revenues for the three months ended March 31, 2010 and 2009, respectively. On a segment basis, equipment rentals represented 79 percent and 80 percent of total revenues for the three months ended March 31, 2010 for general rentals and trench safety, pump and power, respectively. General rentals equipment rentals decreased $66, or 15.8 percent, reflecting an 11.9 percent decrease in same-store rental revenues. Trench safety, pump and power equipment rentals decreased $2, or 6.7 percent, reflecting an 8.0 percent decrease in same-store rental revenues.

Sales of rental equipment. For the three months ended March 31, 2010 and 2009, sales of rental equipment represented 7 and 11 percent of our total revenues, respectively, and our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2010, sales of rental equipment decreased 47.8 percent as compared to the same period in 2009, primarily reflecting a decline in the volume of equipment sold.

New equipment sales. For the three months ended March 31, 2010 and 2009, sales of new equipment represented 4 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2010, sales of new equipment declined $4, or 17.4 percent, as compared to the same period in 2009, primarily reflecting a decline in the volume of equipment sold and the mix of equipment sold.

Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. Consistent with sales of rental and new equipment, general rentals accounts for substantially all of our contractor supplies sales. For the three months ended March 31, 2010, contractor supplies sales declined 28.1 percent as compared to the same period in 2009. The decline reflects a reduction in the volume of supplies sold, consistent with a weak construction environment, partially offset by improved pricing and product mix.

Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenues. For the three months ended March 31, 2010, service and other revenues declined 12.5 percent as compared to the same period in 2009, primarily reflecting decreased revenues from service labor and parts sales.

Segment Operating Income

Segment operating income and operating margin were as follows:

	General rentals	Trench safety, pump and power	Total
Three months ended March 31, 2010
Operating Income	$1	$3	$4
Operating Margin	0.2%	8.6%	0.8%
Three months ended March 31, 2009
Operating Income	$20	$2	$22
Operating Margin	3.6%	5.6%	3.7%

The following is a reconciliation of segment operating income to total Company operating (loss) income:

	Three Months Ended March 31,
	2010	2009
Total segment operating income	$4	$22
Unallocated restructuring charge	(6)	(4)

Operating (loss) income	$(2)	$18

General rentals. For the three months ended March 31, 2010, operating income decreased by $19 and operating margin decreased by 3.4 percentage points from 2009, reflecting reduced gross margins from equipment rentals partially offset by cost reductions and increased gross margins from sales of rental equipment.

Trench safety, pump and power. For the three months ended March 31, 2010, operating income increased by $1 and operating margin increased by 3.0 percentage points from 2009, reflecting improved selling, general and administrative leverage.

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
Total gross margin	21.5%	24.2%
Equipment rentals	18.4%	24.3%
Sales of rental equipment	31.4%	11.9%
New equipment sales	15.8%	13.0%
Contractor supplies sales	30.4%	28.1%
Service and other revenues	57.1%	62.5%

For the three months ended March 31, 2010, total gross margin decreased 2.7 percentage points as compared to the same period in 2009, primarily reflecting decreased gross margins from equipment rentals, partially offset by increased gross margins from sales of rental equipment. Equipment rentals gross margin decreased 5.9 percentage points, primarily reflecting a 6.5 percent rental rate decline, partially offset by a 0.1 percentage point increase in time utilization on a smaller fleet and savings realized from ongoing cost saving initiatives. The 19.5 percentage point increase in gross margins from sales of rental equipment primarily reflects a higher proportion of retail sales, which yield higher margins, in 2010. For the three months ended March 31, 2010 and 2009, on an original equipment cost-weighted basis, retail sales represented 70 and 34 percent of our sales of rental equipment, respectively, while auction sales represented 17 and 39 percent, respectively. Gross margins from sales of rental equipment may change in future periods if the mix of the channels that we use to sell rental equipment changes.

Selling, general and administrative (“SG&A”) expenses. SG&A expense information for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
Total SG&A expenses	$86	$108
SG&A as a percentage of revenue	18.0%	18.2%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, third-party professional fees, management salaries and clerical and administrative overhead. For the three months ended March 31, 2010, SG&A expense of $86 declined $22 as compared to 2009 and decreased by 0.2 percentage points as a percentage of revenue. The decline in SG&A reflects the benefits we are realizing from our cost-saving initiatives, including reduced compensation costs, travel and entertainment expenses and professional fees. Additionally, SG&A expense for the three months ended March 31, 2010 includes a benefit of $4 related to an insurance reimbursement of professional fees for regulatory matters that were previously expensed by the Company.

Restructuring charge. For the three months ended March 31, 2010 and 2009, restructuring charges of $6 and $4, respectively, relate to the closure of seven and 10 branches, respectively, and severance costs associated with reductions in headcount of approximately 500 in both periods.

Interest expense, net for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
Interest expense, net	$61	$50

Interest expense, net for the three months ended March 31, 2010 increased $11. Interest expense, net for the three months ended March 31, 2010 includes a loss of $4 related to the repurchase of the remaining $435 principal amount of our 6  1/2 percent Senior Notes. Interest expense, net for the three months ended March 31, 2009 includes a gain of $4 related to the repurchase of $22 of our outstanding senior notes. Excluding the impact of the gains/losses on the debt repurchases, interest expense, net increased primarily due to higher interest rates on lower average outstanding debt.

Other income, net was $1 for the three months ended March 31, 2010 and 2009. As discussed in note 4 to our condensed consolidated financial statements, other income, net for the three months ended March 31, 2010 includes (i) a gain of $8 associated with outstanding foreign currency forward contracts and (ii) a loss of $8 associated with the revaluation of certain outstanding intercompany loans.

Income taxes. The following table summarizes our benefit for income taxes and the related effective tax rates for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31, 2010	March 31, 2009
Loss before benefit for income taxes	$(64)	$(33)
Benefit for income taxes	(24)	(14)
Effective tax rate	37.5%	42.4%

The difference between the 2010 effective tax rate of 37.5 percent and the U.S. federal statutory income tax rate of 35 percent primarily relates to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges. The difference between the 2009 effective tax rate of 42.4 percent and the U.S. federal statutory income tax rate of 35 percent primarily relates to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes.

The balance of prepaid expenses and other assets at March 31, 2010 decreased by $33, or 37.1 percent, as compared to December 31, 2009, primarily due to a federal tax refund of $55 received in March 2010.

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

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under the ABL facility and accounts receivable securitization facility. As of March 31, 2010, we had (i) $713 of borrowing capacity, net of $68 of letters of credit, available under the ABL facility, (ii) $58 of borrowing capacity available under our accounts receivable securitization facility and (iii) cash and cash equivalents of $20. Cash equivalents at March 31, 2010 consist of direct obligations of AA rated financial institutions. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

As discussed further in note 4 to the condensed consolidated financial statements, during the first quarter of 2010, we concentrated $163 Canadian of excess foreign cash from Canada into the U.S. through certain intercompany loans. This cash was used to pay down existing debt. As a result, the balance of cash and cash equivalents decreased significantly from December 31, 2009.

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

The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility.

Retirement of Senior Notes. As discussed above, in the first quarter of 2010, we repurchased and retired the remaining $435 principal amount of our outstanding 6  1/2 percent Senior Notes due 2012.

Loan Covenants and Compliance. As of March 31, 2010, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Both of these covenants were suspended on June 9, 2009 because the availability, as defined in the agreement governing the ABL facility, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through March 31, 2010, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility.

As of March 31, 2010, primarily due to our 2008 goodwill impairment charge, we no longer had any restricted payment capacity under the most restrictive restricted payment covenants in the indentures governing our outstanding senior subordinated notes. This depletion limits our ability to move operating cash flows to Holdings, although certain intercompany arrangements are exempted.

Sources and Uses of Cash. During the three months ended March 31, 2010, we (i) generated cash from operating activities of $118, including $55 related to a federal tax refund and (ii) generated cash from the sale of rental and non-rental equipment of $36. We used cash during this period principally to (i) fund payments on debt, net of proceeds, of $252 and (ii) purchase rental and non-rental equipment of $54. During the three months ended March 31, 2009, we (i) generated cash from operating activities of $124 and (ii) generated cash from the sale of rental and non-rental equipment of $70. We used cash during this period principally to (i) fund payments on debt, net of proceeds, of $106 and (ii) purchase rental and non-rental equipment of $64.

Free Cash Flow GAAP Reconciliation. We define free cash flow as (i) net cash provided by operating activities less (ii) purchases of rental and non-rental equipment plus (iii) proceeds from sales of rental and non-rental equipment and excess tax benefits from share-based payment arrangements, net. Management believes that free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash flow should not be considered an alternative to net loss or cash flow from operating activities as an indicator of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow.

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$118	$124
Purchases of rental equipment	(49)	(52)
Purchases of non-rental equipment	(5)	(12)
Proceeds from sales of rental equipment	35	67
Proceeds from sales of non-rental equipment	1	3
Excess tax benefits from share-based payment arrangements, net	(1)	(1)

Free cash flow	$99	$129

Free cash flow for the three months ended March 31, 2010 was $99, a decrease of $30 as compared to free cash flow of $129 for the three months ended March 31, 2009. As noted above, net cash provided by operating activities for the three months ended March 31, 2010 includes a $55 federal tax refund. Excluding the impact of this refund, net cash provided by operating activities decreased due to lower profitability and less of a working capital contribution. Additionally, the year-over-year decrease in free cash flow reflects lower proceeds from sales of rental equipment.

Our credit ratings as of April 19, 2010 were as follows:

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

Certain Information Concerning Off-Balance Sheet Arrangements. We lease real estate and non-rental equipment under operating leases as a regular business activity. As part of some of our non-rental equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $19. Under current circumstances we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. In accordance with GAAP, this potential liability was not reflected on our balance sheet as of March 31, 2010 or any prior date as we believe that proceeds from the sale of the equipment under these operating leases would approximate the payment obligation.

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

Interest Rate Risk. As of March 31, 2010, we had an aggregate of $721 of indebtedness that bears interest at variable rates, comprised of $579 of borrowings under the ABL facility and $142 of borrowings under our accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. The interest rates applicable to our variable rate debt on March 31, 2010 were (i) 3.3 percent for the ABL facility and (ii) 1.6 percent for the accounts receivable securitization facility. As of March 31, 2010, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $4 for each one percentage point increase in the interest rates applicable to our variable rate debt.

At March 31, 2010, we had an aggregate of $2.1 billion of indebtedness that bears interest at fixed rates, including our subordinated convertible debentures. A one percentage point increase in market interest rates as of March 31, 2010 would reduce the fair value of our fixed rate indebtedness by approximately five percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2009 relative to the Company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. As discussed in note 4 to our condensed consolidated financial statements, during the three months ended March 31, 2010, we recognized a foreign currency loss of $8 associated with the revaluation of certain outstanding intercompany loans, however this loss was offset by a gain of $8 recognized on outstanding forward contracts to purchase $163 Canadian dollars, and the aggregate foreign currency impact of the intercompany loans and forward contracts did not have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2010. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under note 7 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments and should be read in conjunction with note 13 to our consolidated financial statements for the year ended December 31, 2009 filed on Form 10-K on February 3, 2010.

Item 1A.	Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2009 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the first quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2010 to January 31, 2010	2,258	$9.32
February 1, 2010 to February 28, 2010	—	$—
March 1, 2010 to March 31, 2010	101,877	$8.31

Total (1)	104,135

(1)	The shares were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

Item 5.	Exhibits

3(a)	Restated Certificate of Incorporation of United Rentals, Inc., dated March 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)

3(b)	By-laws of United Rentals, Inc., amended as of January 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on January 20, 2009)

10(a)*	Employment Agreement, dated as of May 11, 2008, between United Rentals, Inc. and Joseph Dixon

10(b)*	Employment Agreement, dated as of March 12, 2010, between United Rentals, Inc. and Matthew Flannery

10(c)*	First Amendment, dated as of March 31, 2010, to the Employment Agreement between United Rentals, Inc. and Jonathan Gottsegen

10(d)*	Form of United Rentals, Inc. Stock Option Agreement for Senior Management

10(e)*	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management

12.1*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated: April 21, 2010	By:	/S/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated: April 21, 2010	By:	/S/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller and Principal Accounting Officer