Form 10-Q
period 2010-06-30
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2010-07-20
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ (registrant is not yet required to provide financial disclosure in an Interactive Data File format)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 16, 2010, there were 60,530,626 shares of United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of strategy or outlook. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected. Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following: (1) on-going decreases in North American construction and industrial activities, which have significantly affected revenues and, because many of our costs are fixed, our profitability, and which may further reduce demand and prices for our products and services; (2) inability to benefit from government spending associated with stimulus-related construction projects; (3) our highly leveraged capital structure, which requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions; (4) noncompliance with financial or other covenants in our debt agreements, which could result in our lenders terminating our credit facilities and requiring us to repay outstanding borrowings; (5) inability to access the capital that our business may require; (6) increases in our maintenance and replacement costs as we age our fleet, and decreases in the residual value of our equipment; (7) inability to sell our new or used fleet in the amounts, or at the prices, we expect; (8) rates we can charge and time utilization we can achieve being less than anticipated; and (9) costs we incur being more than anticipated, and the inability to realize expected savings in the amounts or time frames planned. For a fuller description of these and other possible uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2009. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$30	$169
Accounts receivable, net of allowance for doubtful accounts of $23 and $25 at June 30, 2010 and December 31, 2009, respectively	344	337
Inventory	60	44
Prepaid expenses and other assets	40	89
Deferred taxes	57	66

Total current assets	531	705
Rental equipment, net	2,334	2,414
Property and equipment, net	417	434
Goodwill and other intangible assets, net	227	231
Other long-term assets	65	75

Total assets	$3,574	$3,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current maturities of long-term debt	$124	$125
Accounts payable	188	128
Accrued expenses and other liabilities	195	208

Total current liabilities	507	461
Long-term debt	2,587	2,826
Subordinated convertible debentures	124	124
Deferred taxes	369	424
Other long-term liabilities	37	43

Total liabilities	3,624	3,878

Common stock—$0.01 par value, 500,000,000 shares authorized, 60,527,292 and 60,163,233 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	489	487
Accumulated deficit	(602)	(574)
Accumulated other comprehensive income	62	67

Total stockholders’ deficit	(50)	(19)

Total liabilities and stockholders’ deficit	$3,574	$3,859

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Equipment rentals	$450	$454	$830	$902
Sales of rental equipment	37	84	72	151
New equipment sales	21	20	40	43
Contractor supplies sales	26	33	49	65
Service and other revenues	23	24	44	48

Total revenues	557	615	1,035	1,209

Cost of revenues:
Cost of equipment rentals, excluding depreciation	217	221	431	454
Depreciation of rental equipment	95	110	191	216
Cost of rental equipment sales	28	92	52	151
Cost of new equipment sales	18	17	34	37
Cost of contractor supplies sales	19	25	35	48
Cost of service and other revenues	9	9	18	18

Total cost of revenues	386	474	761	924

Gross profit	171	141	274	285
Selling, general and administrative expenses	90	101	176	209
Restructuring charge	6	20	12	24
Non-rental depreciation and amortization	16	15	29	29

Operating income	59	5	57	23
Interest expense, net	54	42	115	92
Interest expense—subordinated convertible debentures, net	2	(10)	4	(8)
Other (income) expense, net	—	2	(1)	1

Income (loss) before benefit for income taxes	3	(29)	(61)	(62)
Benefit for income taxes	(9)	(12)	(33)	(26)

Net income (loss)	$12	$(17)	$(28)	$(36)

Basic earnings (loss) per share	$0.20	$(0.28)	$(0.46)	$(0.60)
Diluted earnings (loss) per share	$0.18	$(0.28)	$(0.46)	$(0.60)

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

(Dollars in millions)

	Common Stock		Additional			Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Comprehensive Income
Balance at December 31, 2009	60	$1	$487	$(574)		$67
Comprehensive loss:
Net loss				(28)	$(28)
Other comprehensive loss:
Foreign currency translation adjustments					(5)	(5)

Comprehensive loss					$(33)

Stock compensation expense, net			4
Excess tax benefits from share-based payment arrangements, net			(1)
Other	1		(1)

Balance at June 30, 2010	61	$1	$489	$(602)		$62

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(28)	$(36)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	220	245
Amortization of deferred financing costs and original issue discounts	11	8
Gain on sales of rental equipment	(20)	—
(Gain) loss on sales of non-rental equipment	(1)	1
Stock compensation expense, net	4	4
Restructuring charge	12	24
Loss (gain) on repurchase/redemption of debt securities	3	(17)
Gain on retirement of subordinated convertible debentures	—	(13)
Decrease in deferred taxes	(47)	(7)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7)	83
(Increase) decrease in inventory	(16)	4
Decrease in prepaid expenses and other assets	55	9
Increase (decrease) in accounts payable	61	(14)
Decrease in accrued expenses and other liabilities	(28)	(86)

Net cash provided by operating activities	219	205
Cash Flows From Investing Activities:
Purchases of rental equipment	(174)	(138)
Purchases of non-rental equipment	(12)	(26)
Proceeds from sales of rental equipment	72	151
Proceeds from sales of non-rental equipment	3	8
Purchases of other companies	—	(1)

Net cash used in investing activities	(111)	(6)
Cash Flows From Financing Activities:
Proceeds from debt	1,090	1,520
Payments of debt	(1,332)	(1,661)
Payments of financing costs	—	(14)
Shares repurchased and retired	(1)
Excess tax benefits from share-based payment arrangements, net	(1)	(1)

Net cash used in financing activities	(244)	(156)
Effect of foreign exchange rates	(3)	5

Net (decrease) increase in cash and cash equivalents	(139)	48
Cash and cash equivalents at beginning of period	169	77

Cash and cash equivalents at end of period	$30	$125

Supplemental disclosure of cash flow information:
Cash received for income taxes, net	$50	$4

See accompanying notes

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data, unless otherwise indicated)

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

We rent equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities in the United States and Canada. In addition to renting equipment, we sell new and used rental equipment, as well as related contractor supplies, parts and service.

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

New Accounting Pronouncements

Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which expanded the required disclosures about fair value measurements. In particular, this guidance requires (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (ii) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (iii) fair value measurement disclosures for each class of assets and liabilities and (iv) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The adoption of this guidance did not have a material effect on our financial condition or results of operations.

Subsequent Events. In February 2010, the FASB issued guidance related to events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance amended existing standards to address potential conflicts with Securities and Exchange Commission (“SEC”) guidance and refined the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this standard did not have a material effect on our financial condition or results of operations.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

2. Segment Information

Our reportable segments are general rentals and trench safety, power and HVAC. Our reportable segment for specialty operations has been renamed trench safety, power and HVAC to better reflect its fleet and service components. The segment was previously referred to as trench safety, pump and power.

The general rentals segment includes the rental of construction, infrastructure, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment comprises seven geographic regions—the Southwest, Gulf, Northwest, Southeast, Midwest, East, and the Northeast Canada- as well as the Aerial West region and operates throughout the United States and Canada. The trench safety, power and HVAC segment includes the rental of equipment for underground construction, temporary power, climate control and disaster recovery, and related services such as training. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada. These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results.

The following table sets forth financial information by segment. Information related to our condensed consolidated balance sheets is presented as of June 30, 2010 and December 31, 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total reportable segment revenues
General rentals	$515	$576	$958	$1,134
Trench safety, power and HVAC	42	39	77	75

Total revenues	$557	$615	$1,035	$1,209

Total reportable segment depreciation and amortization expense
General rentals	$106	$120	$209	$233
Trench safety, power and HVAC	5	5	11	12

Total depreciation and amortization expense	$111	$125	$220	$245

Total reportable segment operating income
General rentals	$56	$18	$57	$38
Trench safety, power and HVAC	9	7	12	9

Total reportable segment operating income	$65	$25	$69	$47

Total reportable segment capital expenditures
General rentals			$176	$156
Trench safety, power and HVAC			10	8

Total capital expenditures			$186	$164

	June 30, 2010	December 31, 2009
Total reportable segment assets
General rentals	$3,344	$3,633
Trench safety, power and HVAC	230	226

Total assets	$3,574	$3,859

The following is a reconciliation of segment operating income to total Company operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total reportable segment operating income	$65	$25	$69	$47
Unallocated restructuring charge	(6)	(20)	(12)	(24)

Operating income	$59	$5	$57	$23

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

3. Restructuring and Asset Impairment Charges

Over the past several years we have been focused on reducing our operating costs. In connection with this strategy, we reduced our employee headcount from approximately 10,900 at December 31, 2007 to approximately 8,000 at December 31, 2009. Additionally, we reduced our branch network from 697 at December 31, 2007 to 569 at December 31, 2009. In the first half of 2010, we further reduced our headcount by approximately 600 employees, or 7 percent, and closed 17 of our less profitable branches. The restructuring charges for the three and six months ended June 30, 2010 and 2009 include severance costs associated with our headcount reductions, as well as branch closure charges, the latter of which principally relates to continuing lease obligations at vacant facilities.

The table below provides certain information concerning our restructuring charges:

Description	Reserve Balance at December 31, 2009	Charged to Costs and Expenses(1)	Payments and Other	Reserve Balance at June 30, 2010
Branch closure charges	$20	$8	$(6)	$22
Severance costs	1	4	(3)	2

Total	$21	$12	$(9)	$24

(1)	Reflected in our condensed consolidated statements of operations as “Restructuring charge.”

We have incurred total restructuring charges between January 1, 2008 and June 30, 2010 of $63, comprised of $47 of branch closure charges and $16 of severance costs. We expect that the restructuring activity will be substantially complete by the end of 2010.

In addition to the restructuring charges discussed above, during the three and six months ended June 30, 2010, the company recorded asset impairment charges of $2. The asset impairment charges for the three and six months ended June 30, 2010 primarily relate to leasehold improvement write-offs which were recognized in connection with the consolidation of our branch network discussed above, and are reflected in non-rental depreciation and amortization in the accompanying condensed consolidated statements of operations.

4. Derivatives

We recognize all derivative instruments as either assets or liabilities at fair value, and recognize the changes in fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of June 30, 2010, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our condensed consolidated statements of operations during the period in which the changes in fair value occur.

We are exposed to certain risks relating to our ongoing business operations. At June 30, 2010, the primary risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At June 30, 2010, we had (i) outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel and (ii) an outstanding forward contract to purchase Canadian dollars which was entered into to mitigate the foreign currency exchange rate risk associated with URNA’s Canadian dollar denominated intercompany loan. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contract to purchase Canadian dollars represents a derivative instrument not designated as a hedging instrument.

Fixed Price Diesel Swaps

The fixed price swap contracts on diesel purchases that were outstanding at June 30, 2010 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of other comprehensive income and reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffectiveness portion), is recognized in our condensed consolidated statements of operations during the current period. As of June 30, 2010, we had outstanding fixed price swap contracts covering 3.2 million gallons of diesel, 2.0 million and 1.2 million of which will be purchased throughout 2010 and 2011, respectively.

Foreign Currency Forward Contracts

The forward contract to purchase Canadian dollars represents a derivative instrument not designated as a hedging instrument and gains or losses due to changes in its fair value are recognized in our condensed consolidated statements of operations during the period in which the changes in fair value occur. At June 30, 2010, there was an outstanding forward contract to purchase $161 Canadian dollars, representing the amount due at maturity for an intercompany loan entered into during the second quarter of 2010. This intercompany loan concentrated excess foreign cash into the US, and this cash was then used to pay down debt. The intercompany loan and the forward contract both mature in the third quarter of 2010. Upon maturity, the proceeds from the forward contract will be used to pay down the Canadian dollar denominated intercompany loan.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

Financial Statement Presentation

There were no derivative instruments outstanding as of December 31, 2009, or during the three and six months ended June 30, 2009, and these periods are excluded from the tables below.

Our derivative instruments were reflected in our condensed consolidated balance sheets as follows:

	Balance sheet location	June 30, 2010
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Prepaid expenses and other assets	$	*
	Accrued expenses and other liabilities		*
	Accumulated other comprehensive income (1)		*

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other liabilities		4

*	Amounts are insignificant (less than $1).
(1)	Represents the effective portion of the fixed price swap contracts, net of taxes.

The effect of our derivative instruments on our condensed consolidated statements of operations was as follows:

		Amount of income (expense) recognized on derivative					Amount of income (expense) recognized on hedged item
	Location of income (expense) recognized on derivative	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010		Location of income (expense) recognized on hedged item	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$	*	$	*
	Cost of equipment rentals, excluding depreciation (2)		*		*	Cost of equipment rentals, excluding depreciation (3)	$(4)	$(5)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net		(1)		7	Other income (expense), net	1	(7)

*	Amounts are insignificant (less than $1).
(1)	Represents ineffective portion of the fixed price diesel swaps.
(2)	Represents effective portion of the fixed price diesel swaps.
(3)	Reflects purchases of 1.1 million and 1.6 million gallons of diesel covered by the fixed price swap contracts during the three and six months ended June 30, 2010, respectively.

5. Fair Value Measurements

We account for certain assets and liabilities at fair value. In accordance with GAAP, we categorize each of our fair value measurements in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety:

Level 1- Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2- Observable inputs other than quoted prices in active markets for identical assets and liabilities include:

a)	quoted prices for similar assets or liabilities in active markets;

b)	quoted prices for identical or similar assets or liabilities in inactive markets;

c)	inputs other than quoted prices that are observable for the asset or liability;

d)	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3- Inputs to the valuation methodology are unobservable (i.e., supported by little or no market activity) and significant to the fair value measure.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

Assets and Liabilities Measured at Fair Value

The following table presents the fair values of our assets and liabilities that are measured at fair value:

	June 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Held for sale assets measured at fair value on a non-recurring basis (1)	$—	$—	$—	$—	$—	$—	$2	$2
Derivatives measured at fair value on a recurring basis:
Assets:
Fuel fixed price swaps contracts (2)	—	*	—	*	—	—	—	—
Liabilities:
Foreign exchange contracts (3)	—	4	—	4	—	—	—	—
Fuel fixed price swaps contracts (2)	—	*	—	*	—	—	—	—

Total derivative liabilities	$—	$4	$—	$4	$—	$—	$—	$—

*	Amounts are insignificant (less than $1).
(1)	Primarily relates to certain rental equipment classified as held for sale in accordance with GAAP. All assets that were classified as held for sale as of December 31, 2009 were sold or transferred during the first half of 2010. A gain of $1 was recognized in depreciation of rental equipment in the accompanying condensed consolidated statements of operations associated with held for sale assets during the three and six months ended June 30, 2010. Fair value is determined using a market approach based on the proceeds we expect to receive upon sale of the equipment.
(2)	As discussed in note 4 to the condensed consolidated financial statements, we entered into fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of June 30, 2010, we have fixed price swap contracts covering 3.2 million gallons of diesel which we will buy at the average contractual rate of $3.07 per gallon, while the average forward price for the hedged gallons was $2.98 per gallon as of June 30, 2010. Fixed price swap contracts covering 2.0 million and 1.2 million gallons of diesel mature throughout 2010 and 2011, respectively.
(3)	As discussed in note 4 to the condensed consolidated financial statements, we entered into a forward contract to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with an outstanding intercompany loan. Fair value is determined based on observable market data. As of June 30, 2010, we have a forward contract covering $161 Canadian which we will buy at an exchange rate of $0.96 cents per Canadian dollar at contract maturity, while the forward rate at contract maturity was $0.94 cents per Canadian dollar as of June 30, 2010. This forward contract matures in the third quarter of 2010.

Fair Value of Financial Instruments

The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility, accounts receivable securitization facility and 1 7/8 percent Convertible Senior Subordinated Notes approximate their book values as of June 30, 2010 and December 31, 2009. The estimated fair values of our other financial instruments as of June 30, 2010 and December 31, 2009 have been calculated based upon available market information or an appropriate valuation technique in accordance with GAAP, and are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Subordinated convertible debentures	$124	$69	$124	$75
Senior and senior subordinated notes	1,821	1,861	2,275	2,302
Other debt, including capital leases (1)	24	17	31	24

(1)	Primarily comprised of capital leases, the fair value of which is determined using an expected present value technique.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

6. Debt and Subordinated Convertible Debentures

Debt consists of the following:

	June 30, 2010	December 31, 2009
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$209	$193
$1.360 billion ABL Facility (1)	542	337
6 1/2 percent Senior Notes	—	435
7 3/4 percent Senior Subordinated Notes	468	484
7 percent Senior Subordinated Notes	253	261
10 7/8 percent Senior Notes	487	486
9 1/4 percent Senior Notes	492	492
1 7/8 percent Convertible Senior Subordinated Notes	115	115
Other debt, including capital leases	24	31

Total URNA and subsidiaries debt	2,590	2,834
Less current portion	(124)	(125)

Long-term URNA and subsidiaries debt	2,466	2,709

Holdings:
4 percent Convertible Senior Notes	121	117

Total long-term debt (2)	$2,587	$2,826

(1)	$750 and $7 were available under our senior secured asset-based revolving credit facility (the “ABL facility”) and accounts receivable securitization facility, respectively, at June 30, 2010. The ABL facility availability is reflected net of $68 of letters of credit. At June 30, 2010, the interest rates applicable to our ABL facility and accounts receivable securitization facility were 3.4 percent and 1.7 percent, respectively.
(2)

In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. Total long-term debt at June 30, 2010 and December 31, 2009 excludes $124 of these Debentures, which are separately classified in our condensed consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflect the obligation to our subsidiary that has issued the QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the Trust.

Retirement/Redemption of Debt. During the three and six months ended June 30, 2010, we repurchased or redeemed and subsequently retired certain of our outstanding debt securities. In connection with these repurchases, we recognized gains (losses) based on the difference between the net carrying amounts of the repurchased or redeemed securities and the repurchase prices. A summary of our debt repurchase/redemption activity for the three and six months ended June 30, 2010 is as follows:

	Three months ended June 30, 2010			Six months ended June 30, 2010
	Repurchase price	Principal	Gain (1)	Repurchase price	Principal	Gain (loss) (1)
7 3/4 percent Senior Subordinated Notes	$15	$16	$1	$15	$16	$1
7 percent Senior Subordinated Notes	8	8	—	8	8	—
6 1/2 percent Senior Notes	—	—	—	435	435	(4)

Total	$23	$24	$1	$458	$459	$(3)

(1)	The amount of the gain (loss) is calculated as the difference between the net carrying amount of the related security and the repurchase price. The net carrying amounts of the securities are less than the principal amounts due to capitalized debt issuance costs and any original issue discount. In connection with the repurchases/redemptions, aggregate debt issuance costs and original issue discounts of $0 and $4 were written off in three and six months ended June 30, 2010, respectively. The gains (losses) are reflected in interest expense, net in our consolidated statements of operations.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

Loan Covenants and Compliance. As of June 30, 2010, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Both of these covenants were suspended on June 9, 2009 because availability, as defined in the agreement governing the ABL facility, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through June 30, 2010, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility.

7. Legal and Regulatory Matters

As discussed in note 13 to our consolidated financial statements for the year ended December 31, 2009 filed on Form 10-K on February 3, 2010 (“Note 13”), we are subject to certain ongoing class action and derivative legal proceedings. The following information is limited to recent developments concerning certain legal proceedings in which we are involved, and supplements the discussions of these proceedings included in Note 13.

In the First New York Securities, L.L.C., et al. v. United Rentals, Inc., et al. matter, the appeal from the United States District Court for the District of Connecticut’s judgment granting defendants’ motion to dismiss is now fully briefed and awaiting oral argument, which is currently scheduled for late August 2010.

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

8. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the adjusted weighted-average number of common shares. Diluted earnings (loss) per share for the three months ended June 30, 2010 and 2009 excludes the impact of approximately 3.0 million and 9.6 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. Diluted loss per share for the six months ended June 30, 2010 and 2009 excludes the impact of approximately 9.1 million and 10.0 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$12	$(17)	$(28)	$(36)
Convertible debt interest—1 7 /8 percent notes	—	—	—	—

Net income (loss) available to common stockholders	$12	$(17)	$(28)	$(36)

Denominator:
Denominator for basic earnings (loss) per share—weighted-average common shares	60,490	60,124	60,359	60,055
Effect of dilutive securities:
Employee stock options and warrants	332	—	—	—
Convertible subordinated notes—1 7/8 percent	5,275	—	—	—
Convertible subordinated notes—4 percent	1,006	—	—	—
Restricted stock units	588	—	—	—

Denominator for diluted earnings (loss) per share—adjusted weighted-average common shares	67,691	60,124	60,359	60,055
Basic earnings (loss) per share	$0.20	$(0.28)	$(0.46)	$(0.60)
Diluted earnings (loss) per share	$0.18	$(0.28)	$(0.46)	$(0.60)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

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

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents (1)	$—	$10	$—	$20	$—	$—	$30
Accounts receivable, net	—	6	6	48	284	—	344
Intercompany receivable (payable)	55	(976)	907	14	—	—	—
Inventory	—	30	20	10	—	—	60
Prepaid expenses and other assets	—	12	23	5	—	—	40
Deferred taxes	—	51	5	1	—	—	57

Total current assets	55	(867)	961	98	284	—	531

Rental equipment, net	—	1,306	759	269	—	—	2,334
Property and equipment, net	43	199	148	27	—	—	417
Investments in subsidiaries	178	1,952	—	—	—	(2,130)	—
Goodwill and other intangibles, net	—	101	83	43	—	—	227
Other long-term assets	9	51	4	—	1	—	65

Total assets	$285	$2,742	$1,955	$437	$285	$(2,130)	$3,574

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current maturities of long-term debt	$—	$124	$—	$—	$—	$—	$124
Accounts payable	—	91	62	35	—	—	188
Accrued expenses and other liabilities	40	55	86	14	—	—	195

Total current liabilities	40	270	148	49	—	—	507
Long-term debt	121	2,119	138	—	209	—	2,587
Subordinated convertible debentures	124	—	—	—	—	—	124
Deferred taxes	15	175	148	31	—	—	369
Other long-term liabilities	35	—	2	—	—	—	37

Total liabilities	335	2,564	436	80	209	—	3,624

Total stockholders’ (deficit) equity	(50)	178	1,519	357	76	(2,130)	(50)

Total liabilities and stockholders’ (deficit) equity	$285	$2,742	$1,955	$437	$285	$(2,130)	$3,574

(1)	As discussed in note 4 to the condensed consolidated financial statements, during the second quarter of 2010, we transferred $160 Canadian of excess foreign cash from Canada (a Foreign Non-Guarantor Subsidiary) to the U.S. (URNA). This cash was used to pay down debt.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$235	$156	$59	$—	$—	$450
Sales of rental equipment	—	18	12	7	—	—	37
New equipment sales	—	10	6	5	—	—	21
Contractor supplies sales	—	12	8	6	—	—	26
Service and other revenues	—	12	6	5	—	—	23

Total revenues	—	287	188	82	—	—	557

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	104	82	31	—	—	217
Depreciation of rental equipment	—	53	32	10	—	—	95
Cost of rental equipment sales	—	14	9	5	—	—	28
Cost of new equipment sales	—	9	4	5	—	—	18
Cost of contractor supplies sales	—	8	7	4	—	—	19
Cost of service and other revenues	—	5	3	1	—	—	9

Total cost of revenues	—	193	137	56	—	—	386

Gross profit	—	94	51	26	—	—	171
Selling, general and administrative expenses	18	41	12	14	5	—	90
Restructuring charge	—	4	2	—	—	—	6
Non-rental depreciation and amortization	2	8	5	1	—	—	16

Operating (loss) income	(20)	41	32	11	(5)	—	59
Interest expense, net	3	50	1	(1)	1	—	54
Interest expense-subordinated convertible debentures	2	—	—	—	—	—	2
Other (income) expense, net	(15)	11	9	3	(8)	—	—

(Loss) income before (benefit) provision for income taxes	(10)	(20)	22	9	2	—	3
(Benefit) provision for income taxes	(3)	(25)	8	9	2	—	(9)

(Loss) income before equity in net earnings (loss) of subsidiaries	(7)	5	14	—	—	—	12
Equity in net earnings (loss) of subsidiaries	19	14	—	—	—	(33)	—

Net income (loss)	$12	$19	$14	$—	$—	$(33)	$12

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$238	$163	$53	$—	$—	$454
Sales of rental equipment	—	45	28	11	—	—	84
New equipment sales	—	9	7	4	—	—	20
Contractor supplies sales	—	13	14	6	—	—	33
Service and other revenues	—	14	7	3	—	—	24

Total revenues	—	319	219	77	—	—	615

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	118	78	25	—	—	221
Depreciation of rental equipment	—	60	39	11	—	—	110
Cost of rental equipment sales	—	52	29	11	—	—	92
Cost of new equipment sales	—	7	6	4	—	—	17
Cost of contractor supplies sales	—	10	10	5	—	—	25
Cost of service and other revenues	—	5	2	2	—	—	9

Total cost of revenues	—	252	164	58	—	—	474

Gross profit	—	67	55	19	—	—	141
Selling, general and administrative expenses	(2)	45	39	14	5	—	101
Restructuring charge	—	8	11	1	—	—	20
Non-rental depreciation and amortization	7	3	5	—	—	—	15

Operating (loss) income	(5)	11	—	4	(5)	—	5
Interest expense, net	8	30	3	(1)	2	—	42
Interest expense-subordinated convertible debentures, net	(10)	—	—	—	—	—	(10)
Other (income) expense, net	(17)	16	11	2	(10)	—	2

Income (loss) before provision (benefit) for income taxes	14	(35)	(14)	3	3	—	(29)
Provision (benefit) for income taxes	6	(14)	(5)	—	1	—	(12)

Income (loss) before equity in net (loss) earnings of subsidiaries	8	(21)	(9)	3	2	—	(17)
Equity in net (loss) earnings of subsidiaries	(25)	(4)	—	—	—	29	—

Net (loss) income	$(17)	$(25)	$(9)	$3	$2	$29	$(17)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$440	$278	$112	$—	$—	$830
Sales of rental equipment	—	38	22	12	—	—	72
New equipment sales	—	22	9	9	—	—	40
Contractor supplies sales	—	21	16	12	—	—	49
Service and other revenues	—	24	12	8	—	—	44

Total revenues	—	545	337	153	—	—	1,035

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	216	155	60	—	—	431
Depreciation of rental equipment	—	106	64	21	—	—	191
Cost of rental equipment sales	—	28	16	8	—	—	52
Cost of new equipment sales	—	19	7	8	—	—	34
Cost of contractor supplies sales	—	16	11	8	—	—	35
Cost of service and other revenues	—	10	5	3	—	—	18

Total cost of revenues	—	395	258	108	—	—	761

Gross profit	—	150	79	45	—	—	274
Selling, general and administrative expenses	9	82	50	26	9	—	176
Restructuring charge	—	9	3	—	—	—	12
Non-rental depreciation and amortization	6	12	9	2	—	—	29

Operating (loss) income	(15)	47	17	17	(9)	—	57
Interest expense, net	6	107	2	(2)	2	—	115
Interest expense-subordinated convertible debentures	4	—	—	—	—	—	4
Other (income) expense, net	(29)	22	17	5	(16)	—	(1)

Income (loss) before provision (benefit) for income taxes	4	(82)	(2)	14	5	—	(61)
Provision (benefit) for income taxes	2	(47)	(1)	10	3	—	(33)

Income (loss) before equity in net (loss) earnings of subsidiaries	2	(35)	(1)	4	2	—	(28)
Equity in net (loss) earnings of subsidiaries	(30)	5	—	—	—	25	—

Net (loss) income	$(28)	$(30)	$(1)	$4	$2	$25	$(28)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$476	$324	$102	$—	$—	$902
Sales of rental equipment	—	88	45	18	—	—	151
New equipment sales	—	21	14	8	—	—	43
Contractor supplies sales	—	26	27	12	—	—	65
Service and other revenues	—	27	15	6	—	—	48

Total revenues	—	638	425	146	—	—	1,209

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	233	169	52	—	—	454
Depreciation of rental equipment	—	120	74	22	—	—	216
Cost of rental equipment sales	—	90	45	16	—	—	151
Cost of new equipment sales	—	18	12	7	—	—	37
Cost of contractor supplies sales	—	19	20	9	—	—	48
Cost of service and other revenues	—	10	5	3	—	—	18

Total cost of revenues	—	490	325	109	—	—	924

Gross profit	—	148	100	37	—	—	285
Selling, general and administrative expenses	7	88	77	27	10	—	209
Restructuring charge	—	10	13	1	—	—	24
Non-rental depreciation and amortization	11	8	9	1	—	—	29

Operating (loss) income	(18)	42	1	8	(10)	—	23
Interest expense, net	16	67	7	(1)	3	—	92
Interest expense-subordinated convertible debentures, net	(8)	—	—	—	—	—	(8)
Other (income) expense, net	(33)	28	22	4	(20)	—	1

Income (loss) before provision (benefit) for income taxes	7	(53)	(28)	5	7	—	(62)
Provision (benefit) for income taxes	3	(21)	(11)	—	3	—	(26)

Income (loss) before equity in net (loss) earnings of subsidiaries	4	(32)	(17)	5	4	—	(36)
Equity in net (loss) earnings of subsidiaries	(40)	(8)	—	—	—	48	—

Net (loss) income	$(36)	$(40)	$(17)	$5	$4	$48	$(36)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Six Months Ended June 30, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$8	$168	$32	$32	$(21)	$—	$219
Net cash (used in) investing activities	(7)	(45)	(36)	(23)	—	—	(111)
Net cash (used in) provided by financing activities	(1)	(118)	1	(147)	21	—	(244)
Effect of foreign exchange rates	—	—	—	(3)	—	—	(3)

Net increase (decrease) in cash and cash equivalents	—	5	(3)	(141)	—	—	(139)
Cash and cash equivalents at beginning of period	—	5	3	161	—	—	169

Cash and cash equivalents at end of period	$—	$10	$—	$20	$—	$—	$30

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Six Months Ended June 30, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$4	$100	$(5)	$28	$78	$—	$205
Net cash (used in) provided by investing activities	(13)	(6)	3	10	—	—	(6)
Net cash provided by (used in) financing activities	9	(89)	2	—	(78)	—	(156)
Effect of foreign exchange rates	—	—	—	5	—	—	5

Net increase in cash and cash equivalents	—	5	—	43	—	—	48
Cash and cash equivalents at beginning of period	—	—	4	73	—	—	77

Cash and cash equivalents at end of period	$—	$5	$4	$116	$—	$—	$125

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share data, unless otherwise indicated)

Executive Overview

We are the largest equipment rental company in the world with an integrated network of 554 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe we are well positioned to take advantage of this environment because as a larger company we have more resources and certain competitive advantages over smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services as well as with better maintained equipment, and greater flexibility to transfer equipment among branches.

We offer for rent approximately 3,000 classes of equipment to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of used rental equipment, sales of new equipment, contractor supplies sales and service and other. In 2009, equipment rental revenues represented 78 percent of our total revenues.

The latter part of 2008 through 2009 was challenging for both our company and the U.S. equipment rental industry as a whole. As the financial crisis led into a recession, credit restrictions and the macro economy triggered a severe downturn in non-residential construction activity of unprecedented depth and duration. Late in the first quarter of 2010, we began to see signs of a potential recovery in our end markets; this has continued through the second quarter, becoming more pronounced by June. We believe that our performance in the second quarter—which includes record time utilization for that period of 65.4 percent—reflects both seasonal and cyclical improvements in our operating environment. Although there is no certainty that these trends will continue, we believe that our strategy will strengthen our leadership position in the recovery. Our strategy is to optimize our core rental business through customer segmentation, rate management and fleet management; achieve differentiation and a competitive advantage through customer service excellence; and maintain a disciplined approach to cost control.

Financial Overview

Net income (loss). Net income (loss) and diluted earnings (loss) per share for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$12	$(17)	$(28)	$(36)
Diluted earnings (loss) per share	$0.18	$(0.28)	$(0.46)	$(0.60)

Net income (loss) and diluted earnings (loss) per share for the three and six months ended June 30, 2010 and 2009 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Net (loss) income	Diluted (loss) earnings per share	Net (loss) income	Diluted (loss) earnings per share	Net loss	Diluted loss per share	Net (loss) income	Diluted (loss) earnings per share
Restructuring charge (1)	$(4)	$(0.06)	$(12)	$(0.22)	$(7)	$(0.13)	$(15)	(0.25)
Gain (loss) on repurchases/redemptions of debt securities and retirement of subordinated convertible debentures	*	0.01	16	0.27	(2)	(0.03)	19	0.31
Asset impairment charge (2)	(1)	(0.02)	(6)	(0.09)	(1)	(0.02)	(6)	(0.10)

*	Amount is less than $1.
(1)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.
(2)	As discussed in note 3 to the condensed consolidated financial statements, the 2010 charge primarily relates to the impact of leasehold improvement write-offs. The 2009 charge includes the impact of impairing certain rental equipment and leasehold improvement write-offs.

In addition to the matters discussed above, our 2010 performance reflects increased gross profit from the sale of rental equipment and reductions in selling, general and administrative expenses. Additionally, and as discussed below (see “Income taxes”), our results for the three months ended June 30, 2010 include a tax benefit of $9 due to a revised estimate of the Company’s full year projected income (loss) and the resulting effective tax rate.

EBITDA GAAP Reconciliation. EBITDA represents the sum of net income (loss), benefit for income taxes, interest expense, net, interest expense-subordinated convertible debentures, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the restructuring charge and stock compensation expense, net. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliation, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net loss or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between net loss and EBITDA and adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$12	$(17)	$(28)	$(36)
Benefit for income taxes	(9)	(12)	(33)	(26)
Interest expense, net	54	42	115	92
Interest expense – subordinated convertible debentures, net	2	(10)	4	(8)
Depreciation of rental equipment	95	110	191	216
Non-rental depreciation and amortization	16	15	29	29

EBITDA	$170	$128	$278	$267
Restructuring charge (1)	6	20	12	24
Stock compensation expense, net (2)	3	2	4	4

Adjusted EBITDA	$179	$150	$294	$295

(1)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.
(2)	Represents non-cash, share-based payments associated with the granting of equity instruments.

For the three months ended June 30, 2010, EBITDA increased $42, or 32.8 percent, and adjusted EBITDA increased $29, or 19.3 percent, primarily reflecting increased margins from sales of rental equipment, and selling, general and administrative expense reductions. For the six months ended June 30, 2010, EBITDA increased $11, or 4.1 percent, primarily reflecting increased margins from sales of rental equipment, and selling, general and administrative expense reductions, partially offset by reduced margins from equipment rentals.

Results of Operations

As discussed in note 2 to our condensed consolidated financial statements, our reportable segments are general rentals and trench safety, power and HVAC. Our reportable segment for specialty operations has been renamed trench safety, power and HVAC to better reflect its fleet and service components. The segment was previously referred to as trench safety, pump and power.

The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment operates throughout the United States and Canada. The trench safety, power and HVAC segment includes the rental of equipment for underground construction, temporary power, climate control and disaster recovery, and related services such as training. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates in the United States and has one location in Canada.

As discussed in note 2 to our condensed consolidated financial statements, we aggregate our seven geographic regions—the Southwest, Gulf, Northwest, Southeast, Midwest, East, and the Northeast Canada- as well as the Aerial West region into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended June 30, 2010, our Midwest region’s equipment rentals gross margin varied by more than 10 percent from the equipment rentals gross margin of the aggregated general rentals’ regions over the same period. Although the margin for the Midwest region exceeded a 10 percent variance level for this five year period, prior to the significant economic downturn in 2009 that negatively impacted all our regions, the Midwest region’s margin was converging with those achieved at the other general rentals’ regions, and, given management’s focus on cost cutting, improved processes and fleet sharing, we expect further convergence going forward. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.

These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.

Revenues by segment were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three months ended June 30, 2010
Equipment rentals	$415	$35	$450
Sales of rental equipment	34	3	37
Sales of new equipment	19	2	21
Contractor supplies sales	24	2	26
Service and other revenues	23	—	23

Total revenue	$515	$42	$557

Three months ended June 30, 2009
Equipment rentals	$423	$31	$454
Sales of rental equipment	82	2	84
Sales of new equipment	19	1	20
Contractor supplies sales	30	3	33
Service and other revenues	22	2	24

Total revenue	$576	$39	$615

Six months ended June 30, 2010
Equipment rentals	$767	$63	$830
Sales of rental equipment	66	6	72
Sales of new equipment	37	3	40
Contractor supplies sales	46	3	49
Service and other revenues	42	2	44

Total revenue	$958	$77	$1,035

Six months ended June 30, 2009
Equipment rentals	$841	$61	$902
Sales of rental equipment	146	5	151
Sales of new equipment	40	3	43
Contractor supplies sales	61	4	65
Service and other revenues	46	2	48

Total revenue	$1,134	$75	$1,209

Three months ended June 30, 2010 and 2009. 2010 equipment rentals of $450 decreased $4, or 0.9 percent, reflecting a 4.7 percent decrease in average fleet size, on an original equipment cost basis, and a 2.0 percent decrease in rental rates, partially offset by a 4.1 percentage point increase in time utilization. Dollar utilization, which reflects the impact of both rental rates and time utilization, and is calculated based on annualized rental revenue divided by the average original equipment cost of our fleet, increased 1.8 percentage points to 46.7 percent. Same-store rental revenues increased 2.7 percent. Equipment rentals represented 81 percent of total revenues for the three months ended June 30, 2010. On a segment basis, equipment rentals represented 81 percent and 83 percent of total revenues for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals decreased $8, or 1.9 percent, primarily due to the impact of closed locations. General rentals same-store rental revenues increased 2.1 percent. Trench safety, power and HVAC equipment rentals increased $4, or 12.9 percent, reflecting an 11.2 percent increase in same-store rental revenues.

Six months ended June 30, 2010 and 2009. 2010 equipment rentals of $830 decreased $72, or 8.0 percent, reflecting a 6.2 percent decrease in average fleet size, on an original equipment cost basis, and a 4.2 percent decline in rental rates, partially offset by a 2.3 percentage point increase in time utilization. Dollar utilization decreased 1.0 percentage points to 42.9 percent. Same-store rental revenues decreased 4.3 percent. Equipment rentals represented 80 percent of total revenues for the six months ended June 30, 2010. On a segment basis, equipment rentals represented 80 percent and 82 percent of total revenues for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals decreased $74, or 8.8 percent, reflecting a 4.8 percent decrease in same-store rental revenues. Trench safety, power and HVAC equipment rentals increased $2, or 3.3 percent, reflecting a 1.8 percent increase in same-store rental revenues.

Sales of rental equipment. For the three and six months ended June 30, 2010, sales of rental equipment represented approximately 7 percent of our total revenues and our general rentals segment accounted for approximately 92 percent of these sales. Sales of rental equipment for trench safety, power and HVAC were insignificant. For the three and six months ended June 30, 2010, sales of rental equipment decreased 56.0 and 52.3 percent, respectively, primarily reflecting a decline in the volume of equipment sold and the mix of equipment sold.

New equipment sales. For the three and six months ended June 30, 2010, new equipment sales represented approximately 4 percent of our total revenues and our general rentals segment accounted for approximately 92 percent of these sales. Sales of new equipment for trench safety, power and HVAC were insignificant. For the three and six months ended June 30, 2010, sales of new equipment increased 5.0 and decreased 7.0 percent, respectively, primarily reflecting changes in the volume of equipment sold.

Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies including construction consumables, tools, small equipment and safety supplies. Consistent with sales of rental and new equipment, general rentals accounts for substantially all of our contractor supplies sales. For the three and six months ended June 30, 2010, contractor supplies sales decreased 21.2 and 24.6 percent, respectively, reflecting a reduction in the volume of supplies sold, partially offset by improved pricing and product mix.

Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenues. For the three and six months ended June 30, 2010, service and other revenues decreased 4.2 and 8.3 percent, respectively, primarily reflecting reduced revenues from service labor and parts sales.

Segment Operating Income

Segment operating income and operating margin were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three months ended June 30, 2010
Operating Income	$56	$9	$65
Operating Margin	10.9%	21.4%	11.7%
Three months ended June 30, 2009
Operating Income	$18	$7	$25
Operating Margin	3.1%	17.9%	4.1%
Six months ended June 30, 2010
Operating Income	$57	$12	$69
Operating Margin	5.9%	15.6%	6.7%
Six months ended June 30, 2009
Operating Income	$38	$9	$47
Operating Margin	3.4%	12.0%	3.9%

The following is a reconciliation of segment operating income to total Company operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total reportable segment operating income	$65	$25	$69	$47
Unallocated restructuring charge	(6)	(20)	(12)	(24)

Operating income	$59	$5	$57	$23

General rentals. For the three months ended June 30, 2010, operating income increased $38 and operating margin increased 7.8 percentage points, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment, and selling, general and administrative expense reductions. Additionally, operating income for the three months ended June 30, 2010 included asset impairment charges of $2, as compared to $9 for the three months ended June 30, 2009.

For the six months ended June 30, 2010, operating income increased $19 and operating margin increased 2.5 percentage points, primarily reflecting increased gross margins from sales of rental equipment and selling, general and administrative expense reductions, partially offset by reduced gross margins from equipment rentals. Additionally, operating income for the six months ended June 30, 2010 included asset impairment charges of $2, as compared to $9 for the six months ended June 30, 2009.

Trench safety, power and HVAC. For the three and six months ended June 30, 2010, operating income increased by $2 and $3, respectively, and operating margin increased by 3.5 and 3.6 percentage points, respectively, reflecting increased gross margins from equipment rentals and improved selling, general and administrative leverage.

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total gross margin	30.7%	22.9%	26.5%	23.6%
Equipment rentals	30.7%	27.1%	25.1%	25.7%
Sales of rental equipment	24.3%	(9.5)%	27.8%	—%
New equipment sales	14.3%	15.0%	15.0%	14.0%
Contractor supplies sales	26.9%	24.2%	28.6%	26.2%
Service and other revenues	60.9%	62.5%	59.1%	62.5%

For the three months ended June 30, 2010, total gross margin increased 7.8 percentage points as compared to the same period in 2009, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 3.6 percentage points, primarily reflecting a 4.1 percentage point increase in time utilization to a second quarter record of 65.4 percent, and savings realized from ongoing cost saving initiatives, partially offset by a 2.0 percent rental rate decline. Additionally, equipment rentals gross margin for the three months ended June 30, 2010 included a benefit of $1 recognized upon the sale of certain assets that had been classified as held for sale, while the three months ended June 30, 2009 included asset impairment charges of $7. The 33.8 percentage point increase in gross margins from sales of rental equipment primarily reflects a higher proportion of retail sales, which yield higher margins, in 2010. For the three months ended June 30, 2010 and 2009, on an original equipment cost-weighted basis, retail sales represented 60 and 26 percent of our sales of rental equipment, respectively, while auction sales represented 22 and 52 percent, respectively.

For the six months ended June 30, 2010, total gross margin increased 2.9 percentage points as compared to the same period in 2009, primarily reflecting increased gross margins from sales of rental equipment. The 27.8 percentage point increase in gross margins from sales of rental equipment primarily reflects a higher proportion of retail sales, which yield higher margins, in 2010. For the six months ended June 30, 2010 and 2009, on an original equipment cost-weighted basis, retail sales represented 65 and 29 percent of our sales of rental equipment, respectively, while auction sales represented 19 and 47 percent, respectively. Gross margins from sales of rental equipment may change in future periods if the mix of the channels that we use to sell rental equipment changes.

Selling, general and administrative expenses (“SG&A”). SG&A expense information for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total SG&A expenses	$90	$101	$176	$209
SG&A as a percentage of revenue	16.2%	16.4%	17.0%	17.3%

SG&A expense includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, third-party professional fees, management salaries and clerical and administrative overhead. For the three months ended June 30, 2010, SG&A expense of $90 decreased $11 as compared to 2009 and decreased by 0.2 percentage points as a percentage of revenue. The decline in SG&A reflects the benefits we are realizing from our cost-saving initiatives, including reduced compensation costs and professional fees.

For the six months ended June 30, 2010, SG&A expense of $176 decreased $33 as compared to 2009 and decreased by 0.3 percentage points as a percentage of revenue. The decline in SG&A reflects the benefits we are realizing from our cost-saving initiatives, including reduced compensation costs, travel and entertainment expenses and professional fees.

Restructuring charge. For the three months ended June 30, 2010 and 2009, restructuring charges of $6 and $20 relate to the closure of 10 and 38 branches, respectively, and severance costs associated with reductions in headcount of approximately 100 and 800, respectively. For the six months ended June 30, 2010 and 2009, restructuring charges of $12 and $24 relate to the closure of 17 and 48 branches, respectively, and severance costs associated with reductions in headcount of approximately 600 and 1,300, respectively. We expect that the restructuring activity will be substantially complete by the end of 2010.

Interest expense, net for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest expense, net	$54	$42	$115	$92

Interest expense, net for the three months ended June 30, 2010 increased by $12, or 29 percent. Interest expense, net for the three months ended June 30, 2010 and 2009 includes gains of $1 and $13, respectively, related to repurchases or redemptions of $24 and $306 principal amounts of our outstanding debt, respectively. Excluding the impact of the gains on the debt repurchases/redemptions, interest expense, net was flat as the impact of higher interest rates offset the impact of lower average outstanding debt.

Interest expense, net for the six months ended June 30, 2010 increased by $23, or 25 percent. Interest expense, net for the six months ended June 30, 2010 and 2009 includes a loss of $3 and a gain of $17, respectively, related to repurchases or redemptions of $459 and $328 principal amounts of our outstanding debt, respectively. Excluding the impact of the gains/losses on the debt repurchases/redemptions, interest expense, net increased slightly primarily due to higher interest rates on lower average outstanding debt.

Interest expense- subordinated convertible debentures, net for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest expense- subordinated convertible debentures, net	$2	$(10)	$4	$(8)

As discussed in note 6 to our condensed consolidated financial statements, the subordinated convertible debentures included in our consolidated balance sheets reflect the obligation to our subsidiary trust that has issued Quarterly Income Preferred Securities (“QUIPS”). This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust. As of June 30, 2010 and December 31, 2009, the aggregate amount of subordinated convertible debentures outstanding was $124. Interest expense-subordinated convertible debentures, net for the three and six months ended June 30, 2010 increased by $12 due to a $13 gain we recognized during the second quarter of 2009 in connection with the simultaneous purchase of $22 of QUIPS and retirement of $22 principal amount of our subordinated convertible debentures.

Other (income) expense, net was $0 and $2 for the three months ended June 30, 2010 and 2009, respectively, and $(1) and $1 for the six months ended June 30, 2010 and 2009, respectively. As discussed in note 4 to our condensed consolidated financial statements, other (income) expense, net for the three months ended June 30, 2010 includes (i) a loss of $1 associated with foreign currency forward contracts and (ii) a gain of $1 associated with the revaluation of certain intercompany loans. Other (income) expense, net for the six months ended June 30, 2010 includes (i) a gain of $7 associated with foreign currency forward contracts and (ii) a loss of $7 associated with the revaluation of certain intercompany loans.

Income taxes. The following table summarizes our benefit for income taxes and the related effective tax rates for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income (loss) before benefit for income taxes	$3	$(29)	$(61)	$(62)
Benefit for income taxes	(9)	(12)	(33)	(26)
Effective tax rate	*	41.4%	54.1%	41.9%

*	Not meaningful, see discussion of the tax benefit for the three months ended June 30, 2010 below.

The difference between the effective tax rate for the six months ended June 30, 2010 and the U.S. federal statutory income tax rate of 35 percent primarily relates to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges. The difference between the 2009 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relates to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes.

The income tax benefit of $9 for the three months ended June 30, 2010 resulted from a revised estimate of the Company’s full year projected income (loss) and the resulting effective tax rate. For the three and six months ended June 30, 2010, our net income (loss) and diluted earnings (loss) per share as reported and calculated using the U.S. federal statutory income tax rate of 35 percent were as follows:

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	As reported	At federal statutory income tax rate of 35 percent	As reported	At federal statutory income tax rate of 35 percent
Net income (loss)	$12	$2	$(28)	$(40)
Diluted earnings (loss) per share	$0.18	$0.03	$(0.46)	$(0.66)

The balance of prepaid expenses and other assets at June 30, 2010 decreased by $49, or 55.1 percent, as compared to December 31, 2009, primarily due to a federal tax refund of $55 received in March 2010.

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

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under the ABL facility and accounts receivable securitization facility. As of June 30, 2010, we had (i) $750 of borrowing capacity available under the ABL facility, (ii) $7 of borrowing capacity available under our accounts receivable securitization facility and (iii) cash and cash equivalents of $30. Cash equivalents at June 30, 2010 consist of direct obligations of AA rated financial institutions. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

As discussed further in note 4 to the condensed consolidated financial statements, during the second quarter of 2010, we concentrated $160 Canadian of excess foreign cash from Canada into the U.S. through an intercompany loan. This cash was used to pay down existing debt. As a result, the balance of cash and cash equivalents decreased significantly from December 31, 2009.

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

Retirement of Senior Notes. As discussed above, in the three and six months ended June 30, 2010, we repurchased or redeemed and subsequently retired $24 and $459 principal amounts of our outstanding indebtedness, respectively.

Loan Covenants and Compliance. As of June 30, 2010, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Both of these covenants were suspended on June 9, 2009 because the availability, as defined in the agreement governing the ABL facility, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through June 30, 2010, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility.

As of June 30, 2010, primarily due to our 2008 goodwill impairment charge, we no longer had any restricted payment capacity under the most restrictive restricted payment covenants in the indentures governing our outstanding senior subordinated notes. This depletion limits our ability to move operating cash flows to Holdings, although certain intercompany arrangements are exempted.

Sources and Uses of Cash. During the six months ended June 30, 2010, we (i) generated cash from operating activities of $219, including $55 related to a federal tax refund and (ii) generated cash from the sale of rental and non-rental equipment of $75. We used cash during this period principally to (i) fund payments on debt, net of proceeds, of $242 and (ii) purchase rental and non-rental equipment of $186. During the six months ended June 30, 2009, we (i) generated cash from operating activities of $205 and (ii) generated cash from the sale of rental and non-rental equipment of $159. We used cash during this period principally to (i) purchase rental and non-rental equipment of $164 and (ii) fund payments on debt, net of proceeds, of $141.

The balance of accounts payable at June 30, 2010 increased by $60, or 46.9 percent, as compared to December 31, 2009, primarily due to increased capital expenditures in 2010.

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

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$219	$205
Purchases of rental equipment	(174)	(138)
Purchases of non-rental equipment	(12)	(26)
Proceeds from sales of rental equipment	72	151
Proceeds from sales of non-rental equipment	3	8
Excess tax benefits from share-based payment arrangements, net	(1)	(1)

Free cash flow	$107	$199

Free cash flow for the six months ended June 30, 2010 was $107, a decrease of $92 as compared to free cash flow of $199 for the six months ended June 30, 2009. As noted above, net cash provided by operating activities for the six months ended June 30, 2010 includes a $55 federal tax refund. Excluding the impact of this refund, the year-over-year decrease in free cash flow primarily reflects reduced proceeds from sales of rental equipment and increased purchases of rental equipment.

Our credit ratings as of July 16, 2010 were as follows:

	Corporate Rating	Outlook
Moody’s (1)	B3	Stable
S&P (1)	B	Stable
Fitch (1)	B	Stable

(1)

Prior to the June 2009 issuance of URNA’s 10 7/8 percent Senior Notes, and in recognition of the deteriorating economic environment, Standard & Poor’s and Fitch downgraded the Company to a corporate rating of B and Fitch placed the Company on negative outlook. In November 2009, prior to the issuance of URNA’s 9 1/4 percent Senior Notes and URI’s 4 percent Convertible Senior Notes, and in recognition of the deteriorating economic environment, Moody’s downgraded the Company to a corporate rating of B3 and placed the Company on stable outlook. In the second quarter of 2010, Fitch and Standard & Poor’s raised the Company’s outlook from negative to stable.

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

Certain Information Concerning Off-Balance Sheet Arrangements. We lease real estate and non-rental equipment under operating leases as a regular business activity. As part of some of our non-rental equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $14. Under current circumstances we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. In accordance with GAAP, this potential liability was not reflected on our balance sheet as of June 30, 2010 or any prior date as we believe that proceeds from the sale of the equipment under these operating leases would approximate the payment obligation.

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

Interest Rate Risk. As of June 30, 2010, we had an aggregate of $751 of indebtedness that bears interest at variable rates, comprised of $542 of borrowings under the ABL facility and $209 of borrowings under our accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. The interest rates applicable to our variable rate debt on June 30, 2010 were (i) 3.4 percent for the ABL facility and (ii) 1.7 percent for the accounts receivable securitization facility. As of June 30, 2010, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $3 for each one percentage point increase in the interest rates applicable to our variable rate debt.

At June 30, 2010, we had an aggregate of $2.1 billion of indebtedness that bears interest at fixed rates, including our subordinated convertible debentures. A one percentage point increase in market interest rates as of June 30, 2010 would reduce the fair value of our fixed rate indebtedness by approximately four percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2009 relative to the Company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. As discussed in note 4 to our condensed consolidated financial statements, during the three and six months ended June 30, 2010, we recognized foreign currency gains of $1 and losses of $7, respectively, associated with the revaluation of certain intercompany loans, however these losses were offset by losses of $1 and gains of $7, respectively, recognized on forward contracts to purchase Canadian dollars, and the aggregate foreign currency impact of the intercompany loans and forward contracts did not have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2010. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported, the U.S. Environmental Protection Agency (the “EPA”) notified the Company that we were a potential responsible party (“PRP”) at a former waste disposal facility included on the National Priorities List of contaminated sites. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, also known as the Superfund law, persons identified as PRPs may be subject to strict, joint and several liability for the costs of cleaning up environmental contamination resulting from releases of hazardous substances at National Priorities List sites. We were identified by the EPA as a PRP at the Operating Industries, Inc. Superfund site in Monterey Park, California. On May 7, 2010, we entered into a settlement agreement with the EPA whereby we agreed to be recognized as a de minimis party in regard to this site and to make a payment of approximately $107,000 to the EPA.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the second quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1, 2010 to April 30, 2010	566	$9.51
May 1, 2010 to May 31, 2010	912	$12.51
June 1, 2010 to June 30, 2010	—	$—

Total (1)	1,478

(1)	The shares were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

Item 6.	Exhibits

3(a)	Restated Certificate of Incorporation of United Rentals, Inc., dated March 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)

3(b)	By-laws of United Rentals, Inc., amended as of January 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on January 20, 2009)

10(a)	United Rentals, Inc. 2010 Long Term Incentive Plan (incorporated by reference to Appendix A of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on March 31, 2010)

10(b)*	Form of United Rentals, Inc. 2010 Long Term Incentive Plan Director Restricted Stock Unit Agreement

12.1*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated: July 19, 2010	By:	/S/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated: July 19, 2010	By:	/S/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller and Principal Accounting Officer