Form 10-Q
period 2010-09-30
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2010-10-20
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 18, 2010, there were 60,533,375 shares of United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$170	$169
Accounts receivable, net of allowance for doubtful accounts of $26 and $25 at September 30, 2010 and December 31, 2009, respectively	399	337
Inventory	48	44
Prepaid expenses and other assets	37	89
Deferred taxes	58	66

Total current assets	712	705
Rental equipment, net	2,335	2,414
Property and equipment, net	409	434
Goodwill and other intangible assets, net	227	231
Other long-term assets	61	75

Total assets	$3,744	$3,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current maturities of long-term debt	$123	$125
Accounts payable	167	128
Accrued expenses and other liabilities	234	208

Total current liabilities	524	461
Long-term debt	2,692	2,826
Subordinated convertible debentures	124	124
Deferred taxes	384	424
Other long-term liabilities	35	43

Total liabilities	3,759	3,878

Common stock—$0.01 par value, 500,000,000 shares authorized, 60,533,375 and 60,163,233 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	490	487
Accumulated deficit	(579)	(574)
Accumulated other comprehensive income	73	67

Total stockholders’ deficit	(15)	(19)

Total liabilities and stockholders’ deficit	$3,744	$3,859

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Equipment rentals	$507	$478	$1,337	$1,380
Sales of rental equipment	32	41	104	192
New equipment sales	19	20	59	63
Contractor supplies sales	24	30	73	95
Service and other revenues	23	23	67	71

Total revenues	605	592	1,640	1,801

Cost of revenues:
Cost of equipment rentals, excluding depreciation	237	225	668	679
Depreciation of rental equipment	98	100	289	316
Cost of rental equipment sales	22	38	74	189
Cost of new equipment sales	15	16	49	53
Cost of contractor supplies sales	16	22	51	70
Cost of service and other revenues	8	11	26	29

Total cost of revenues	396	412	1,157	1,336

Gross profit	209	180	483	465
Selling, general and administrative expenses	95	99	271	308
Restructuring charge	7	1	19	25
Non-rental depreciation and amortization	14	13	43	42

Operating income	93	67	150	90
Interest expense, net	55	62	170	154
Interest expense—subordinated convertible debentures, net	2	2	6	(6)
Other income, net	(2)	(1)	(3)	—

Income (loss) before provision (benefit) for income taxes	38	4	(23)	(58)
Provision (benefit) for income taxes	15	4	(18)	(22)

Net income (loss)	$23	$—	$(5)	$(36)

Basic earnings (loss) per share	$0.37	$—	$(0.09)	$(0.60)
Diluted earnings (loss) per share	$0.33	$—	$(0.09)	$(0.60)

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In millions)

	Common Stock		Additional			Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Comprehensive Income
Balance at December 31, 2009	60	$1	$487	$(574)		$67
Comprehensive loss:
Net loss				(5)	$(5)
Other comprehensive income:
Foreign currency translation adjustments					6	6

Comprehensive income					$1

Stock compensation expense, net			6
Excess tax benefits from share-based payment arrangements, net			(2)
Other	1		(1)

Balance at September 30, 2010	61	$1	$490	$(579)		$73

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(5)	$(36)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	332	358
Amortization of deferred financing costs and original issue discounts	17	13
Gain on sales of rental equipment	(30)	(3)
(Gain) loss on sales of non-rental equipment	(1)	1
Stock compensation expense, net	6	6
Restructuring charge	19	25
Loss (gain) on repurchase/redemption of debt securities	3	(16)
Gain on retirement of subordinated convertible debentures	—	(13)
Decrease in deferred taxes	(35)	(4)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(62)	94
(Increase) decrease in inventory	(4)	7
Decrease in prepaid expenses and other assets	62	13
Increase (decrease) in accounts payable	39	(17)
Increase (decrease) in accrued expenses and other liabilities	2	(75)

Net cash provided by operating activities	343	353
Cash Flows From Investing Activities:
Purchases of rental equipment	(287)	(198)
Purchases of non-rental equipment	(20)	(34)
Proceeds from sales of rental equipment	104	192
Proceeds from sales of non-rental equipment	6	11
Purchases of other companies	—	(26)

Net cash used in investing activities	(197)	(55)
Cash Flows From Financing Activities:
Proceeds from debt	1,481	2,003
Payments of debt	(1,625)	(2,227)
Payments of financing costs	—	(14)
Shares repurchased and retired	(1)	—
Excess tax benefits from share-based payment arrangements, net	(2)	(2)

Net cash used in financing activities	(147)	(240)
Effect of foreign exchange rates	2	14

Net increase in cash and cash equivalents	1	72
Cash and cash equivalents at beginning of period	169	77

Cash and cash equivalents at end of period	$170	$149

Supplemental disclosure of cash flow information:
Cash received for income taxes, net	$49	$2

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

Generally, accounting for income taxes requires companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year (the effective tax rate approach). However, in the present circumstance, because we are unable to reliably estimate the effective tax rate for the full year, we have calculated taxes for the three and nine months ended September 30, 2010 based on actual year-to-date pre-tax income, rather than a full-year forecast.

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

2. Segment Information

Our reportable segments are general rentals and trench safety, power and HVAC. In the second quarter of 2010, our reportable segment for specialty operations was renamed trench safety, power and HVAC to better reflect its fleet and service components. The segment was previously referred to as trench safety, pump and power.

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

The following table sets forth financial information by segment. Information related to our condensed consolidated balance sheets is presented as of September 30, 2010 and December 31, 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total reportable segment revenues
General rentals	$558	$548	$1,516	$1,682
Trench safety, power and HVAC	47	44	124	119

Total revenues	$605	$592	$1,640	$1,801

Total reportable segment depreciation and amortization expense
General rentals	$105	$106	$314	$339
Trench safety, power and HVAC	7	7	18	19

Total depreciation and amortization expense	$112	$113	$332	$358

Total reportable segment operating income
General rentals	$87	$59	$144	$97
Trench safety, power and HVAC	13	9	25	18

Total reportable segment operating income	$100	$68	$169	$115

Total reportable segment capital expenditures
General rentals			$288	$218
Trench safety, power and HVAC			19	14

Total capital expenditures			$307	$232

	September 30, 2010	December 31, 2009
Total reportable segment assets
General rentals	$3,507	$3,633
Trench safety, power and HVAC	237	226

Total assets	$3,744	$3,859

The following is a reconciliation of segment operating income to total Company operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total reportable segment operating income	$100	$68	$169	$115
Unallocated restructuring charge	(7)	(1)	(19)	(25)

Operating income	$93	$67	$150	$90

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

3. Restructuring and Asset Impairment Charges

Over the past several years we have been focused on reducing our operating costs. In connection with this strategy, we reduced our employee headcount from approximately 10,900 at December 31, 2007 to approximately 8,000 at December 31, 2009. Additionally, we reduced our branch network from 697 at December 31, 2007 to 569 at December 31, 2009. In the first nine months of 2010, we further reduced our headcount by approximately 600 employees, or 8 percent, and closed 27 of our less profitable branches. The restructuring charges for the three and nine months ended September 30, 2010 and 2009 include severance costs associated with our headcount reductions, as well as branch closure charges, the latter of which principally relates to continuing lease obligations at vacant facilities.

The table below provides certain information concerning our restructuring charges:

Description	Reserve Balance at December 31, 2009	Charged to Costs and Expenses(1)	Payments and Other	Reserve Balance at September 30, 2010
Branch closure charges	$20	$15	$(12)	$23
Severance costs	1	4	(3)	2

Total	$21	$19	$(15)	$25

(1)	Reflected in our condensed consolidated statements of operations as “Restructuring charge.”

We have incurred total restructuring charges between January 1, 2008 and September 30, 2010 of $70, comprised of $53 of branch closure charges and $17 of severance costs. We expect that the restructuring activity will be substantially complete by the end of 2011.

In addition to the restructuring charges discussed above, during the three and nine months ended September 30, 2010, the company recorded asset impairment charges of $1 and $3, respectively. The asset impairment charges for the three and nine months ended September 30, 2010 primarily relate to leasehold improvement write-offs which were recognized in connection with the consolidation of our branch network discussed above, and are reflected in non-rental depreciation and amortization in the accompanying condensed consolidated statements of operations.

During the three and nine months ended September 30, 2009, the company recorded restructuring charges of $1 and $25, respectively, and asset impairment charges of $0 and $9, respectively. The asset impairment charges for the nine months ended September 30, 2009 include (i) a charge of $7 related to certain rental equipment which is reflected in depreciation of rental equipment in the accompanying condensed consolidated statements of operations and (ii) leasehold improvement write-offs of $2 recognized in connection with the consolidation of our branch network discussed above, which are reflected in non-rental depreciation and amortization in the accompanying condensed consolidated statements of operations.

4. Derivatives

We recognize all derivative instruments as either assets or liabilities at fair value, and recognize the changes in fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of September 30, 2010, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our condensed consolidated statements of operations during the period in which the changes in fair value occur.

We are exposed to certain risks relating to our ongoing business operations. At September 30, 2010, the primary risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At September 30, 2010, we had (i) outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel and (ii) an outstanding forward contract to purchase Canadian dollars which was entered into to mitigate the foreign currency exchange rate risk associated with URNA’s Canadian dollar denominated intercompany loan. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contract to purchase Canadian dollars represents a derivative instrument not designated as a hedging instrument.

Fixed Price Diesel Swaps

The fixed price swap contracts on diesel purchases that were outstanding at September 30, 2010 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffectiveness portion), is recognized in our condensed consolidated statements of operations during the current period. As of September 30, 2010, we had outstanding fixed price swap contracts covering 2.1 million gallons of diesel, 0.9 million and 1.2 million of which will be purchased throughout 2010 and 2011, respectively.

Foreign Currency Forward Contracts

The forward contract to purchase Canadian dollars represents a derivative instrument not designated as a hedging instrument and gains or losses due to changes in its fair value are recognized in our condensed consolidated statements of operations during the period in which the changes in fair value occur. At September 30, 2010, there was an outstanding forward contract to purchase $11 Canadian dollars, representing the amount due at maturity for an intercompany loan entered into during the third quarter of 2010. This intercompany loan concentrated excess foreign cash into the US. The intercompany loan and the forward contract both mature in the fourth quarter of 2010. Upon maturity, the proceeds from the forward contract will be used to pay down the Canadian dollar denominated intercompany loan.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

Financial Statement Presentation

There were no derivative instruments outstanding as of December 31, 2009, or during the three and nine months ended September 30, 2009, and these periods are excluded from the tables below.

Our derivative instruments were reflected in our condensed consolidated balance sheets as follows:

	Balance sheet location	September 30, 2010
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Prepaid expenses and other assets	$	*
	Accrued expenses and other liabilities		*
	Accumulated other comprehensive income (1)		*
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other assets		*

*	Amounts are insignificant (less than $1).
(1)	Represents the effective portion of the fixed price diesel swap contracts, net of taxes.

The effect of our derivative instruments on our condensed consolidated statements of operations was as follows:

		Amount of income (expense) recognized on derivative					Amount of income (expense) recognized on hedged item
	Location of income (expense) recognized on derivative	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010		Location of income (expense) recognized on hedged item	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$	*	$	*
	Cost of equipment rentals, excluding depreciation (2)		*		*	Cost of equipment rentals, excluding depreciation (3)	$(3)	$(8)

Derivatives not designated as hedging instruments:

Foreign currency forward contracts	Other income (expense), net		5		12	Other income (expense), net	(5)	(12)

*	Amounts are insignificant (less than $1).
(1)	Represents the ineffective portion of the fixed price diesel swaps.
(2)	Represents the effective portion of the fixed price diesel swaps.
(3)	Reflects purchases of 1.1 million and 2.7 million gallons of diesel covered by the fixed price swap contracts during the three and nine months ended September 30, 2010, respectively.

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

Assets and Liabilities Measured at Fair Value

The following table presents the fair values of our assets and liabilities that are measured at fair value:

	September 30, 2010						December 31, 2009
Liabilities:	Level 1	Level 2		Level 3	Fair Value		Level 1	Level 2	Level 3	Fair Value
Held for sale assets measured at fair value on a non-recurring basis (1)	$—		$—	$—		$—	$—	$—	$2	$2
Derivatives measured at fair value on a recurring basis:
Assets:
Fuel fixed price swaps contracts (2)	—		*	—		*	—	—	—	—
Foreign exchange contracts (3)	—		*	—		*	—	—	—	—

Total derivative assets	$—	$	*	$—	$	*	$—	$—	$—	$—
Liabilities:	—		*	—		*	—	—	—	—
Fuel fixed price swaps contracts (2)	—		*	—		*	—	—	—	—

*	Amounts are insignificant (less than $1).
(1)	Primarily relates to certain rental equipment classified as held for sale. All assets that were classified as held for sale as of December 31, 2009 were sold or transferred during the first half of 2010. A gain of $1 was recognized in depreciation of rental equipment in the accompanying condensed consolidated statements of operations associated with held for sale assets during the nine months ended September 30, 2010. Fair value is determined using a market approach based on the proceeds we expect to receive upon sale of the equipment.
(2)	As discussed in note 4 to the condensed consolidated financial statements, we entered into fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of September 30, 2010, we have fixed price swap contracts covering 2.1 million gallons of diesel which we will buy at the average contractual rate of $3.11 per gallon, while the average forward price for the hedged gallons was $3.16 per gallon as of September 30, 2010. Fixed price swap contracts covering 0.9 million and 1.2 million gallons of diesel mature throughout 2010 and 2011, respectively.
(3)	As discussed in note 4 to the condensed consolidated financial statements, we entered into a forward contract to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with an outstanding Canadian dollar denominated intercompany loan. Fair value is determined based on observable market data. As of September 30, 2010, we have a forward contract covering $11 Canadian which we will buy at an exchange rate of $0.96 cents per Canadian dollar at contract maturity, while the forward rate at contract maturity was $0.97 cents per Canadian dollar as of September 30, 2010. This forward contract matures in the fourth quarter of 2010.

Fair Value of Financial Instruments

The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility, accounts receivable securitization facility and 1 7/8 percent Convertible Senior Subordinated Notes approximate their book values as of September 30, 2010 and December 31, 2009. The estimated fair values of our other financial instruments as of September 30, 2010 and December 31, 2009 have been calculated based upon available market information or an appropriate valuation technique, and are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Subordinated convertible debentures	$124	$86	$124	$75
Senior and senior subordinated notes	1,822	1,985	2,275	2,302
Other debt, including capital leases (1)	21	15	31	24

(1)	Primarily comprised of capital leases, the fair value of which is determined using an expected present value technique.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

6. Debt and Subordinated Convertible Debentures

Debt consists of the following:

	September 30, 2010	December 31, 2009
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$240	$193
$1.360 billion ABL Facility (1)	617	337
6 1/2 percent Senior Notes	—	435
7 3/4 percent Senior Subordinated Notes	468	484
7 percent Senior Subordinated Notes	253	261
10 7/8 percent Senior Notes	487	486
9 1/4 percent Senior Notes	492	492
1 7/8 percent Convertible Senior Subordinated Notes (2)	115	115
Other debt, including capital leases	21	31

Total URNA and subsidiaries debt	2,693	2,834
Less current portion	(123)	(125)

Long-term URNA and subsidiaries debt	2,570	2,709

Holdings:
4 percent Convertible Senior Notes	122	117

Total long-term debt (3)	$2,692	$2,826

(1)	$683 and $7 were available under our senior secured asset-based revolving credit facility (the “ABL facility”) and accounts receivable securitization facility, respectively, at September 30, 2010. The ABL facility availability is reflected net of $60 of letters of credit. At September 30, 2010, the interest rates applicable to our ABL facility and accounts receivable securitization facility were 3.4 percent and 1.7 percent, respectively.
(2)

Subject to providing notification to the Company on October 15, 2010, the holders of our 1 7/8 percent Convertible Senior Subordinated Notes had the right to require us to repurchase all of the 1 7/8 percent Convertible Senior Subordinated Notes. On October 15, 2010, $93 of the 1 7/8 percent Convertible Senior Subordinated Notes outstanding at September 30, 2010 were put to the Company and are scheduled to be repurchased on October 20, 2010 at par.

(3)

In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. Total long-term debt at September 30, 2010 and December 31, 2009 excludes $124 of these Debentures, which are separately classified in our condensed consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflect the obligation to our subsidiary that has issued the QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the Trust.

Retirement/Redemption of Debt. During the nine months ended September 30, 2010, we repurchased or redeemed and subsequently retired certain of our outstanding debt securities. In connection with these repurchases/retirements, we recognized gains (losses) based on the difference between the net carrying amounts of the repurchased or redeemed securities and the repurchase prices. A summary of our debt repurchase/redemption activity for the nine months ended September 30, 2010 is as follows:

	Repurchase price	Principal	Gain (loss) (1)
7 3/4 percent Senior Subordinated Notes	$15	$16	$1
7 percent Senior Subordinated Notes	8	8	—
6 1/2 percent Senior Notes	435	435	(4)

Total	$458	$459	$(3)

(1)	The amount of the gain (loss) is calculated as the difference between the net carrying amount of the related security and the repurchase price. The net carrying amounts of the securities are less than the principal amounts due to capitalized debt issuance costs and any original issue discount. In connection with the repurchases/redemptions, aggregate debt issuance costs and original issue discounts of $4 were written off in the nine months ended September 30, 2010. The gains (losses) are reflected in interest expense, net in our consolidated statements of operations.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

Loan Covenants and Compliance. As of September 30, 2010, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Both of these covenants were suspended on June 9, 2009 because availability, as defined in the agreement governing the ABL facility, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through September 30, 2010, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility.

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

In the First New York Securities, L.L.C., et al. v. United Rentals, Inc., et al. matter, on August 30, 2010, the United States Court of Appeals for the Second Circuit affirmed the judgment of the United States District Court for the District of Connecticut granting defendants’ motion to dismiss. On September 13, 2010, plaintiffs filed a petition for rehearing en banc or panel rehearing.

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

8. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the adjusted weighted-average number of common shares. Diluted earnings per share for the three months ended September 30, 2010 and 2009 excludes the impact of approximately 3.0 million and 8.3 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. Diluted loss per share for the nine months ended September 30, 2010 and 2009 excludes the impact of approximately 9.2 million and 9.6 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$23	$—	$(5)	$(36)
Convertible debt interest—1 7/8 percent	—	—	—	—

Net income (loss) available to common stockholders	$23	$—	$(5)	$(36)

Denominator:
Denominator for basic earnings (loss) per share—weighted-average common shares	60,531	60,132	60,417	60,081
Effect of dilutive securities:
Employee stock options and warrants	383	231	—	—
Convertible subordinated notes—1 7/8 percent	5,275	—	—	—
Convertible subordinated notes—4 percent	1,592	—	—	—
Restricted stock units	751	365	—	—

Denominator for diluted earnings (loss) per share—adjusted weighted-average common shares	68,532	60,728	60,417	60,081
Basic earnings (loss) per share	$0.37	$—	$(0.09)	$(0.60)
Diluted earnings (loss) per share	$0.33	$—	$(0.09)	$(0.60)

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

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$7	$—	$163	$—	$—	$170
Accounts receivable, net	—	5	7	68	319	—	399
Intercompany receivable (payable)	76	(894)	959	(141)	—	—	—
Inventory	—	25	15	8	—	—	48
Prepaid expenses and other assets	—	10	23	4	—	—	37
Deferred taxes	—	56	1	1	—	—	58

Total current assets	76	(791)	1,005	103	319	—	712

Rental equipment, net	—	1,281	767	287	—	—	2,335
Property and equipment, net	43	196	143	27	—	—	409
Investments in subsidiaries	196	1,996	—	—	—	(2,192)	—
Goodwill and other intangibles, net	—	100	83	44	—	—	227
Other long-term assets	8	48	4	—	1	—	61

Total assets	$323	$2,830	$2,002	$461	$320	$(2,192)	$3,744

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current maturities of long-term debt	$—	$123	$—	$—	$—	$—	$123
Accounts payable	—	61	77	29	—	—	167
Accrued expenses and other liabilities	43	77	96	18	—	—	234

Total current liabilities	43	261	173	47	—	—	524
Long-term debt	122	2,188	142	—	240	—	2,692
Subordinated convertible debentures	124	—	—	—	—	—	124
Deferred taxes	16	185	153	30	—	—	384
Other long-term liabilities	33	—	2	—	—	—	35

Total liabilities	338	2,634	470	77	240	—	3,759

Total stockholders’ (deficit) equity	(15)	196	1,532	384	80	(2,192)	(15)

Total liabilities and stockholders’ (deficit) equity	$323	$2,830	$2,002	$461	$320	$(2,192)	$3,744

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$255	$180	$72	$—	$—	$507
Sales of rental equipment	—	15	12	5	—	—	32
New equipment sales	—	11	4	4	—	—	19
Contractor supplies sales	—	11	8	5	—	—	24
Service and other revenues	—	12	5	6	—	—	23

Total revenues	—	304	209	92	—	—	605

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	119	87	31	—	—	237
Depreciation of rental equipment	—	54	32	12	—	—	98
Cost of rental equipment sales	—	9	9	4	—	—	22
Cost of new equipment sales	—	9	3	3	—	—	15
Cost of contractor supplies sales	—	7	6	3	—	—	16
Cost of service and other revenues	—	6	1	1	—	—	8

Total cost of revenues	—	204	138	54	—	—	396

Gross profit	—	100	71	38	—	—	209
Selling, general and administrative expenses	12	44	20	14	5	—	95
Restructuring charge	—	2	5	—	—	—	7
Non-rental depreciation and amortization	4	6	3	1	—	—	14

Operating (loss) income	(16)	48	43	23	(5)	—	93
Interest expense, net	3	49	3	(1)	1	—	55
Interest expense-subordinated convertible debentures	2	—	—	—	—	—	2
Other (income) expense, net	(17)	12	7	4	(8)	—	(2)

(Loss) income before (benefit) provision for income taxes	(4)	(13)	33	20	2	—	38
(Benefit) provision for income taxes	(2)	(7)	19	4	1	—	15

(Loss) income before equity in net earnings (loss) of subsidiaries	(2)	(6)	14	16	1	—	23
Equity in net earnings (loss) of subsidiaries	25	31	—	—	—	(56)	—

Net income (loss)	$23	$25	$14	$16	$1	$(56)	$23

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$248	$171	$59	$—	$—	$478
Sales of rental equipment	—	22	14	5	—	—	41
New equipment sales	—	10	6	4	—	—	20
Contractor supplies sales	—	13	11	6	—	—	30
Service and other revenues	—	13	7	3	—	—	23

Total revenues	—	306	209	77	—	—	592

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	113	85	27	—	—	225
Depreciation of rental equipment	—	57	32	11	—	—	100
Cost of rental equipment sales	—	21	12	5	—	—	38
Cost of new equipment sales	—	9	4	3	—	—	16
Cost of contractor supplies sales	—	9	9	4	—	—	22
Cost of service and other revenues	—	6	4	1	—	—	11

Total cost of revenues	—	215	146	51	—	—	412

Gross profit	—	91	63	26	—	—	180
Selling, general and administrative expenses	6	46	31	11	5	—	99
Restructuring charge	—	—	1	—	—	—	1
Non-rental depreciation and amortization	4	4	4	1	—	—	13

Operating (loss) income	(10)	41	27	14	(5)	—	67
Interest expense, net	8	48	4	1	1	—	62
Interest expense-subordinated convertible debentures	2	—	—	—	—	—	2
Other (income) expense, net	(18)	14	10	2	(9)	—	(1)

(Loss) income before (benefit) provision for income taxes	(2)	(21)	13	11	3	—	4
(Benefit) provision for income taxes	(1)	(1)	4	2	—	—	4

(Loss) income before equity in net earnings (loss) of subsidiaries	(1)	(20)	9	9	3	—	—
Equity in net earnings (loss) of subsidiaries	1	21	—	—	—	(22)	—

Net income (loss)	$—	$1	$9	$9	$3	$(22)	$—

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$695	$458	$184	$—	$—	$1,337
Sales of rental equipment	—	53	34	17	—	—	104
New equipment sales	—	33	13	13	—	—	59
Contractor supplies sales	—	32	24	17	—	—	73
Service and other revenues	—	36	17	14	—	—	67

Total revenues	—	849	546	245	—	—	1,640

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	335	242	91	—	—	668
Depreciation of rental equipment	—	160	96	33	—	—	289
Cost of rental equipment sales	—	37	25	12	—	—	74
Cost of new equipment sales	—	28	10	11	—	—	49
Cost of contractor supplies sales	—	23	17	11	—	—	51
Cost of service and other revenues	—	16	6	4	—	—	26

Total cost of revenues	—	599	396	162	—	—	1,157

Gross profit	—	250	150	83	—	—	483
Selling, general and administrative expenses	21	126	70	40	14	—	271
Restructuring charge	—	11	8	—	—	—	19
Non-rental depreciation and amortization	10	18	12	3	—	—	43

Operating (loss) income	(31)	95	60	40	(14)	—	150
Interest expense, net	9	156	5	(3)	3	—	170
Interest expense-subordinated convertible debentures	6	—	—	—	—	—	6
Other (income) expense, net	(46)	34	24	9	(24)	—	(3)

(Loss) income before (benefit) provision for income taxes	—	(95)	31	34	7	—	(23)
(Benefit) provision for income taxes	—	(54)	18	14	4	—	(18)

(Loss) income before equity in net (loss) earnings of subsidiaries	—	(41)	13	20	3	—	(5)
Equity in net (loss) earnings of subsidiaries	(5)	36	—	—	—	(31)	—

Net (loss) income	$(5)	$(5)	$13	$20	$3	$(31)	$(5)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$724	$495	$161	$—	$—	$1,380
Sales of rental equipment	—	110	59	23	—	—	192
New equipment sales	—	31	20	12	—	—	63
Contractor supplies sales	—	39	38	18	—	—	95
Service and other revenues	—	40	22	9	—	—	71

Total revenues	—	944	634	223	—	—	1,801

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	346	254	79	—	—	679
Depreciation of rental equipment	—	177	106	33	—	—	316
Cost of rental equipment sales	—	111	57	21	—	—	189
Cost of new equipment sales	—	27	16	10	—	—	53
Cost of contractor supplies sales	—	28	29	13	—	—	70
Cost of service and other revenues	—	16	9	4	—	—	29

Total cost of revenues	—	705	471	160	—	—	1,336

Gross profit	—	239	163	63	—	—	465
Selling, general and administrative expenses	13	134	108	38	15	—	308
Restructuring charge	—	10	14	1	—	—	25
Non-rental depreciation and amortization	15	12	13	2	—	—	42

Operating (loss) income	(28)	83	28	22	(15)	—	90
Interest expense, net	24	115	11	—	4	—	154
Interest expense-subordinated convertible debentures, net	(6)	—	—	—	—	—	(6)
Other (income) expense, net	(51)	42	32	6	(29)	—	—

Income (loss) before provision (benefit) for income taxes	5	(74)	(15)	16	10	—	(58)
Provision (benefit) for income taxes	2	(22)	(7)	2	3	—	(22)

Income (loss) before equity in net (loss) earnings of subsidiaries	3	(52)	(8)	14	7	—	(36)
Equity in net (loss) earnings of subsidiaries	(39)	13	—	—	—	26	—

Net (loss) income	$(36)	$(39)	$(8)	$14	$7	$26	$(36)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Nine Months Ended September 30, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$12	$271	$70	$45	$(55)	$—	$343
Net cash used in investing activities	(10)	(69)	(75)	(43)	—	—	(197)
Net cash (used in) provided by financing activities	(2)	(200)	2	(2)	55	—	(147)
Effect of foreign exchange rates	—	—	—	2	—	—	2

Net increase (decrease) in cash and cash equivalents	—	2	(3)	2	—	—	1
Cash and cash equivalents at beginning of period	—	5	3	161	—	—	169

Cash and cash equivalents at end of period	$—	$7	$—	$163	$—	$—	$170

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Nine Months Ended September 30, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$18	$172	$6	$49	$108	$—	$353
Net cash (used in) provided by investing activities	(15)	(38)	(8)	6	—	—	(55)
Net cash (used in) provided by financing activities	(3)	(128)	2	(3)	(108)	—	(240)
Effect of foreign exchange rates	—	—	—	14	—	—	14

Net increase in cash and cash equivalents	—	6	—	66	—	—	72
Cash and cash equivalents at beginning of period	—	—	4	73	—	—	77

Cash and cash equivalents at end of period	$—	$6	$4	$139	$—	$—	$149

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share data, unless otherwise indicated)

Executive Overview

We are the largest equipment rental company in the world with an integrated network of 549 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe we are well positioned to take advantage of this environment because as a larger company we have more resources and certain competitive advantages over smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services as well as with better maintained equipment, and greater flexibility to transfer equipment among branches.

We offer for rent approximately 2,900 classes of equipment to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of used rental equipment, sales of new equipment, contractor supplies sales and service and other. In 2009, equipment rental revenues represented 78 percent of our total revenues.

The latter part of 2008 through 2009 was challenging for both our company and the U.S. equipment rental industry as a whole. As the financial crisis led into a recession, credit restrictions and the macro economy triggered a severe downturn in non-residential construction activity of unprecedented depth and duration. Late in the first quarter of 2010, we began to see signs of a potential recovery in our end markets; this has continued through the second and third quarters, becoming more pronounced by June. We believe that our performance in the third quarter—which includes record quarterly time utilization of 71.3 percent—reflects both seasonal and cyclical improvements in our operating environment. Although there is no certainty that these trends will continue, we believe that our strategy will strengthen our leadership position in the recovery. Our strategy is to optimize our core rental business through customer segmentation, rate management and fleet management; achieve differentiation and a competitive advantage through customer service excellence; and maintain a disciplined approach to cost control.

Financial Overview

Net income (loss). Net income (loss) and diluted earnings (loss) per share for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$23	$—	$(5)	$(36)
Diluted earnings (loss) per share	$0.33	$—	$(0.09)	$(0.60)

Net income (loss) and diluted earnings (loss) per share for the three and nine months ended September 30, 2010 and 2009 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Net loss	Diluted loss per share	Net loss	Diluted loss per share	Net loss	Diluted loss per share	Net (loss) income	Diluted (loss) earnings per share
Restructuring charge (1)	$(4)	$(0.06)	$—	$—	$(11)	$(0.20)	$(15)	(0.24)
(Loss) gain on repurchases/redemptions of debt securities and retirement of subordinated convertible debentures	—	—	(1)	(0.01)	(2)	(0.03)	18	0.28
Asset impairment charge (2)	(1)	(0.01)	—	—	(2)	(0.04)	(6)	(0.09)

(1)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.
(2)	As discussed in note 3 to the condensed consolidated financial statements, the 2010 charge primarily relates to the impact of leasehold improvement write-offs. The 2009 charge includes the impact of impairing certain rental equipment and leasehold improvement write-offs.

In addition to the matters discussed above, our 2010 performance reflects increased gross profit from the sale of rental equipment and reductions in selling, general and administrative expenses. Our results for the three months ended September 30, 2010 also include increased gross profit from equipment rentals reflecting a 7.1 percentage point increase in time utilization to a quarterly record of 71.3 percent. Additionally, and as discussed below (see “Income taxes”), our results for the nine months ended September 30, 2010 include a tax benefit of $18.

EBITDA GAAP Reconciliation. EBITDA represents the sum of net income (loss), provision (benefit) for income taxes, interest expense, net, interest expense-subordinated convertible debentures, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the restructuring charge and stock compensation expense, net. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliation, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net loss or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between net income (loss) and EBITDA and adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$23	$—	$(5)	$(36)
Provision (benefit) for income taxes	15	4	(18)	(22)
Interest expense, net	55	62	170	154
Interest expense – subordinated convertible debentures, net	2	2	6	(6)
Depreciation of rental equipment	98	100	289	316
Non-rental depreciation and amortization	14	13	43	42

EBITDA	$207	$181	$485	$448
Restructuring charge (1)	7	1	19	25
Stock compensation expense, net (2)	2	2	6	6

Adjusted EBITDA	$216	$184	$510	$479

(1)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.
(2)	Represents non-cash, share-based payments associated with the granting of equity instruments.

For the three months ended September 30, 2010, EBITDA increased $26, or 14.4 percent, and adjusted EBITDA increased $32, or 17.4 percent, primarily reflecting increased margins from equipment rentals and sales of rental equipment, and selling, general and administrative expense reductions. For the nine months ended September 30, 2010, EBITDA increased $37, or 8.3 percent, and adjusted EBITDA increased $31, or 6.5 percent, primarily reflecting increased margins from sales of rental equipment, and selling, general and administrative expense reductions, partially offset by reduced margins from equipment rentals.

Results of Operations

As discussed in note 2 to our condensed consolidated financial statements, our reportable segments are general rentals and trench safety, power and HVAC. In the second quarter of 2010, our reportable segment for specialty operations was renamed trench safety, power and HVAC to better reflect its fleet and service components. The segment was previously referred to as trench safety, pump and power.

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

As discussed in note 2 to our condensed consolidated financial statements, we aggregate our seven geographic regions—the Southwest, Gulf, Northwest, Southeast, Midwest, East, and the Northeast Canada—as well as the Aerial West region into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended September 30, 2010, our Midwest region’s equipment rentals gross margin varied by more than 10 percent from the equipment rentals gross margin of the aggregated general rentals’ regions over the same period. Although the margin for the Midwest region exceeded a 10 percent variance level for this five year period, prior to the significant economic downturn in 2009 that negatively impacted all our regions, the Midwest region’s margin was converging with those achieved at the other general rentals’ regions, and, given management’s focus on cost cutting, improved processes and fleet sharing, we expect further convergence going forward. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.

These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.

Revenues by segment were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three months ended September 30, 2010
Equipment rentals	$466	$41	$507
Sales of rental equipment	30	2	32
Sales of new equipment	17	2	19
Contractor supplies sales	22	2	24
Service and other revenues	23	—	23

Total revenue	$558	$47	$605

Three months ended September 30, 2009
Equipment rentals	$440	$38	$478
Sales of rental equipment	38	3	41
Sales of new equipment	19	1	20
Contractor supplies sales	29	1	30
Service and other revenues	22	1	23

Total revenue	$548	$44	$592

Nine months ended September 30, 2010
Equipment rentals	$1,233	$104	$1,337
Sales of rental equipment	96	8	104
Sales of new equipment	54	5	59
Contractor supplies sales	68	5	73
Service and other revenues	65	2	67

Total revenue	$1,516	$124	$1,640

Nine months ended September 30, 2009
Equipment rentals	$1,281	$99	$1,380
Sales of rental equipment	184	8	192
Sales of new equipment	59	4	63
Contractor supplies sales	90	5	95
Service and other revenues	68	3	71

Total revenue	$1,682	$119	$1,801

Three months ended September 30, 2010 and 2009. 2010 equipment rentals of $507 increased $29, or 6.1 percent, reflecting a 7.1 percentage point increase in time utilization, partially offset by a 1.4 percent decrease in rental rates. Dollar utilization, which reflects the impact of both rental rates and time utilization, and is calculated based on annualized rental revenue divided by the average original equipment cost of our fleet, increased 2.9 percentage points to 51.6 percent. Same-store rental revenues increased 9.7 percent. Equipment rentals represented 84 percent of total revenues for the three months ended September 30, 2010. On a segment basis, equipment rentals represented 84 percent and 87 percent of total revenues for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $26, or 5.9 percent, reflecting a 9.6 percent increase in same-store rental revenues partially offset by the impact of closed locations. Trench safety, power and HVAC equipment rentals increased $3, or 7.9 percent, reflecting an 11.2 percent increase in same-store rental revenues.

Nine months ended September 30, 2010 and 2009. 2010 equipment rentals of $1,337 decreased $43, or 3.1 percent, reflecting a 4.4 percent decrease in average fleet size, on an original equipment cost basis, and a 3.3 percent decline in rental rates, partially offset by a 4.0 percentage point increase in time utilization. Dollar utilization increased 0.5 percentage points to 45.8 percent. Same-store rental revenues increased 0.6 percent. Equipment rentals represented 82 percent of total revenues for the nine months ended September 30, 2010. On a segment basis, equipment rentals represented 81 percent and 84 percent of total revenues for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals decreased $48, or 3.7 percent, primarily due to the impact of closed locations. Trench safety, power and HVAC equipment rentals increased $5, or 5.1 percent, reflecting a 5.3 percent increase in same-store rental revenues.

Sales of rental equipment. For the three and nine months ended September 30, 2010, sales of rental equipment represented approximately 6 percent of our total revenues and our general rentals segment accounted for approximately 93 percent of these sales. Sales of rental equipment for trench safety, power and HVAC were insignificant. For the three and nine months ended September 30, 2010, sales of rental equipment decreased 22.0 and 45.8 percent, respectively, primarily reflecting a decline in the volume of equipment sold and the mix of equipment sold.

New equipment sales. For the three and nine months ended September 30, 2010, new equipment sales represented approximately 4 percent of our total revenues and our general rentals segment accounted for approximately 91 percent of these sales. Sales of new equipment for trench safety, power and HVAC were insignificant. For the three and nine months ended September 30, 2010, sales of new equipment decreased 5.0 and 6.3 percent, respectively, primarily reflecting changes in the volume of equipment sold.

Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies including construction consumables, tools, small equipment and safety supplies. Consistent with sales of rental and new equipment, general rentals accounts for substantially all of our contractor supplies sales. For the three and nine months ended September 30, 2010, contractor supplies sales decreased 20.0 and 23.2 percent, respectively, reflecting a reduction in the volume of supplies sold, partially offset by improved pricing and product mix.

Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services (including parts sales). Consistent with sales of rental and new equipment as well as sales of contractor supplies, general rentals accounts for substantially all of our service and other revenues. Service and other revenues were flat for the three months ended September 30, 2010. For the nine months ended September 30, 2010, service and other revenues decreased 5.6 percent, primarily reflecting reduced revenues from service labor and parts sales, partially offset by increased software license and related revenues.

Segment Operating Income

Segment operating income and operating margin were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three months ended September 30, 2010
Operating Income	$87	$13	$100
Operating Margin	15.6%	27.7%	16.5%
Three months ended September 30, 2009
Operating Income	$59	$9	$68
Operating Margin	10.8%	20.5%	11.5%
Nine months ended September 30, 2010
Operating Income	$144	$25	$169
Operating Margin	9.5%	20.2%	10.3%
Nine months ended September 30, 2009
Operating Income	$97	$18	$115
Operating Margin	5.8%	15.1%	6.4%

The following is a reconciliation of segment operating income to total Company operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total reportable segment operating income	$100	$68	$169	$115
Unallocated restructuring charge	(7)	(1)	(19)	(25)

Operating income	$93	$67	$150	$90

General rentals. For the three months ended September 30, 2010, operating income increased $28 and operating margin increased 4.8 percentage points, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment, and selling, general and administrative expense reductions.

For the nine months ended September 30, 2010, operating income increased $47 and operating margin increased 3.7 percentage points, primarily reflecting increased gross margins from sales of rental equipment and selling, general and administrative expense reductions, partially offset by reduced gross margins from equipment rentals. Additionally, operating income for the nine months ended September 30, 2010 included asset impairment charges of $3, as compared to $9 for the nine months ended September 30, 2009.

Trench safety, power and HVAC. For the three and nine months ended September 30, 2010, operating income increased by $4 and $7, respectively, and operating margin increased by 7.2 and 5.1 percentage points, respectively, reflecting increased gross margins from equipment rentals and improved selling, general and administrative leverage.

Gross margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total gross margin	34.5%	30.4%	29.5%	25.8%
Equipment rentals	33.9%	32.0%	28.4%	27.9%
Sales of rental equipment	31.3%	7.3%	28.8%	1.6%
New equipment sales	21.1%	20.0%	16.9%	15.9%
Contractor supplies sales	33.3%	26.7%	30.1%	26.3%
Service and other revenues	65.2%	52.2%	61.2%	59.2%

For the three months ended September 30, 2010, total gross margin increased 4.1 percentage points as compared to the same period in 2009, primarily reflecting increased gross margins from equipment rentals, sales of rental equipment and service and other revenues. Equipment rentals gross margin increased 1.9 percentage points, primarily reflecting a 7.1 percentage point increase in time utilization to a record 71.3 percent, reduced depreciation on a smaller fleet and savings realized from ongoing cost saving initiatives, partially offset by a 1.4 percent rental rate decline. The 24.0 percentage point increase in gross margins from sales of rental equipment primarily reflects a higher proportion of retail sales, which yield higher margins, in 2010. For the three months ended September 30, 2010 and 2009, on an original equipment cost-weighted basis, retail sales represented 57 and 43 percent of our sales of rental equipment, respectively, while auction sales represented 20 and 23 percent, respectively. The 13.0 percentage point increase in gross margins from service and other revenues primarily reflects a higher proportion of software license and related revenues, which yield higher margins, in 2010.

For the nine months ended September 30, 2010, total gross margin increased 3.7 percentage points as compared to the same period in 2009, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 0.5 percentage points, primarily reflecting a 4.0 percentage point increase in time utilization, a $27 reduction in depreciation due to a 4.4 percent decrease in average fleet size, on an original equipment cost basis, and the impact of a $7 asset impairment charge related to certain rental equipment recognized during the nine months ended September 30, 2009, and savings realized from ongoing cost saving initiatives, partially offset by a 3.3 percent rental rate decline. The 27.2 percentage point increase in gross margins from sales of rental equipment primarily reflects a higher proportion of retail sales, which yield higher margins, in 2010. For the nine months ended September 30, 2010 and 2009, on an original equipment cost-weighted basis, retail sales represented 63 and 32 percent of our sales of rental equipment, respectively, while auction sales represented 20 and 42 percent, respectively. Gross margins from sales of rental equipment may change in future periods if the mix of the channels that we use to sell rental equipment changes.

Selling, general and administrative expenses (“SG&A”). SG&A expense information for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total SG&A expenses	$95	$99	$271	$308
SG&A as a percentage of revenue	15.7%	16.7%	16.5%	17.1%

SG&A expense includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, third-party professional fees, management salaries and clerical and administrative overhead. For the three months ended September 30, 2010, SG&A expense of $95 decreased $4 as compared to 2009 and improved by 1.0 percentage points as a percentage of revenue. The decline in SG&A reflects the benefits we are realizing from our cost-saving initiatives, including reduced compensation costs and professional fees, partially offset by a $6 increase in bad debt expense. The increase in bad debt expense reflects an increase in accounts receivable and a slight deterioration in the aging of our portfolio.

For the nine months ended September 30, 2010, SG&A expense of $271 decreased $37 as compared to 2009 and improved by 0.6 percentage points as a percentage of revenue. The decline in SG&A reflects the benefits we are realizing from our cost-saving initiatives, including reduced compensation costs, travel and entertainment expenses and professional fees.

Restructuring charge. For the three months ended September 30, 2010 and 2009, restructuring charges of $7 and $1 relate to the closure of 10 and three branches, respectively. Additionally, the restructuring charges for the three months ended September 30, 2009 include severance costs associated with reductions in headcount of approximately 200. For the nine months ended September 30, 2010 and 2009, restructuring charges of $19 and $25 relate to the closure of 27 and 51 branches, respectively, and severance costs associated with reductions in headcount of approximately 600 and 1,500, respectively. We expect that the restructuring activity will be substantially complete by the end of 2011.

Interest expense, net for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest expense, net	$55	$62	$170	$154

Interest expense, net for the three months ended September 30, 2010 decreased by $7, or 11 percent, primarily reflecting lower average outstanding debt.

Interest expense, net for the nine months ended September 30, 2010 increased by $16, or 10 percent. Interest expense, net for the nine months ended September 30, 2010 and 2009 includes a loss of $3 and a gain of $16, respectively, related to repurchases or redemptions of $459 and $490 principal amounts of our outstanding debt, respectively. Excluding the impact of the gains/losses on the debt repurchases/redemptions, interest expense, net decreased slightly as the impact of higher interest rates partially offset the impact of lower average outstanding debt.

Interest expense- subordinated convertible debentures, net for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest expense- subordinated convertible debentures, net	$2	$2	$6	$(6)

As discussed in note 6 to our condensed consolidated financial statements, the subordinated convertible debentures included in our consolidated balance sheets reflect the obligation to our subsidiary trust that has issued Quarterly Income Preferred Securities (“QUIPS”). This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust. As of September 30, 2010 and December 31, 2009, the aggregate amount of subordinated convertible debentures outstanding was $124. Interest expense-subordinated convertible debentures, net for nine months ended September 30, 2010 increased by $12 due to a $13 gain we recognized during the second quarter of 2009 in connection with the simultaneous purchase of $22 of QUIPS and retirement of $22 principal amount of our subordinated convertible debentures.

Other income, net for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Other income, net	$(2)	$(1)	$(3)	$—

As discussed in note 4 to our condensed consolidated financial statements, other income, net for the three months ended September 30, 2010 includes (i) a gain of $5 associated with foreign currency forward contracts and (ii) a loss of $5 associated with the revaluation of certain Canadian dollar denominated intercompany loans. Other income, net for the nine months ended September 30, 2010 includes (i) a gain of $12 associated with foreign currency forward contracts and (ii) a loss of $12 associated with the revaluation of certain Canadian dollar denominated intercompany loans.

Income taxes. The following table summarizes our provision (benefit) for income taxes and the related effective tax rates for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income (loss) before provision (benefit) for income taxes	$38	$4	$(23)	$(58)
Provision (benefit) for income taxes	15	4	(18)	(22)
Effective tax rate	39.5%	100.0%	78.3%	37.9%

The differences between the 2010 and 2009 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relate to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes.

As discussed in note 1 to our condensed consolidated financial statements, accounting for income taxes generally requires companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year (the effective tax rate approach). However, in the present circumstance, because we are unable to reliably estimate the effective tax rate for the full year, we have calculated taxes for the three and nine months ended September 30, 2010 based on actual year-to-date pre-tax income, rather than a full-year forecast.

For the nine months ended September 30, 2010, our net loss and diluted loss per share as reported and calculated using the U.S. federal statutory income tax rate of 35 percent were as follows:

	As reported	At federal statutory income tax rate of 35 percent
Net loss	$(5)	$(15)
Diluted loss per share	$(0.09)	$(0.25)

The balance of prepaid expenses and other assets at September 30, 2010 decreased by $52, or 58.4 percent, as compared to December 31, 2009, primarily due to a federal tax refund of $55 received in March 2010.

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

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under the ABL facility and accounts receivable securitization facility. As of September 30, 2010, we had (i) $683 of borrowing capacity available under the ABL facility, (ii) $7 of borrowing capacity available under our accounts receivable securitization facility and (iii) cash and cash equivalents of $170. Cash equivalents at September 30, 2010 consist of direct obligations of A rated financial institutions. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

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

Retirement of Senior Notes. As discussed above, in the nine months ended September 30, 2010, we repurchased or redeemed and subsequently retired $459 principal amounts of our outstanding indebtedness.

Subject to providing notification to the Company on October 15, 2010, the holders of our 1 7/8 percent Convertible Senior Subordinated Notes had the right to require us to repurchase all of the 1 7/8 percent Convertible Senior Subordinated Notes. On October 15, 2010, $93 of the 1 7/8 percent Convertible Senior Subordinated Notes outstanding at September 30, 2010 were put to the Company and are scheduled to be repurchased on October 20, 2010 at par.

Loan Covenants and Compliance. As of September 30, 2010, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Both of these covenants were suspended on June 9, 2009 because the availability, as defined in the agreement governing the ABL facility, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through September 30, 2010, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility.

As of September 30, 2010, primarily due to our 2008 goodwill impairment charge, we no longer had any restricted payment capacity under the most restrictive restricted payment covenants in the indentures governing our outstanding senior subordinated notes. This depletion limits our ability to move operating cash flows to Holdings, although certain intercompany arrangements are exempted.

Sources and Uses of Cash. During the nine months ended September 30, 2010, we (i) generated cash from operating activities of $343, including $55 related to a federal tax refund and (ii) generated cash from the sale of rental and non-rental equipment of $110. We used cash during this period principally to (i) purchase rental and non-rental equipment of $307 and (ii) fund payments on debt, net of proceeds, of $144. During the nine months ended September 30, 2009, we (i) generated cash from operating activities of $353 and (ii) generated cash from the sale of rental and non-rental equipment of $203. We used cash during this period principally to (i) purchase rental and non-rental equipment of $232 and (iii) fund payments, net of proceeds, on debt of $224.

The balance of accounts payable at September 30, 2010 increased by $39, or 30.5 percent, as compared to December 31, 2009, primarily due to increased capital expenditures in 2010 and a seasonal increase in business activity.

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

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$343	$353
Purchases of rental equipment	(287)	(198)
Purchases of non-rental equipment	(20)	(34)
Proceeds from sales of rental equipment	104	192
Proceeds from sales of non-rental equipment	6	11
Excess tax benefits from share-based payment arrangements, net	(2)	(2)

Free cash flow	$144	$322

Free cash flow for the nine months ended September 30, 2010 was $144, a decrease of $178 as compared to free cash flow of $322 for the nine months ended September 30, 2009. As noted above, net cash provided by operating activities for the nine months ended September 30, 2010 includes a $55 federal tax refund. Excluding the impact of this refund, the year-over-year decrease in free cash flow primarily reflects reduced proceeds from sales of rental equipment and increased purchases of rental equipment.

Credit Ratings. Both our ability to obtain financing and the related cost of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. Our current credit ratings are below investment grade and we expect our access to the public debt markets to be limited to the non-investment grade segment as long as our ratings reflect a below investment grade rating. In addition, our accounts receivable securitization facility includes a termination event if the long-term senior secured debt rating of URNA falls below either B+ from Standard & Poor’s (“S&P’s”) or B2 from Moody’s. As of October 18, 2010, URNA’s long-term senior secured debt was rated BB- by S&P’s and Ba2 by Moody’s.

Our credit ratings as of October 18, 2010 were as follows:

	Corporate Rating	Outlook
Moody’s (1)	B3	Stable
S&P’s (1)	B	Stable
Fitch (1)	B	Stable

(1)

Prior to the June 2009 issuance of URNA’s 10  7/8 percent Senior Notes, and in recognition of the deteriorating economic environment, S&P’s and Fitch downgraded the Company to a corporate rating of B and Fitch placed the Company on negative outlook. In November 2009, prior to the issuance of URNA’s 9  1/4 percent Senior Notes and URI’s 4 percent Convertible Senior Notes, and in recognition of the deteriorating economic environment, Moody’s downgraded the Company to a corporate rating of B3 and placed the Company on stable outlook. In the second quarter of 2010, Fitch and S&P’s raised the Company’s outlook from negative to stable.

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.

Certain Information Concerning Off-Balance Sheet Arrangements. We lease real estate and non-rental equipment under operating leases as a regular business activity. As part of some of our non-rental equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $14. Under current circumstances we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. In accordance with GAAP, this potential liability was not reflected on our balance sheet as of September 30, 2010 or any prior date as we believe that proceeds from the sale of the equipment under these operating leases would approximate the payment obligation.

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

Interest Rate Risk. As of September 30, 2010, we had an aggregate of $857 of indebtedness that bears interest at variable rates, comprised of $617 of borrowings under the ABL facility and $240 of borrowings under our accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. The interest rates applicable to our variable rate debt on September 30, 2010 were (i) 3.4 percent for the ABL facility and (ii) 1.7 percent for the accounts receivable securitization facility. As of September 30, 2010, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $4 for each one percentage point increase in the interest rates applicable to our variable rate debt.

At September 30, 2010, we had an aggregate of $2.1 billion of indebtedness that bears interest at fixed rates, including our subordinated convertible debentures. A one percentage point decrease in market interest rates as of September 30, 2010 would increase the fair value of our fixed rate indebtedness by approximately four percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2009 relative to the Company as a whole, a 10 percent change in this exchange rate would not have a material impact on our earnings. As discussed in note 4 to our condensed consolidated financial statements, during the three and nine months ended September 30, 2010, we recognized foreign currency losses of $5 and $12, respectively, associated with the revaluation of certain Canadian dollar denominated intercompany loans, however these losses were offset by gains of $5 and $12, respectively, recognized on forward contracts to purchase Canadian dollars, and the aggregate foreign currency impact of the intercompany loans and forward contracts did not have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2010. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the third quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 1, 2010 to July 31, 2010	—	$—
August 1, 2010 to August 31, 2010	—	$—
September 1, 2010 to September 30, 2010	1,385	$13.86

Total (1)	1,385

(1)	The shares were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

Item 6.	Exhibits

3(a)	Restated Certificate of Incorporation of United Rentals, Inc., dated March 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)

3(b)	By-laws of United Rentals, Inc., amended as of January 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on January 20, 2009)

10(a)*	Third Amendment dated as of August 31, 2010, to the Amended and Restated Receivables Purchase Agreement, dated as of December 22, 2008, by and among United Rentals Receivables LLC II, United Rentals, Inc., Atlantic Asset Securitization LLC, Liberty Street Funding LLC, Calyon New York Branch, and The Bank Of Nova Scotia

12.1*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated: October 18, 2010	By:	/S/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated: October 18, 2010	By:	/S/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller and Principal Accounting Officer