Form 10-K
period 2010-12-31
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2011-02-01
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☑   No

As of June 30, 2010 there were 60,527,292 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2010 was approximately $501 million, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $9.32.

As of January 28, 2011, there were 60,629,338 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.

Documents incorporated by reference: Portions of United Rentals, Inc.’s Proxy Statement related to the 2011 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before March 31, 2011, are incorporated by reference into Part III of this annual report.

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

Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•

a change in the pace of the recovery in our end markets which began late in the first quarter of 2010. Our business is cyclical and highly sensitive to North American construction and industrial activities. Although we have recently experienced an upturn in rental activity, there is no certainty this trend will continue. If the pace of the recovery slows or construction activity declines, our revenues and, because many of our costs are fixed, our profitability, may be adversely affected;

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

•	shortfalls in our insurance coverage;

•	adverse developments in our existing claims or significant increases in new claims; and

•	other factors discussed under Item 1A–Risk Factors and elsewhere in this annual report.

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

Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2011.

Item 1.	Business

General

United Rentals is the largest equipment rental company in the world and our network consists of 531 rental locations in the United States and Canada. We offer approximately 2,900 classes of equipment for rent to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners, and government entities. In 2010, we generated total revenues of $2.2 billion, including $1.8 billion of equipment rental revenue.

As of December 31, 2010, our fleet of rental equipment included over 210,000 units. The total original equipment cost of our fleet (“OEC”), based on initial consideration paid, was $3.8 billion at December 31, 2010 and 2009. The fleet includes:

•	General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment and material handling equipment;

•	Aerial work platforms, such as boom lifts and scissor lifts;

•	General tools and light equipment, such as pressure washers, water pumps, generators, heaters and power tools;

•	Trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work; and

•	Power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment.

In addition to renting equipment, we sell new and used equipment as well as related contractor supplies, parts and service.

Strategy

For the past several years, our strategy has focused on generating significant free cash flow and positioning our business for disciplined growth of revenues and earnings at higher margins. The implementation of this strategy calls for a superior standard of customer service, an increasing proportion of revenues derived from larger accounts and a targeted presence in industrial and specialty markets.

Four key elements of this strategy are: a consistent focus on our core business of equipment rental; the optimization of our rental fleet and branch network, both in terms of composition and management; responsible rate management; and greater efficiency in all areas of operation as evidenced by a significant reduction in costs.

Although the economic environment continued to present challenges for both our Company and the U.S. equipment rental industry in 2010, we succeeded in realizing a number of achievements related to our strategy. These achievements include:

•

An increase in the proportion of our equipment rental revenues derived from National Account customers, from 27 percent in 2009 to 31 percent in 2010. National Accounts are generally defined as customers with potential annual spend of $500,000 or more on equipment rentals or customers doing business in multiple locations;

•

Full year free cash flow generation of $227 million in 2010, after net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) of $202 million. In 2010, we selectively invested in fleet where warranted by demand, which resulted in a significant increase in net rental capital expenditures from $31 million in 2009;

•

Continued improvement in fleet management, including a record average of $1.45 billion OEC of fleet transferred among branches per quarter in 2010, to deploy assets in areas of greater earnings potential;

•

Continued improvement in customer service management, including an increase in the percentage of equipment rental revenues from accounts that are managed by a single point of contact. Establishing a single point of contact for our key accounts helps us provide more uniform customer service management. Equipment rental revenues from National Accounts and other large customers managed by a single point of contact increased to 51 percent of our total equipment rental revenues in 2010 from 47 percent in 2009. Additionally, we expanded our centralized Customer Care Center (“CCC”). The CCC, which established a second base of operations in 2010, handled 37 percent more rental reservations than in 2009;

•	A further reduction in our employee headcount from approximately 8,000 at December 31, 2009 to approximately 7,300 at December 31, 2010;

•

The continued optimization of our network of rental locations, including a further reduction in the overall number of branches from 569 at December 31, 2009 to 531 at December 31, 2010, and the opening of five new trench safety, power and HVAC rental locations to grow our specialty rental business; and

•

A 2010 year-over-year reduction in selling, general and administrative expenses of $41 million, or 10.0 percent. As a percentage of revenue, selling, general and administrative expenses improved by 0.9 percentage points in 2010.

In 2011, we will continue to focus on optimizing our core business through diligent management of the rental process, the strengthening of our customer service capabilities, and sustained cost controls. Additionally, we will focus on:

•	Leveraging technology and training to improve rental rate performance and make the delivery and pick-up of our rental equipment to and from customers more efficient;

•	Further increasing the proportion of our revenues derived from National Accounts and other large customers. To the extent that we are successful, we believe that over the long-term we can improve our equipment rental gross margins and overall profitability, as large accounts tend to rent more equipment for longer periods of time and can be serviced more cost effectively than short-term transactional customers;

•

Accelerating our pursuit of opportunities in the industrial marketplace, where we believe our depth of resources and branch footprint give us a competitive advantage. Additionally, industrial equipment demand is subject to different cyclical pressures than construction demand; and

•	Further capitalizing on the demand for the higher margin power and temperature control equipment rented by our trench safety, power and HVAC business.

Industry Overview and Economic Outlook

We serve four principal end-markets for equipment rental in North America: commercial, infrastructure, industrial and residential. In 2010, based on an analysis of our charge customers’ Standard Industrial Classification (“SIC”) codes:

•

Commercial (private non-residential) construction rentals related to the construction and remodeling of office, retail, lodging and healthcare and other commercial facilities represented approximately 56 percent of our rental revenues;

•	Industrial rentals to manufacturers, chemical companies, paper mills, railroads, ship builders, utilities and other industries represented approximately 20 percent of our rental revenues;

•

Infrastructure (private and public non-residential) construction rentals related to the building of public structures such as bridges, highways, power plants and airports represented approximately 17 percent of our rental revenues; and

•	Residential rentals for the construction and renovation of homes represented approximately 7 percent of our rental revenues.

As we entered 2010, our operating environment continued to be challenged by the economic events of the prior 18 months: the financial crisis and consequent credit restrictions, the widespread recession and a severe downturn in non-residential construction activity of unprecedented depth and duration.

Late in the first quarter of 2010, we began to see signs of a recovery in some of our end markets; this recovery continued at a modest level through the remainder of the year. We believe that our performance in the second half of 2010—which included a 12 percent year-over-year increase in the volume of our equipment on rent—primarily reflects cyclical improvements in our operating environment. In addition, we believe that the economic environment—which was characterized by tight credit markets and cautious customer behavior—helped create a wave of first-time renters, and that some of these renters will not return to purchasing equipment when the pace of construction activity accelerates.

In 2011, based on our analysis of leading industry forecasts and broader economic indicators, we expect the recovery in our end markets to continue at a modest pace. In particular, we estimate that U.S. non-residential construction activity, our primary end market, will increase in the mid-single digit percent range year-over-year in 2011.

Competitive Advantages

We believe that we benefit from the following competitive advantages:

Large and Diverse Rental Fleet. Our large and diverse fleet allows us to serve large customers that require substantial quantities and/or wide varieties of equipment. We believe our ability to serve such customers should allow us to improve our performance and enhance our market leadership position.

We manage our rental fleet, which is the largest and most comprehensive in the industry, utilizing a life-cycle approach that focuses on satisfying customer demand and optimizing utilization levels. As part of this life-cycle approach, we closely monitor repairs and maintenance expense and can anticipate, based on our extensive experience with this type of equipment, the optimum time to dispose of an asset. Our fleet age, which is calculated on a unit-weighted basis, was 47.7 months at December 31, 2010 compared with 42.4 months at December 31, 2009.

Significant Purchasing Power. We purchase large amounts of equipment, contractor supplies and other items, which enables us to negotiate favorable pricing, warranty and other terms with our vendors.

National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. Equipment rental revenues from National Account customers were approximately $575 million and $500 million in 2010 and 2009, respectively, and represented approximately 31 and 27 percent of our total equipment rental revenues in 2010 and 2009, respectively. With our continued focus on large National Accounts, we expect this percentage to increase over time.

Operating Efficiencies. We benefit from the following operating efficiencies:

•

Equipment Sharing Among Branches. We generally group our branches into districts of six to 10 locations that are in the same geographic area. Our districts are generally grouped into regions of six to 10 districts. Each branch within a region can access equipment located elsewhere in the region. This sharing increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. Additionally, fleet sharing allows us to be more disciplined with our capital spend.

•

Customer Care Center. We have a Customer Care Center (“CCC”) based in Tampa, Florida and Charlotte, North Carolina that handles all 1-800-UR-RENTS telephone calls. The CCC handles many of the 1-800-UR-RENTS telephone calls without having to route them to individual branches, which frees up branch employee time. In 2010, we established a second base of operations for the CCC, which facilitated the CCC’s handling of 37 percent more rental reservations than in 2009. The CCC provides us with the ability to provide a more uniform quality experience to customers, manage fleet sharing more effectively and free up branch employee time.

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

Geographic and Customer Diversity. We have 531 rental locations in 48 states and 10 Canadian provinces and serve customers that range from Fortune 500 companies to small businesses and homeowners. We believe that our geographic and customer diversity provides us with many advantages including:

•	enabling us to better serve National Account customers with multiple locations;

•	helping us achieve favorable resale prices by allowing us to access used equipment resale markets across North America; and

•	reducing our dependence on any particular customer.

Our operations in Canada are subject to the risks normally associated with international operations. These include (i) the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates and (ii) the need to comply with foreign laws and regulations, as well as U.S. laws and regulations applicable to our operations in foreign jurisdictions. For additional financial information regarding our geographic diversity, see note 4 to our consolidated financial statements.

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

Employee Training Programs. We are dedicated to providing training and development opportunities to our employees. In 2010, our employees enhanced their skills through over 260,000 hours of training, including safety training, equipment-related training from our suppliers and online courses covering a variety of subjects.

Risk Management and Safety Programs. Our risk management department is staffed by experienced professionals directing the procurement of insurance, managing claims made against the Company, and developing loss prevention programs to address workplace safety, driver safety and customer safety. The department’s primary focus is on the protection of our employees and assets, as well as protecting the Company from liability for accidental loss.

Segment Information

We have two reportable segments–general rentals and trench safety, power and HVAC. Segment financial information is presented in note 4 to our consolidated financial statements. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment comprises seven geographic regions–the Southwest, Gulf, Northwest, Southeast, Midwest, East, and the Northeast Canada–as well as the Aerial West region and operates throughout the United States and Canada. The trench safety, power and HVAC segment includes the rental of specialty construction products and related services. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and has two locations in Canada.

Products and Services

Our principal products and services are described below.

Equipment Rental. We offer for rent approximately 2,900 classes of rental equipment on an hourly, daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; trench safety equipment; and general tools and light equipment. The unit-weighted age of our fleet was 47.7 months at December 31, 2010, compared to 42.4 months at December 31, 2009.

Sales of Rental Equipment. We routinely sell used rental equipment and invest in new equipment in order to manage repairs and maintenance costs, as well as the composition and size of our fleet. We also sell used equipment in response to customer demand for this equipment. In accordance with the life-cycle approach we use to manage our fleet, the rate at which we replace used equipment with new equipment depends on a number of factors, including changing general economic conditions, growth opportunities, the market for used equipment, the age of the fleet and the need to adjust fleet composition to meet customer requirements as well as local demand.

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

New Equipment Sales. We sell equipment for many leading equipment manufacturers. The manufacturers that we represent and the brands that we carry include: Genie, JLG and Skyjack (aerial lifts); Multiquip, Wacker and Honda USA (compaction equipment, generators and pumps); Sullair (compressors); Skytrak and JLG (rough terrain reach forklifts); Takeuchi (skid-steer loaders); Terex (telehandlers); and DeWalt (generators). The type of new equipment that we sell varies by location.

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

Customers

Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses and homeowners. In 2010, our largest customer accounted for less than one percent of our revenues and our top 10 customers in the aggregate accounted for approximately four percent of our revenues. Historically, over 90 percent of our business each year, as measured by equipment rental revenues, has been generated from previous customers.

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

Sales Force. We have approximately 1,700 sales people, including approximately 900 outside sales representatives who frequently travel to customer jobsites and meet with customers, and approximately 800 inside sales representatives who work in our branches and at our customer care center. Our sales representatives are responsible for calling on existing and potential customers as well as assisting our customers in planning for their equipment needs. We have ongoing programs for training our employees in sales and service skills and on strategies for maximizing the value of each transaction.

National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large customers, particularly those with a national or multi-regional presence. Our National Account team, which consists of approximately 55 sales professionals and support staff, and includes those who service government agencies, closely coordinates its efforts with the local sales force in each area.

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

Suppliers

Our strategic approach with respect to our suppliers is to maintain the minimum number of suppliers per category of equipment that can satisfy our anticipated volume and business requirements. This approach is designed to ensure the terms we negotiate are competitive and that there is sufficient product available to meet anticipated customer demand. We utilize a comprehensive selection process to determine our equipment vendors. We consider product capabilities and industry position, the terms being offered, product liability history and financial strength. We estimate that our largest supplier accounted for approximately 19 percent of our 2010 purchases of equipment, measured on a dollar basis, and that our 10 largest suppliers in the aggregate accounted for approximately 52 percent of such purchases. We believe we have sufficient alternative sources of supply available for each of our major equipment categories.

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

Leveraging information technology to achieve greater efficiencies and improve customer service is a critical element of our strategy. In 2010, we made the following investments in the area of technology:

•

Pricing Optimization: We completed a company-wide rollout of new price optimization software. This new pricing system includes customer-centric pricing (differentiated pricing based on specific customer attributes) which is available in the branch rental system and is provided in real-time to our sales representatives in the field on their smartphones;

•

Field Automation Strategy and Technology: We completed an asset tagging process using wifi handheld computers to barcode the rental assets in our branches. We continued to pilot the use of wireless handheld computers with GPS capabilities and route optimization and dispatching software for the delivery and pick-up of our equipment to improve service to our customers while operating more efficiently in our branches. In 2011, we expect to expand this program and commence a company-wide deployment of handheld GPS devices and route optimization and dispatching software;

•

Voice over Internet Protocol (“VoIP”): We continued to improve our VoIP voice communication systems for our call center, credit offices and a group of pilot branches, to better answer, transfer and route calls to provide improved customer service and internal collaboration. Our VoIP systems allow us to route calls to other branches in the area or to our call center when all branch personnel are busy serving customers;

•

Customer Service Scorecard: All of our branches utilize a customer service scorecard to improve and monitor their performance across five critical dimensions: service response time, on-time delivery, off-rent pick-up time, equipment availability and billing dispute resolution. In 2010, we implemented scorecards reflecting these service metrics for individual customers;

•

Enterprise Data Warehouse: We initially implemented an enterprise data warehouse focused on supporting our customer service and sales force automation initiatives in 2009. In 2010, we implemented additional reporting packages within the enterprise data warehouse focused on customer relationship management, sales force effectiveness, financial management and operations management. Additionally, automated campaigns and leads from internal and external data sources were routed to our sales force automation system to improve customer retention and increase our share of wallet. In 2011, we expect to implement additional reporting packages that will target sales, operations and financial performance as well as customer and product profitability; and

•	Financial Systems: We upgraded our general ledger, accounts payable, asset management and financial planning and forecasting systems to improve our financial close and planning/forecasting processes.

Each of these investments is aligned with our strategic focus on customer service and operational efficiencies.

We have a fully functional back-up facility designed to enable business continuity for our core rental and financial business systems in the event that our main computer facility becomes inoperative. This back-up facility also allows us to perform system upgrades and maintenance without interfering with the normal ongoing operation of our information technology systems.

Competition

The U.S. equipment rental industry is highly fragmented and competitive. As the largest equipment rental company in the industry, we estimate that we have an approximate nine percent market share and that the four largest companies account for approximately 23 percent of industry revenue, based on 2009 revenues from construction and industrial equipment as measured by the American Rental Association (“ARA”). Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors that operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. The fragmented nature of the industry and our relatively small market share, however, may adversely impact our ability to mitigate rate pressure.

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

Employees

We have approximately 7,300 employees. Of these, approximately 2,500 are salaried personnel and approximately 4,800 are hourly personnel. Collective bargaining agreements relating to 50 separate locations cover approximately 600 of our employees. We monitor employee satisfaction through ongoing surveys and consider our relationship with our employees to be good.

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

The recent economic downturn, and resulting decreases in North American construction and industrial activities, adversely affected our revenues and operating results by decreasing the demand for our equipment and the prices that we could charge. A slowdown in the economic recovery or a decrease in general economic activity could have further adverse effects on our revenues and operating results.

Our rental equipment is used primarily in the non-residential construction industry, which is cyclical in nature. Trench safety, power and HVAC equipment is principally used in connection with construction and industrial activities. Over the past several years, our industry has experienced a decline in construction and industrial activity, and we experienced weakness in our end markets. This weakness in our end markets has led to a decrease in the demand for our equipment and the prices that we can charge and could lead to further decreases. Such decreases adversely affect our operating results by causing our revenues to decline and, because certain of our costs are fixed, our operating margins to be reduced. While many areas of the global economy are improving, a slowdown in the economic recovery or worsening of economic conditions, in particular with respect to North American construction and industrial activities, could cause further weakness in our end markets and adversely affect our revenues and operating results.

The following factors, among others, may cause weakness in our end markets, either temporarily or long-term:

•	a decrease in expected levels of infrastructure spending, including lower than expected government funding for economic stimulus projects;

•	a lack of availability of credit;

•	an increase in the cost of construction materials;

•	an increase in interest rates;

•	adverse weather conditions, which may temporarily affect a particular region; or

•	terrorism or hostilities involving the United States or Canada.

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

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors, which could adversely affect the trading value of our securities. These factors, in addition to general economic conditions and the factors discussed above under “Cautionary Statement Regarding Forward-Looking Statements”, include, but are not limited to:

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

•	currency risks and other risks of international operations.

Our common stock price has fluctuated significantly and may continue to do so in the future.

Our common stock price has fluctuated significantly and may continue to do so in the future for a number of reasons, including:

•	announcements of developments related to our business;

•	market perceptions of the likelihood of our involvement in merger and acquisition activity;

•	variations in our revenues, gross margins, earnings or other financial results from investors’ expectations;

•	departure of key personnel;

•	purchases or sales of large blocks of our stock by institutional investors or transactions by insiders;

•	fluctuations in the results of our operations and general conditions in the economy, our market, and the markets served by our customers;

•	investor perceptions of the equipment rental industry in general and our Company in particular; and

•	the operating and stock performance of comparable companies or related industries.

In addition, prices in the stock market have been volatile over the past few years. In many cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our common stock could fluctuate in the future without regard to our or our competitors’ operating performance.

Our substantial debt exposes us to various risks.

At December 31, 2010, our total indebtedness was approximately $2.9 billion, including $124 million of subordinated convertible debentures. Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

•	increase our vulnerability to adverse economic, industry or competitive developments;

•	require us to devote a substantial portion of our cash flow to debt service, reducing the funds available for other purposes or otherwise constraining our financial flexibility;

•

restrict our ability to move operating cash flows to Holdings. As of December 31, 2010, the “restricted payment” basket capacity provided for in the indentures governing certain of URNA’s outstanding debt securities was fully depleted by losses sustained in prior years;

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

A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2010, we had $904 million of indebtedness that bears interest at variable rates. This amount represents 31 percent of our total indebtedness, including our subordinated convertible debentures. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to interest rate risk.

Despite our current indebtedness levels, we may be able to incur substantially more debt and take other actions that could diminish our ability to make payments on our indebtedness when due, which could further exacerbate the risks associated with our substantial indebtedness.

Despite our current indebtedness levels, we may be able to incur substantially more indebtedness in the future. We are not fully restricted under the terms of the indentures or agreements governing our indebtedness from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not prohibited by the terms of the indentures or agreements governing our indebtedness, any of which actions could have the effect of diminishing our ability to make payments on our indebtedness when due and further exacerbate the risks associated with our substantial indebtedness.

If we are unable to satisfy the financial and other covenants in certain of our debt agreements, our lenders could elect to terminate the agreements and require us to repay the outstanding borrowings, or we could face other substantial costs.

Under the agreement governing our senior secured asset-based revolving credit facility (“ABL facility”), we are required, among other things, to satisfy certain financial tests relating to: (i) the fixed charge coverage ratio and (ii) the ratio of senior secured debt to adjusted EBITDA. Both of these covenants were suspended on June 9, 2009 because the availability, as defined in the agreement governing the ABL facility, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through December 31, 2010, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. If we are unable to satisfy these or any other of the relevant covenants, the lenders could elect to terminate the ABL facility, accounts receivable securitization facility and/or other agreements governing our debt and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the ABL facility, accounts receivable securitization facility and/or the other agreements governing our debt, we would likely not have sufficient liquidity for our business needs and would be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity to service our debt and fund our operations.

Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial and operational flexibility.

In addition to the risks with respect to covenant non-compliance, compliance with covenants may restrict our ability to conduct our operations. These covenants could adversely affect our operating results by significantly limiting our operating and financial flexibility. In addition to financial covenants, various other covenants in the ABL facility, accounts receivable securitization facility, and in the other agreements governing our debt, among our things, restrict our ability to:

•	incur additional indebtedness;

•	make prepayments of certain indebtedness;

•	pay dividends;

•	repurchase common stock;

•	make investments;

•	create liens; and

•	make acquisitions, sell assets and engage in mergers and acquisitions.

We rely on available borrowings under the ABL facility and accounts receivable securitization facility for cash to operate our business, which subjects us to risk, some of which is beyond our control.

In addition to cash we generate from our business, our principal existing sources of cash are borrowings available under the ABL facility and accounts receivable securitization facility. If our access to such financing was unavailable or reduced, or if such financing were to become significantly more expensive for any reason, we may not be able to fund daily operations, which may cause material harm to our business or could affect our ability to operate our business as a going concern. In addition, if any of our lenders experience difficulties that render them unable to fund future draws on the facilities, we may not be able to access all or a portion of these funds, which could have similar adverse consequences.

If we are unable to obtain additional capital as required, we may be unable to fund the capital outlays required for the success of our business.

If the cash that we generate from our business, together with cash that we may borrow under the ABL facility and accounts receivable securitization facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. However, we may not succeed in obtaining the requisite additional financing or such financing may include terms that are not satisfactory to us. We may not be able to obtain additional debt financing as a result of prevailing interest rates or other factors, including the presence of covenants or other restrictions under the ABL facility and/or other agreements governing our debt. In the event we seek to obtain equity financing, our stockholders may experience dilution as a result of the issuance of additional equity securities. This dilution may be significant depending upon the amount of equity securities that we issue and the prices at which we issue such securities. If we are unable to obtain sufficient additional capital in the future, we may be unable to fund the capital outlays required for the success of our business, including those relating to purchasing equipment, growth plans and refinancing existing indebtedness.

If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results.

At December 31, 2010, we had $198 million of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results.

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

Multiple purported class action and derivative lawsuits have been filed against the Company, as described in greater detail under Item 3—Legal Proceedings. These include three complaints that were filed following our November 14, 2007 announcement that affiliates of Cerberus Capital Management, L.P. (“Cerberus”) had notified us that they were not prepared to proceed with the purchase of the Company on the terms set forth in the merger agreement entered into with such persons. These complaints have been consolidated. Plaintiffs’ second consolidated amended complaint alleges, among other things, that certain of the Company’s filings with the SEC, including proxy materials in connection with the special meeting of stockholders, and other public statements contained false and misleading statements and/or material omissions relating to the contemplated merger with affiliates of Cerberus. The second consolidated amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 thereunder and, in the case of the individual defendants, Section 20(a) of the Exchange Act. The second consolidated amended complaint seeks unspecified compensatory damages, costs, expenses and fees. On August 24, 2009, the United States District Court for the District of Connecticut granted defendants’ motion to dismiss the second consolidated amended complaint with prejudice and entered a judgment in favor of defendants. On August 30, 2010, the United States Court of Appeals for the Second Circuit affirmed the judgment of dismissal entered by the District Court. On September 13, 2010, plaintiffs filed a petition for rehearing en banc or panel rehearing. We can give no assurances as to the outcome of these proceedings or any other stockholder lawsuit pending against the Company and, if we do not prevail, we may be required to pay substantial damages or settlement amounts. Further, regardless of the outcome, we may incur significant defense and indemnification costs, and the time and attention of our management may be diverted from normal business operations. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments, to the extent not covered, advanced or timely reimbursed by insurance, could materially and adversely affect our liquidity and results of operations.

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

We establish and regularly evaluate our loss reserves to address business operations claims, or portions thereof, not covered by our insurance policies. To the extent that we are found liable for any significant claim or claims that exceed our established levels of reserves, or that are not otherwise covered by insurance, we could have to significantly increase our reserves, and our liquidity and operating results could be materially and adversely affected. During the fourth quarter of 2010, we recognized a charge of $24 million related to our provision for self-insurance reserves. The charge in particular reflects recent adverse experience in our portfolio of automobile and general liability claims, as well as worker’s compensation claims. In addition, the purported class action and derivative lawsuits against us, and our indemnification costs associated with such matters, may not be fully reimbursable or covered by insurance. It is also possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms or at all.

We have made acquisitions in the past, which entail certain risks, as do any growth initiatives, including additional acquisitions or consolidations, that we may make in the future.

We have historically achieved a portion of our growth through acquisitions. Although we have not made many acquisitions in recent years, we will consider potential acquisitions on a selective basis. From time-to-time we have also approached, or have been approached, to explore consolidation opportunities with other public companies or large privately-held companies.

Whether historical or in the future, it is possible that we will not realize the expected benefits from our acquisitions or that our existing operations will be adversely affected as a result of acquisitions. Acquisitions entail certain risks, including:

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

We have in place a stockholders’ rights plan and certain charter provisions, such as the inability for stockholders to act by written consent, that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company that are not approved by our board, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices. As previously reported, on October 16, 2008, we amended our rights plan to reduce the beneficial ownership threshold required to trigger rights under the plan from a 25 percent ownership interest to a 15 percent ownership interest. We are also subject to Section 203 of the Delaware General Corporation Law which, under certain circumstances, restricts the ability of a publicly held Delaware corporation to engage in a business combination, such as a merger or sale of assets, with any stockholder that, together with affiliates, owns 15 percent or more of the corporation’s outstanding voting stock, which similarly could prohibit or delay the accomplishment of a change of control transaction. In addition, under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders to terminate the ABL facility and require us to repay outstanding borrowings. A change of control (as defined in the applicable agreement) is also a termination event under our accounts receivable securitization facility and generally would require us to offer to repurchase our outstanding senior and senior subordinated notes. As a result, the provisions of the agreements governing our debt also may affect the likelihood of a takeover or other change of control.

Turnover of members of our management and our ability to attract and retain key personnel may affect our ability to efficiently manage our business and execute our strategy.

Our success is dependent, in part, on the experience and skills of our management team, and competition in our industry and the business world for top management talent is generally significant. Although we believe we generally have competitive pay packages, we can provide no assurance that our efforts to attract and retain senior management staff will be successful. Moreover, given the volatility in our stock price, it may be more difficult and expensive to recruit and retain employees, particularly senior management, through grants of stock or stock options. This in turn could place greater pressure on the Company to increase the cash component of its compensation packages, which may adversely affect our operating results. If we are unable to fill and keep filled all of our senior management positions, or if we lose the services of any key member of our senior management team and are unable to find a suitable replacement in a timely fashion, we may be challenged to effectively manage our business and execute our strategy.

Our operational and cost reduction strategies may not generate the improvements and efficiencies we expect.

We have been pursuing a strategy of optimizing our field operations in order to improve sales force effectiveness, and to focus our sales force’s efforts on increasing revenues from our National Account and other large customers. We are also continuing to pursue our overall cost reduction program, which resulted in substantial cost savings in 2009 and further savings in 2010. The extent to which these strategies will achieve our desired efficiencies and goals in 2011 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these strategies in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and there may be unforeseen productivity, revenue or other consequences resulting from our strategies that may adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving desired profitability, margins or returns to stockholders.

We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.

We have achieved significant cost savings through our centralization of equipment and non-equipment purchases. However, as a result, we depend on and are exposed to the credit risk of a group of key suppliers. While we make every effort to evaluate our counterparties prior to entering into long-term and other significant procurement contracts, we cannot predict the impact on our suppliers of the current economic environment and other developments in their respective businesses. Insolvency, financial difficulties or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to the Company or may force them to seek to renegotiate existing contracts with us. Although we believe we have alternative sources of supply for the equipment and other supplies used in our business, termination of our relationship with any of our key suppliers could have a material adverse effect on our business, financial condition or results of operations in the unlikely event that we were unable to obtain adequate equipment or supplies from other sources in a timely manner or at all.

As our rental fleet ages, our operating costs may increase, we may be unable to pass along such costs, and our earnings may decrease. The costs of new equipment we use in our fleet may increase, requiring us to spend more for replacement equipment or preventing us from procuring equipment on a timely basis.

If our rental equipment ages, the costs of maintaining such equipment, if not replaced within a certain period of time, will likely increase. The costs of maintenance may materially increase in the future and could lead to material adverse effects on our results of operations.

The cost of new equipment for use in our rental fleet could also increase due to increased material costs to our suppliers or other factors beyond our control. Such increases could materially adversely impact our financial condition and results of operations in future periods. Furthermore, changes in customer demand could cause certain of our existing equipment to become obsolete and require us to purchase new equipment at increased costs.

Our industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we can charge.

The equipment rental industry is highly fragmented and competitive. Our competitors include small, independent businesses with one or two rental locations, regional competitors that operate in one or more states, public companies or divisions of public companies, and equipment vendors and dealers who both sell and rent equipment directly to customers. We may in the future encounter increased competition from our existing competitors or from new companies. Competitive pressures could adversely affect our revenues and operating results by, among other things, decreasing our rental volumes, depressing the prices that we can charge or increasing our costs to retain employees.

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

Our operations are subject to numerous laws and regulations governing environmental protection and occupational health and safety matters. These laws regulate such issues as wastewater, stormwater, solid and hazardous waste and materials, and air quality. Under these laws, we may be liable for, among other things, (i) the costs of investigating and remediating any contamination at our sites as well as sites to which we send hazardous waste for disposal or treatment, regardless of fault and (ii) fines and penalties for non-compliance. Our operations generally do not raise significant environmental risks, but we use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from above-ground storage tanks located at certain of our locations.

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

Our 446 branch locations in the United States are located in 48 states, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory and contractual requirements we face as a government contractor. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and generally otherwise impact our operations in adverse ways.

Labor disputes could disrupt our ability to serve our customers and/or lead to higher labor costs.

We currently have approximately 600 employees who are represented by unions and covered by collective bargaining agreements and approximately 6,700 employees who are not represented by unions. Various unions occasionally seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.

Fluctuations in fuel costs or reduced supplies of fuel could harm our business.

We believe that one of our competitive advantages is the mobility of our fleet. Accordingly, we could be adversely affected by limitations on fuel supplies or significant increases in fuel prices that result in higher costs to us for transporting equipment from one branch to another branch. Although we have used, and may continue to use, futures contracts to hedge against rising and/or declining fuel prices, a significant or protracted price fluctuation or disruption of fuel supplies could have a material adverse effect on our financial condition and results of operations.

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

Our operations in Canada are subject to the risks normally associated with international operations. These include (i) the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates and (ii) the need to comply with foreign laws and regulations, as well as U.S. laws and regulations applicable to our operations in foreign jurisdictions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 1, 2011, we operated 531 rental locations. 446 of these locations are in the United States and 85 are in Canada. The number of locations in each state or province is shown in the table below, as well as the number of locations that are in our general rentals (GR) and trench safety, power and HVAC (TPH) segments.

United States

• Alabama (GR 6)	• Louisiana (GR 5, TPH 2)	• North Dakota (GR 3)

• Alaska (GR 5)	• Maine (GR 2)	• Ohio (GR 10, TPH 3)

• Arizona (GR 8, TPH 2)	• Maryland (GR 9, TPH 2)	• Oklahoma (GR 3, TPH 1)

• Arkansas (GR 2, TPH 1)	• Massachusetts (GR 6, TPH 2)	• Oregon (GR 10, TPH 1)

• California (GR 52, TPH 12)	• Michigan (GR 3)	• Pennsylvania (GR 11)

• Colorado (GR 8, TPH 1)	• Minnesota (GR 6, TPH 1)	• Rhode Island (GR 1)

• Connecticut (GR 7, TPH 1)	• Mississippi (GR 2)	• South Carolina (GR 7)

• Delaware (GR 2)	• Missouri (GR 5, TPH 3)	• South Dakota (GR 2)

• Florida (GR 19, TPH 8)	• Montana (GR 1)	• Tennessee (GR 9)

• Georgia (GR 17, TPH 2)	• Nebraska (GR 3, TPH 1)	• Texas (GR 40, TPH 10)

• Idaho (GR 2)	• Nevada (GR 4, TPH 3)	• Utah (GR 3, TPH 1)

• Illinois (GR 5, TPH 2)	• New Hampshire (GR 3)	• Virginia (GR 13, TPH 1)

• Indiana (GR 8, TPH 1)	• New Jersey (GR 8, TPH 3)	• Washington (GR 17, TPH 5)

• Iowa (GR 4, TPH 1)	• New Mexico (GR 4)	• West Virginia (GR 2)

• Kansas (GR 2)	• New York (GR 13)	• Wisconsin (GR 5, TPH 1)

• Kentucky (GR 3)	• North Carolina (GR 12, TPH 1)	• Wyoming (GR 2)

Canada

• Alberta (GR 8)

• British Columbia (GR 16, TPH 1)

• Manitoba (GR 3)

• New Brunswick (GR 7)

• Newfoundland (GR 6)

• Nova Scotia (GR 5)

• Ontario (GR 26, TPH 1)

• Prince Edward Island (GR 1)

• Quebec (GR 9)

• Saskatchewan (GR 2)

Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 117 of our branch locations and lease the other branch locations. We also lease or own other premises used for purposes such as district and regional offices and service centers.

We have a fleet of approximately 4,700 vehicles. These vehicles are used for delivery, maintenance, management and sales functions. Approximately 86 percent of this fleet is leased and the balance is owned.

Our corporate headquarters are located in Greenwich, Connecticut, where we occupy approximately 51,000 square feet under a lease that expires in 2013. Additionally, we maintain a facility in Shelton, Connecticut, where we occupy approximately 32,000 square feet under a lease that expires in 2016. Further, we maintain shared-service facilities in Tampa, Florida, where we occupy approximately 43,000 square feet under a lease that expires in 2011, and Charlotte, North Carolina, where we occupy approximately 23,000 square feet under a lease that expires in 2012.

Item 3.	Legal Proceedings

A description of legal proceedings can be found in note 15 to our consolidated financial statements, included in this report at Item 8—Financial Statements and Supplementary Data, and is incorporated by reference into this Item 3.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Holdings’ common stock trades on the New York Stock Exchange under the symbol “URI.” The following table sets forth, for the periods indicated, the intra-day high and low sale prices for our common stock, as reported by the New York Stock Exchange.

	High	Low
2010:
First Quarter	$10.13	$6.87
Second Quarter	14.79	9.26
Third Quarter	15.41	8.20
Fourth Quarter	23.69	14.46
2009:
First Quarter	$9.50	$2.52
Second Quarter	6.90	3.99
Third Quarter	11.32	5.19
Fourth Quarter	11.53	8.61

As of January 1, 2011, there were approximately 101 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”

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

Purchases of Equity Securities by the Issuer

The following table provides information about acquisitions of Holdings’ common stock by Holdings during the fourth quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1, 2010 to October 31, 2010	—	$—
November 1, 2010 to November 30, 2010	625	$19.31
December 1, 2010 to December 31, 2010	2,030	$21.22

Total (1)	2,655

(1)	The shares were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data

The following selected financial data reflects the results of operations and balance sheet data as of and for the years ended December 31, 2006 to 2010. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report. In December 2006, we entered into a definitive agreement to sell our traffic control business and, as a result, the operations of our traffic control business are reflected as a discontinued operation for all periods presented. The financial information presented may not be indicative of our future performance.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except per share data)
Income statement data:
Total revenues	$2,237	$2,358	$3,267	$3,715	$3,627
Total cost of revenues	1,579	1,748	2,149	2,405	2,335
Gross profit	658	610	1,118	1,310	1,292
Selling, general and administrative expenses	367	408	509	598	617
Restructuring charge	34	31	20	—	—
Charge related to settlement of SEC inquiry	—	—	14	—	—
Goodwill impairment charge	—	—	1,147	—	—
Non-rental depreciation and amortization	60	57	58	54	50
Operating income (loss)	197	114	(630)	658	625
Interest expense, net	255	226	174	187	208
Interest expense-subordinated convertible debentures, net	8	(4)	9	9	13
Other (income) expense, net	(3)	(1)	—	(116)	(1)
(Loss) income from continuing operations before (benefit) provision for income taxes	(63)	(107)	(813)	578	405
(Benefit) provision for income taxes	(41)	(47)	(109)	215	156
(Loss) income from continuing operations	(22)	(60)	(704)	363	249
Loss from discontinued operation, net of taxes	(4)	(2)	—	(1)	(25)
Net (loss) income	(26)	(62)	(704)	362	224
Preferred stock redemption charge	—	—	(239)	—	—
Net (loss) income available to common stockholders	(26)	(62)	(943)	369	234
Basic (loss) earnings per share:
(Loss) income from continuing operations (inclusive of preferred stock redemption charge)	$(0.38)	$(0.98)	$(12.62)	$3.61	$2.58
Loss from discontinued operation	(0.06)	(0.04)	—	(0.01)	(0.26)

Net (loss) income	$(0.44)	$(1.02)	$(12.62)	$3.60	$2.32

Diluted (loss) earnings per share:
(Loss) income from continuing operations (inclusive of preferred stock redemption charge)	$(0.38)	$(0.98)	$(12.62)	$3.26	$2.28
Loss from discontinued operation	(0.06)	(0.04)	—	(0.01)	(0.22)

Net (loss) income	$(0.44)	$(1.02)	$(12.62)	$3.25	$2.06

	December 31,
	2010	2009	2008	2007	2006
	(in millions)
Balance sheet data:
Total assets	$3,693	$3,859	$4,191	$5,842	$5,366
Debt	2,805	2,951	3,199	2,570	2,556
Subordinated convertible debentures	124	124	146	146	146
Stockholders’ (deficit) equity	(20)	(19)	(29)	2,018	1,538

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share data and unless otherwise indicated)

Executive Overview

United Rentals is the largest equipment rental company in the world, with an integrated network of 531 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $3.8 billion, and a national branch network that operates in 48 states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is better maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.

We offer approximately 2,900 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of used rental equipment, sales of new equipment, contractor supplies sales and service and other. In 2010, equipment rental revenues represented 82 percent of our total revenues.

As we entered 2010, our operating environment continued to be challenged by the economic events of the prior 18 months: the financial crisis and consequent credit restrictions, the widespread recession and a severe downturn in non-residential construction activity of unprecedented depth and duration.

Late in the first quarter of 2010, we began to see signs of a recovery in some of our end markets; this recovery continued at a modest level through the remainder of the year. We believe that our performance in the second half of 2010—which included a 12 percent year-over-year increase in the volume of our equipment on rent—primarily reflects cyclical improvements in our operating environment. In addition, we believe that the economic environment—which was characterized by tight credit markets and cautious customer behavior—helped create a wave of first-time renters, and that some of these renters will not return to purchasing equipment when the pace of construction activity accelerates.

In 2011, based on our analysis of leading industry forecasts and broader economic indicators, we expect the recovery in our end markets to continue at a modest pace. In particular, we estimate that U.S. non-residential construction activity, our primary end market, will increase in the mid-single digit percent range year-over-year in 2011.

For the past several years, our strategy has focused on generating significant free cash flow and positioning our business for disciplined growth of revenues and earnings at higher margins. The implementation of this strategy calls for a superior standard of customer service, an increasing proportion of revenues derived from larger accounts and a targeted presence in industrial and specialty markets.

Four key elements of this strategy are: a consistent focus on our core business of equipment rental; the optimization of our rental fleet and branch network, both in terms of composition and management; responsible rate management; and greater efficiency in all areas of operation as evidenced by a significant reduction in costs.

Although the economic environment continued to present challenges for both our Company and the U.S. equipment rental industry in 2010, we succeeded in realizing a number of achievements related to our strategy. These achievements include:

•	An increase in the proportion of our equipment rental revenues derived from National Account customers, from 27 percent in 2009 to 31 percent in 2010. National Accounts are generally defined as customers with potential annual spend of $500,000 or more on equipment rentals or customers doing business in multiple locations;

•

Full year free cash flow generation of $227 in 2010, after net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) of $202. In 2010, we selectively invested in fleet where warranted by demand, which resulted in a significant increase in net rental capital expenditures from $31 in 2009;

•

Continued improvement in fleet management, including a record average of $1.45 billion OEC of fleet transferred among branches per quarter in 2010, to deploy assets in areas of greater earnings potential;

•

Continued improvement in customer service management, including an increase in the percentage of equipment rental revenues from accounts that are managed by a single point of contact. Establishing a single point of contact for our key accounts helps us provide more uniform customer service management. Equipment rental revenues from National Accounts and other large customers managed by a single point of contact increased to 51 percent of our total equipment rental revenues in 2010 from 47 percent in 2009. Additionally, we expanded our centralized Customer Care Center (“CCC”). The CCC, which established a second base of operations in 2010, handled 37 percent more rental reservations than in 2009;

•	A further reduction in our employee headcount from approximately 8,000 at December 31, 2009 to approximately 7,300 at December 31, 2010;

•

The continued optimization of our network of rental locations, including a further reduction in the overall number of branches from 569 at December 31, 2009 to 531 at December 31, 2010, and the opening of five new trench safety, power and HVAC rental locations to grow our specialty rental business; and

•

A 2010 year-over-year reduction in selling, general and administrative expenses of $41, or 10.0 percent. As a percentage of revenue, selling, general and administrative expenses improved by 0.9 percentage points in 2010.

In 2011, we will continue to focus on optimizing our core business through diligent management of the rental process, the strengthening of our customer service capabilities, and sustained cost controls. Additionally, we will focus on:

•	Leveraging technology and training to improve rental rate performance and make the delivery and pick-up of our rental equipment to and from customers more efficient;

•

Further increasing the proportion of our revenues derived from National Accounts and other large customers. To the extent that we are successful, we believe that over the long-term we can improve our equipment rental gross margins and overall profitability, as large accounts tend to rent more equipment for longer periods of time and can be serviced more cost effectively than short-term transactional customers;

•

Accelerating our pursuit of opportunities in the industrial marketplace, where we believe our depth of resources and branch footprint give us a competitive advantage. Additionally, industrial equipment demand is subject to different cyclical pressures than construction demand; and

•	Further capitalizing on the demand for the higher margin power and temperature control equipment rented by our trench safety, power and HVAC business.

Although there are near-term challenges that may continue to constrain equipment rental demand, we believe that our strategy, together with our competitive advantages of size and a strong balance sheet, puts us in a unique position to capitalize on opportunities that may arise during the recovery.

Financial Overview

Despite the challenges posed by recent economic and credit market conditions, we succeeded in taking a number of positive actions in 2009 and 2010 related to our capital structure, and have significantly improved our financial flexibility and liquidity. These actions include:

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

•	In October 2010, URNA issued $750 aggregate principal amount of 8 3/8 percent Senior Subordinated Notes, which are due September 15, 2020, and received net proceeds of $732.

As discussed elsewhere in this report, proceeds from these offerings, as well as cash on hand, were used to repurchase or redeem and subsequently retire certain of our outstanding debt securities. These actions have improved our debt maturity profile and positioned us to invest the necessary capital in our business to take advantage of opportunities in the economic recovery.

Loss from continuing operations. Loss from continuing operations and diluted loss per share from continuing operations for each of the three years in the period ended December 31, 2010 were as follows:

	Year Ended December 31,
	2010	2009	2008
Loss from continuing operations	$(22)	$(60)	$(704)
Diluted loss per share from continuing operations (inclusive of preferred stock redemption charge)	$(0.38)	$(0.98)	$(12.62)

Loss from continuing operations and diluted loss per share from continuing operations for each of the three years in the period ended December 31, 2010 include the impacts of the following special items (amounts presented on an after-tax basis):

	Year Ended December 31,
	2010		2009		2008
	Contribution to loss from continuing operations	Impact on diluted loss per share from continuing operations	Contribution to loss from continuing operations	Impact on diluted loss per share from continuing operations	Contribution to loss from continuing operations	Impact on diluted loss per share from continuing operations
Restructuring charge (1)	$(21)	$(0.34)	$(19)	$(0.29)	$(12)	$(0.17)
Goodwill impairment charge (2)	—	—	—	—	(911)	(12.19)
(Losses) gains on repurchase/retirement of debt securities and subordinated convertible debentures	(17)	(0.28)	12	0.19	24	0.32
Asset impairment charge (3)	(6)	(0.09)	(8)	(0.12)	(5)	(0.06)
Charge related to settlement of SEC inquiry	—	—	—	—	(14)	(0.19)
Preferred stock redemption charge (4)	—	—	—	—	—	(3.19)
Foreign tax credit valuation allowance and other (5)	—	—	—	—	(8)	(0.10)

(1)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.
(2)	As discussed below (see “Goodwill impairment charge”), we recognized a non-cash goodwill impairment charge in the fourth quarter of 2008 related to certain reporting units within our general rentals segment. The charge reflected the challenges of the construction cycle, as well as the broader economic and credit environment. Substantially all of the impairment charge relates to goodwill arising out of acquisitions made between 1997 and 2000.
(3)	As discussed in note 5 to our consolidated financial statements, this non-cash charge primarily relates to the impact of impairing certain rental equipment and leasehold improvement write-offs.
(4)	This charge, which relates to the June 2008 repurchase of our Series C and Series D Preferred Stock, reduces income available to common stockholders for earnings per share purposes, but does not affect net income (loss).
(5)	Primarily relates to the establishment of a valuation allowance related to certain foreign tax credits that, as a result of the preferred stock redemption, were no longer expected to be realized.

In addition to the matters discussed above, our 2010 performance reflects increased gross profit from equipment rentals and sales of rental equipment, and reductions in selling, general and administrative expenses. As discussed below (see “Results of Operations- Income taxes”), our results for 2010 also include a tax benefit of $41, which equates to an effective tax rate of 65.1 percent.

EBITDA GAAP Reconciliation. EBITDA represents the sum of net loss, loss from discontinued operation, net of taxes, benefit for income taxes, interest expense, net, interest expense-subordinated convertible debentures, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the restructuring charge, the charge related to the settlement of the SEC inquiry, the goodwill impairment charge and stock compensation expense, net. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under U.S. generally accepted accounting principles (“GAAP”) and the accompanying reconciliation, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income (loss) or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between net loss and EBITDA and adjusted EBITDA.

	Year Ended December 31,
	2010	2009	2008
Net loss	$(26)	$(62)	$(704)
Loss from discontinued operation, net of taxes	4	2	—
Benefit for income taxes	(41)	(47)	(109)
Interest expense, net	255	226	174
Interest expense—subordinated convertible debentures, net	8	(4)	9
Depreciation of rental equipment	389	417	455
Non-rental depreciation and amortization	60	57	58

EBITDA	649	589	(117)

Restructuring charge (1)	34	31	20
Charge related to settlement of SEC inquiry	—	—	14
Goodwill impairment charge (2)	—	—	1,147
Stock compensation expense, net (3)	8	8	6

Adjusted EBITDA	$691	$628	$1,070

(1)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.
(2)	As discussed below (see “Goodwill impairment charge”), we recognized a non-cash goodwill impairment charge in the fourth quarter of 2008 related to certain reporting units within our general rentals segment. The charge reflected the challenges of the construction cycle, as well as the broader economic and credit environment. Substantially all of the impairment charge relates to goodwill arising out of acquisitions made between 1997 and 2000.
(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

For the year ended December 31, 2010, EBITDA increased $60, or 10.2 percent, and adjusted EBITDA increased $63, or 10.0 percent, primarily reflecting increased margins from sales of rental equipment and selling, general and administrative expense reductions.

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

Revenues. Revenues for each of the three years in the period ended December 31, 2010 were as follows:

	Year Ended December 31,			Percent Change
	2010	2009	2008	2010	2009
Equipment rentals	$1,834	$1,830	$2,496	0.2	(26.7)
Sales of rental equipment	144	229	264	(37.1)	(13.3)
Sales of new equipment	78	86	179	(9.3)	(52.0)
Contractor supplies sales	95	121	212	(21.5)	(42.9)
Service and other revenue	86	92	116	(6.5)	(20.7)

Total revenues	$2,237	$2,358	$3,267	(5.1)	(27.8)

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

2010 total revenues of $2.2 billion decreased 5.1 percent, compared with total revenues of $2.4 billion in 2009. The decrease primarily reflects a 37.1 percent decline in sales of rental equipment and a 21.5 percent decline in contractor supplies sales. Equipment rental revenue increased slightly as a 4.3 percent increase in the volume of OEC on rent and the favorable impact of changes in the exchange rate between the U.S. and Canadian dollars were largely offset by a 2.1 percent decrease in rental rates and other. In 2011, based on our analysis of leading industry forecasts and the broader economic environment, we estimate that U.S. non-residential construction activity will increase in the mid-single digit percent range as compared to 2010. We expect to outperform the market in 2011 as improved rental rates and increased volume of OEC on rent will each contribute to rental revenue growth. The decline in sales of rental equipment in 2010 primarily reflects a decline in the volume of equipment sold. The decline in contractor supplies sales in 2010 reflects a reduction in the volume of supplies sold, partially offset by improved pricing and product mix driven by our continued focus on higher margin products.

2009 total revenues of $2.4 billion decreased 27.8 percent, compared with total revenues of $3.3 billion in 2008. The decrease primarily reflects a 26.7 percent decrease in equipment rental revenue, a 52.0 percent decline in sales of new equipment, a 42.9 percent decline in contractor supplies sales, and a 13.3 percent decline in sales of rental equipment. The decrease in equipment rental revenue reflects an 11.8 percent decrease in rental rates and a 12.4 percent decrease in the volume of OEC on rent. The decline in sales of new equipment reflects volume declines. The decline in contractor supplies sales reflects a reduction in the volume of supplies sold, consistent with a weak construction environment, partially offset by improved pricing and product mix driven by our continued focus on higher margin products. The decline in sales of rental equipment primarily reflects lower pricing due to general softness in the used equipment market and an increased proportion of used equipment sold through the auction channel, partially offset by a higher number of units sold.

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

Revenue Recognition. We recognize equipment rental revenue on a straight-line basis. Our rental contract periods are daily, weekly or monthly. By way of example, if a customer were to rent a piece of equipment and the daily, weekly and monthly rental rates for that particular piece were (in actual dollars) $100, $300 and $900, respectively, we would recognize revenue of $32.14 per day. The daily rate for recognition purposes is calculated by dividing the monthly rate of $900 by the monthly term of 28 days. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date. In any given accounting period, we will have customers return equipment and be contractually required to pay us more than the cumulative amount of revenue recognized to date. For instance, continuing the above example, if the above customer rented a piece of equipment on December 29 and returned it at the close of business on January 1, we would recognize incremental revenue on January 1 of $171.44 (in actual dollars, representing the difference between the amount the customer is contractually required to pay and the cumulative amount recognized to date on a straight-line basis). We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $12 and $9 as of December 31, 2010 and 2009, respectively. Revenues from the sale of rental equipment and new equipment are recognized at the time of delivery to, or pick-up by, the customer and when collectibility is reasonably assured. Sales of contractor supplies are also recognized at the time of delivery to, or pick-up by, the customer. Service revenue is recognized as the services are performed.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds.

Useful Lives of Rental Equipment and Property and Equipment. We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value which ranges from zero percent to 10 percent of cost. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the related equipment. The costs incurred under these refurbishment programs were $12, $33 and $30 for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in purchases of rental equipment in our consolidated statements of cash flows.

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

Impairment of Long-lived Assets (Excluding Goodwill). We review the recoverability of our long-lived assets, including rental equipment and property and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges). If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. During the years ended December 31, 2010, 2009 and 2008, we recognized asset impairment charges of $9, $12 and $8, respectively, in our general rentals segment. The 2010 impairment charge is primarily reflected in non-rental depreciation and amortization in the accompanying consolidated statements of operations and principally relates to write-offs of leasehold improvements and other fixed assets in connection with the consolidation of our branch network discussed below (see “Restructuring charge”). The 2009 impairment charge includes $9 reflected in depreciation of rental equipment in the accompanying consolidated statements of operations, as well as $3 primarily related to leasehold improvement write-offs which are reflected in non-rental depreciation and amortization in the accompanying consolidated statements of operations. The 2008 impairment charge of $8 is reflected in depreciation of rental equipment in the accompanying consolidated statements of operations and relates to certain rental equipment. Our estimates of the impairment charges for the rental fleet were calculated by comparing the proceeds estimated to be realized from the expected disposition of these rental assets to their carrying values. The 2009 impairments of the rental fleet, as well as the 2009 and 2010 write-offs of leasehold improvements and other fixed assets, followed from our decision to close an aggregate of 113 branches in 2009 and 2010. As of December 31, 2010 and 2009, there were $0 and $2 of held for sale assets reflected in rental equipment, net in our consolidated balance sheets, respectively.

In addition to the impairment reviews we conduct in connection with branch consolidations and other changes in the business, each quarter we conduct a review of rental assets with utilization below a specified threshold. We select these assets, which represented approximately three percent of our total rental assets at December 31, 2010, as we believe they are at the greatest risk of potential impairment. As part of this impairment review, we estimate future rental revenues based on current and expected utilization levels, the age of these assets and their remaining useful lives. Additionally, we estimate when the asset is expected to be removed or retired from our rental fleet as well as the expected proceeds to be realized upon disposition. Based on our most recently completed December 31, 2010 quarterly review, there was no impairment associated with these assets.

Purchase Price Allocation. We have made a number of acquisitions in the past and may continue to make acquisitions in the future. We allocate the cost of the acquired enterprise to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. With the exception of goodwill, long-lived fixed assets generally represent the largest component of our acquisitions. The long-lived fixed assets that we acquire are primarily rental equipment, transportation equipment and real estate.

In addition to long-lived fixed assets, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the book values reflected on the acquired entities’ balance sheets. However, when appropriate, we adjust these book values for factors such as collectibility and existence. The intangible assets that we have acquired are primarily goodwill, customer relationships and non-compete agreements. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Customer relationships and non-compete agreements are valued based on an excess earnings or income approach with consideration to projected cash flows.

Evaluation of Goodwill Impairment. We have made acquisitions over the years, principally during the period between 1997 and 2000, which included the recognition of a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Accounting rules permit a company to carry forward a detailed determination of a reporting unit’s fair value from one year to the next if the following criteria are met: (i) the assets and liabilities of each reporting unit have not changed significantly from the prior year, (ii) the carrying amount of each reporting unit in the prior year significantly exceeded the fair value, and (iii) the likelihood that the carrying value of each reporting unit this year would be less than the fair value is remote. In 2010, because these criteria were met, we carried forward the results of our 2009 fair value estimates.

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

•

Long-term Growth Rates—Beyond the planning period, we also determine an assumed long-term growth rate representing the expected rate at which a reporting unit’s earnings stream is projected to grow. These rates are used to calculate the terminal value of our reporting units, and are added to the cash flows projected during our ten-year planning period; and

•

Discount Rates—Our combined future cash flows are then discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be used by market participants. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

The market approach is one of the other primary methods used for estimating the fair value of a reporting unit. This assumption relies on the market value (market capitalization) of companies that are engaged in the same or a similar line of business.

During the fourth quarter of 2008, and in connection with the preparation of our 2008 year-end financial statements, we recognized an aggregate non-cash goodwill impairment charge of $1.1 billion related to certain reporting units within our general rentals segment. The charge reflected the challenges of the construction cycle, as well as the broader economic and credit environment, and included $1.0 billion, reflecting conditions at the time of our annual October 1, 2008 testing date, as well as an additional $100 as of December 31, 2008, reflecting further deterioration in the economic and credit environment during the fourth quarter of 2008. Substantially all of the impairment charge related to goodwill arising from acquisitions made between 1997 and 2000.

As of October 1, 2010, we had $197 of goodwill on our balance sheet and, of this amount, substantially all related to our trench safety, power and HVAC reportable segment and three of our reporting units within the general rentals reportable segment: Southwest, Northwest and East. Our impairment testing indicated that the 2009 fair value estimates of the reporting units that were carried forward exceeded the carrying values, thereby resulting in no indication of impairment. The results of this impairment analysis are summarized in the table below:

Reporting unit	Goodwill balance at October 1, 2010	Carrying value at October 1, 2010	2009 fair value estimate
Trench safety, power and HVAC	$93	$237	$596
Southwest	32	324	440
Northwest	33	351	410
East	31	716	1,000

The underlying analyses supporting our 2009 fair value assessment related to our outlook of the business’ long-term performance, which included key assumptions as to the appropriate discount rate and long-term growth rate. In connection with our impairment testing in the prior year, we utilized a discount rate of nine percent and a long-term terminal growth rate of two percent beyond our planning period. We also performed sensitivity analyses on our assumptions, and noted that increasing the discount rate by one percent still resulted in fair values in excess of the carrying values. We also stress tested the long-term growth rate by reducing it to 1.5 percent, noting that the fair values for all reporting units were still in excess of the carrying values. We also stress tested the analysis to increase the discount rate to 10 percent and reduce the long-term growth rate to 1.5 percent (as well as in several other combinations for reasonably possible scenarios) noting that the carrying values were exceeded by the fair values.

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

We have adopted an accounting principle which addresses accounting for uncertainty in income taxes and requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return regarding uncertainties in income tax positions. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

Reserves for Claims. We are exposed to various claims relating to our business, including those for which we retain portions of the losses through the application of deductibles and self-insured retentions, which we sometimes refer to as “self-insurance.” These claims include (i) workers compensation claims and (ii) claims by third parties for injury or property damage involving our equipment or personnel. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates, which incorporate periodic actuarial valuations. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claims history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. As discussed below (see “Fourth Quarter 2010 Items”), during the fourth quarter of 2010, we recognized a charge of $24 related to our provision for self-insurance reserves. The charge in particular reflects recent adverse experience in our portfolio of automobile and general liability claims, as well as worker’s compensation claims.

Legal Contingencies. We are involved in a variety of claims, lawsuits, investigations and proceedings, as described in note 15 to our consolidated financial statements and elsewhere in this report. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination such that we expect an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for a significant amount, they could have a material adverse effect on our results of operations in the period or periods in which such change in determination, judgment or settlement occurs.

Results of Operations

As discussed in note 4 to our consolidated financial statements, our reportable segments are general rentals and trench safety, power and HVAC. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada. The trench safety, power and HVAC segment includes the rental of specialty construction products and related services. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and has two locations in Canada.

As discussed in note 4 to our consolidated financial statements, we aggregate our seven geographic regions—the Southwest, Gulf, Northwest, Southeast, Midwest, East, and the Northeast Canada- as well as the Aerial West region into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended December 31, 2010, our Midwest region’s equipment rentals gross margin varied by more than 10 percent from the equipment rentals gross margin of the aggregated general rentals’ regions over the same period. Although the margin for the Midwest region exceeded a 10 percent variance level for this five year period, prior to the significant economic downturn in 2009 that negatively impacted all our regions, the Midwest region’s margin was converging with those achieved at the other general rentals’ regions, and, given management’s focus on cost cutting, improved processes and fleet sharing, we expect further convergence going forward. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.

These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.

Revenues by segment were as follows:

	General rentals	Trench safety, power and HVAC	Total
2010
Equipment rentals	$1,693	$141	$1,834
Sales of rental equipment	134	10	144
Sales of new equipment	72	6	78
Contractor supplies sales	89	6	95
Service and other revenues	83	3	86

Total revenue	$2,071	$166	$2,237

2009
Equipment rentals	$1,700	$130	$1,830
Sales of rental equipment	218	11	229
Sales of new equipment	81	5	86
Contractor supplies sales	114	7	121
Service and other revenues	89	3	92

Total revenue	$2,202	$156	$2,358

2008
Equipment rentals	$2,326	$170	$2,496
Sales of rental equipment	252	12	264
Sales of new equipment	172	7	179
Contractor supplies sales	202	10	212
Service and other revenues	113	3	116

Total revenue	$3,065	$202	$3,267

Equipment rentals. 2010 equipment rentals of $1.83 billion was flat with 2009 as a 4.3 percent increase in the volume of OEC on rent and the favorable impact of changes in the exchange rate between the U.S. and Canadian dollars (“currency”) were largely offset by a 2.1 percent decrease in rental rates and other. Equipment rentals represented 82 percent of total revenues in 2010. On a segment basis, equipment rentals represented 82 percent and 85 percent of total revenues for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals decreased slightly as an increase in the volume of OEC on rent and the favorable impact of currency were offset by a decrease in rental rates and other. Trench safety, power and HVAC equipment rentals increased $11, or 8.5 percent, primarily reflecting a 10.2 percent increase in the volume of OEC on rent partially offset by a 3.8 percent decrease in rental rates.

2009 equipment rentals of $1.83 billion decreased $666, or 26.7 percent, primarily reflecting an 11.8 percent decrease in rental rates and a 12.4 percent decrease in the volume of OEC on rent, consistent with a weak construction environment. Equipment rentals represented 78 percent of total revenues in 2009. On a segment basis, equipment rentals represented 77 percent and 83 percent of total revenue for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals decreased $626, or 26.9 percent, primarily reflecting decreases in the volume of OEC on rent and rental rates. Trench safety, power and HVAC equipment rentals decreased $40, or 23.5 percent, primarily reflecting an 8.9 percent decrease in the volume of OEC on rent and a 6.5 percent decrease in rental rates.

Sales of rental equipment. For each of the three years in the period ended December 31, 2010, sales of rental equipment represented between 6 and 10 percent of our total revenues. Our general rentals segment accounted for approximately 95 percent of these sales. 2010 sales of rental equipment of $144 declined $85, or 37.1 percent, from 2009 primarily reflecting a decline in the volume of equipment sold. In 2010, the average age of our used equipment sold was 75 months, as compared to 78 months in 2009. 2009 sales of rental equipment of $229 declined $35, or 13.3 percent, from 2008 reflecting lower pricing due to general softness in the used equipment market and an increased proportion of used equipment sold through the auction channel, partially offset by a higher number of units sold.

Sales of new equipment. For each of the three years in the period ended December 31, 2010, sales of new equipment represented between 3 and 5 percent of our total revenues. Our general rentals segment accounted for approximately 95 percent of these sales. 2010 sales of new equipment of $78 declined $8, or 9.3 percent, from 2009 reflecting volume declines. 2009 sales of new equipment of $86 declined $93, or 52.0 percent, from 2008 reflecting volume declines.

Sales of contractor supplies. For each of the three years in the period ended December 31, 2010, sales of contractor supplies represented between 4 and 6 percent of our total revenues. Our general rentals segment accounted for approximately 95 percent of these sales. 2010 sales of contractor supplies of $95 declined $26, or 21.5 percent, from 2009 reflecting a reduction in the volume of supplies sold, partially offset by improved pricing and product mix. 2009 sales of contractor supplies of $121 declined $91, or 42.9 percent, from 2008 reflecting a reduction in the volume of supplies sold, consistent with a weak construction environment, partially offset by improved pricing and product mix driven by our continued focus on higher margin products.

Service and other revenues. For each of the three years in the period ended December 31, 2010, service and other revenues represented approximately 4 percent of our total revenues. Our general rentals segment accounted for approximately 97 percent of these sales. 2010 service and other revenues of $86 decreased $6, or 6.5 percent, from 2009 primarily reflecting reduced revenues from service labor and parts sales, partially offset by increased software license and related revenues. 2009 service and other revenues of $92 decreased $24, or 20.7 percent, from 2008 primarily reflecting decreased revenues from service labor and parts sales.

Fourth Quarter 2010 Items. In the fourth quarter of 2010, we repurchased and retired an aggregate of $814 principal amount of our outstanding 7  3/4 percent Senior Subordinated Notes due 2013, 7 percent Senior Subordinated Notes due 2014 and 1  7/8 percent Convertible Senior Subordinated Notes due 2023. Interest expense, net for the fourth quarter of 2010 includes a charge of $25, representing the difference between the net carrying amount of these securities and the total purchase price of $827. The $25 charge includes a $4 write-off of a previously terminated derivative transaction. During the quarter, we also recognized a charge of $24 related to our provision for self-insurance reserves, comprised of $18 recorded in cost of equipment rentals, excluding depreciation, and $6 recorded in discontinued operation. The charge in particular reflects recent adverse experience in our portfolio of automobile and general liability claims, as well as worker’s compensation claims. The discontinued operation component of the charge is reflected net of taxes in our consolidated statements of operations. Additionally, during the quarter, we recognized restructuring charges of $15 related to the closure of 22 branches and reductions in headcount of approximately 100. During the quarter, we also recognized asset impairment charges of $6 which are primarily reflected in non-rental depreciation and amortization and principally relate to write-offs of leasehold improvements and other fixed assets in connection with the consolidation of our branch network discussed above. Additionally, the income tax provision (benefit) for the quarter includes a benefit of $7 related to a correction of a deferred tax asset recognized in prior periods.

Fourth Quarter 2009 Items. In the fourth quarter of 2009, we repurchased and retired an aggregate of $429 principal amount of our outstanding 6  1/2 percent Senior Notes due 2012 and 14 percent Senior Notes due 2014. Interest expense, net for the fourth quarter of 2009 includes a charge of $9, representing the difference between the net carrying amount of these securities and the total purchase price of $430. Additionally, during the quarter, we recognized restructuring charges of $6 related to the closure of 13 branches and reductions in headcount of approximately 400. During the quarter, we also recognized asset impairment charges of $3. These asset impairment charges include $2 reflected in depreciation of rental equipment, and $1 primarily related to leasehold improvement write-offs which are reflected in non-rental depreciation and amortization. During the quarter, we also recognized a charge of $8 reflecting recent experience related to our provision for self-insurance reserves, comprised of $4 recorded in cost of equipment rentals, excluding depreciation, and $4 recorded in discontinued operation. The discontinued operation component of the charge is reflected net of taxes in our consolidated statements of operations. Additionally, during the quarter, we recognized a benefit of $3 primarily relating to vacation forfeitures, comprised of $2 recorded in cost of equipment rentals, excluding depreciation, and $1 recorded in selling, general and administrative expenses.

Fourth Quarter 2008 Items. In addition to the non-cash goodwill impairment charge discussed above, in the fourth quarter of 2008, we repurchased and retired an aggregate of $130 principal amount of our outstanding 6  1/2 percent Senior Notes due 2012, 7  3/4 percent Senior Subordinated Notes due 2013 and 7 percent Senior Subordinated Notes due 2014. Interest expense, net for the fourth quarter of 2008 includes a gain of $45, representing the difference between the net carrying amount of these securities and the total purchase price of $82. Additionally, during the fourth quarter of 2008, we recognized restructuring charges of $14 related to the closure of 44 branches and reductions in headcount of approximately 500. During the quarter, we also recognized a non-cash impairment charge of $8 within depreciation of rental equipment related to certain rental assets. During the fourth quarter of 2008, we also reduced our reserve for obsolescence and shrinkage by $3 following our annual physical inventory inspections. This benefit was recorded in cost of equipment rentals, excluding depreciation. Also, during the fourth quarter of 2008, we recognized a benefit of $5 reflecting recent experience related to our provision for self-insurance reserves. This benefit was recorded in cost of equipment rentals, excluding depreciation.

Segment Operating Income. Segment operating income and operating margin for each of the three years in the period ended December 31, 2010 were as follows:

	General rentals	Trench safety, power and HVAC	Total
2010
Operating Income	$199	$32	$231
Operating Margin	9.6%	19.3%	10.3%
2009
Operating Income	$123	$22	$145
Operating Margin	5.6%	14.1%	6.1%
2008
Operating Income	$500	$51	$551
Operating Margin	16.3%	25.2%	16.9%

The following is a reconciliation of segment operating income to total Company operating income (loss):

	2010	2009	2008
Total segment operating income	$231	$145	$551
Unallocated items:
Restructuring charge	(34)	(31)	(20)
Charge related to settlement of SEC inquiry	—	—	(14)
Goodwill impairment charge	—	—	(1,147)

Operating income (loss)	$197	$114	$(630)

General rentals. For each of the three years in the period ended December 31, 2010, general rentals accounted for between 85 and 91 percent of our total operating income, excluding the unallocated items in the reconciliation above. This contribution percentage is consistent with general rentals’ revenue contribution over the same period. General rentals’ operating income in 2010 increased $76 and operating margin increased 4.0 percentage points, primarily reflecting increased gross margins from sales of rental equipment and selling, general and administrative expense reductions. General rentals’ operating margin in 2009 decreased 10.7 percentage points from 2008, primarily reflecting an 8.9 percentage point reduction in gross margin from equipment rentals, and a 22.9 percentage point reduction in gross margin from sales of rental equipment, partially offset by the benefits of cost-savings initiatives.

Trench safety, power and HVAC. For the year ended December 31, 2010, operating income increased by $10 and operating margin increased by 5.2 percentage points from 2009, reflecting increased gross margins from equipment rentals and improved selling, general and administrative leverage. Operating income in 2009 decreased by $29 and operating margin decreased by 11.1 percentage points from 2008, reflecting reduced gross margins from equipment rentals.

Gross Margin. Gross margins by revenue classification were as follows:

	Year Ended December 31,
	2010	2009	2008
Total gross margin	29.4%	25.9%	34.2%
Equipment rentals	28.4%	27.5%	36.2%
Sales of rental equipment	28.5%	3.1%	25.0%
Sales of new equipment	16.7%	15.1%	15.6%
Contractor supplies sales	30.5%	26.4%	23.6%
Service and other revenues	62.8%	59.8%	60.3%

2010 gross margin of 29.4 percent increased 3.5 percentage points as compared to 2009, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 0.9 percentage points, primarily reflecting a 4.9 percentage point increase in time utilization, which is calculated by dividing the amount of time equipment is on rent by the amount of time we have owned the equipment, a $28 reduction in depreciation due to a 3.2 percent decrease in average fleet size, on an original equipment cost basis, the impact of a $9 asset impairment charge related to certain rental equipment recognized in 2009, and savings realized from ongoing cost saving initiatives, partially offset by a 2.1 percent rental rate decline and increases in certain variable costs (including repairs and maintenance, fuel and delivery) associated with higher rental volume. The 25.4 percentage point increase in gross margins from sales of rental equipment primarily reflects a higher proportion of retail sales, which yield higher margins, in 2010. In 2010 and 2009, on an original equipment cost-weighted basis, retail sales represented 62 and 33 percent of our sales of rental equipment, respectively, while auction sales represented 22 and 40 percent of these sales, respectively. Gross margins from sales of rental equipment may change in future periods if the mix of the channels that we use to sell rental equipment changes. For instance, in 2011, we anticipate selling a greater proportion of used equipment to manufacturers than we have in recent years. Equipment sales to manufacturers tend to have lower margins than sales through our retail network.

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

Selling, general and administrative (“SG&A”) expenses. SG&A expense information for each of the three years in the period ended December 31, 2010 was as follows:

	Year Ended December 31,
	2010	2009	2008
Total SG&A expenses	$367	$408	$509
SG&A as a percentage of revenue	16.4	17.3	15.6

SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, advertising and marketing expenses, management salaries, bad debt expense and clerical and administrative overhead.

2010 SG&A expense of $367 decreased $41 as compared to 2009 and improved by 0.9 percentage points as a percentage of revenue. The decline in SG&A reflects the benefits we are realizing from our cost-saving initiatives, including reduced compensation costs, professional fees and advertising expenses.

2009 SG&A expense of $408 declined $101, or 19.8 percent, compared to 2008 and increased by 1.7 percentage points as a percentage of revenue. The decline in the absolute level of our SG&A reflects the benefits we realized from our cost-saving initiatives, including reduced compensation, travel and entertainment, professional and advertising expenses. The deterioration in our SG&A ratio reflected the combination of rental rate pressure and lower utilization levels in a weak construction environment.

Restructuring charge. For the years ended December 31, 2010, 2009 and 2008, restructuring charges of $34, $31 and $20, respectively, relate to the closures of 49, 64 and 75 branches, respectively, and reductions in headcount of approximately 700, 1,900 and 1,000, respectively. We expect that the restructuring activity will be substantially complete by the end of 2011. See note 5 to our consolidated financial statements for additional restructuring information.

Charge related to settlement of SEC inquiry. Our results for the year ended December 31, 2008 include a $14 charge related to the SEC inquiry. As previously announced, in September 2008, we announced that we had reached a final settlement with the SEC and we paid a civil penalty of $14.

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

Non-rental depreciation and amortization for each of the three years in the period ended December 31, 2010 was as follows:

	Year Ended December 31,
	2010	2009	2008
Non-rental depreciation and amortization	$60	$57	$58

Non-rental depreciation and amortization primarily includes (i) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements as well as (ii) the amortization of other intangible assets. Our other intangible assets consist of non-compete agreements as well as customer-related intangible assets.

Interest expense, net for each of the three years in the period ended December 31, 2010 was as follows:

	Year Ended December 31,
	2010	2009	2008
Interest expense, net	$255	$226	$174

Interest expense, net for the year ended December 31, 2010 increased by $29, or 13 percent. Interest expense, net for the years ended December 31, 2010 and 2009 includes a loss of $28 and a gain of $7, respectively, related to repurchases or redemptions of $1,273 and $919 principal amounts of our outstanding debt, respectively. Excluding the impact of these gains/losses, interest expense, net decreased slightly as the impact of lower average outstanding debt was partially offset by the impact of higher interest rates. Interest expense, net for the year ended December 31, 2009 increased by $52, or 29.9 percent. Interest expense, net for the years ended December 31, 2009 and 2008 includes gains of $7 and $41, respectively, related to repurchases or redemptions of $919 and $255 principal amounts of our outstanding debt, respectively. Excluding the impact of these gains, interest expense, net for the year ended December 31, 2009 increased primarily due to increased debt following the preferred stock repurchase and the modified “Dutch auction” tender offer completed in the second and third quarters of 2008.

Interest expense—subordinated convertible debentures, net for each of the three years in the period ended December 31, 2010 was as follows:

	Year Ended December 31,
	2010	2009	2008
Interest expense-subordinated convertible debentures, net	$8	$(4)	$9

As discussed further in note 13 to our consolidated financial statements, the subordinated convertible debentures included in our consolidated balance sheets reflect the obligation to our subsidiary trust that has issued Quarterly Income Preferred Securities (“QUIPS”). This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust. As of December 31, 2010 and 2009, the aggregate amount of subordinated convertible debentures outstanding was $124. Interest expense- subordinated convertible debentures, net for 2009 included a $13 gain recognized in connection with the simultaneous purchase of $22 of QUIPS and retirement of $22 principal amount of our subordinated convertible debentures.

Other income, net for each of the three years in the period ended December 31, 2010 was as follows:

	Year Ended December 31,
	2010	2009	2008
Other income, net	$(3)	$(1)	$—

As discussed further in note 10 to our consolidated financial statements, other income, net for the year ended December 31, 2010 includes (i) a gain of $13 associated with foreign currency forward contracts and (ii) a loss of $13 associated with the revaluation of certain Canadian dollar denominated intercompany loans.

Income Taxes. The following table summarizes our continuing operations benefit for income taxes and the related effective tax rate for each respective period:

	Year Ended December 31,
	2010	2009	2008
Loss from continuing operations before benefit for income taxes	$(63)	$(107)	$(813)
Benefit for income taxes	(41)	(47)	(109)
Effective tax rate (1)	65.1%	43.9%	13.4%

(1)	A detailed reconciliation of this effective tax rate to the U.S. federal statutory income tax rate is included in note 14 to our consolidated financial statements.

The differences between the effective tax rates of 65.1 percent, 43.9 percent, and 13.4 percent and the U.S. federal statutory income tax rate of 35.0 percent for 2010, 2009, and 2008, respectively, relate primarily to state taxes and certain nondeductible charges and other items. Additionally, the 2010 income tax benefit includes a benefit of $7 related to a correction of a deferred tax asset recognized in prior periods. For 2010 and 2009, the difference also relates to the geographical mix of income between U.S. and foreign and state operations. Additionally, 2008 reflects the non-deductibility of a portion of the $1.1 billion goodwill impairment charge as well as the non-deductibility of the $14 charge related to the settlement of the SEC inquiry. Our effective income tax rate will change based on discrete events (such as audit settlements) as well as other factors, including the geographical mix of income before taxes and the related tax rates in those jurisdictions.

The balance of prepaid expenses and other assets at December 31, 2010 decreased by $52, or 58.4 percent, as compared to December 31, 2009, primarily due to a federal tax refund of $55 received in March 2010.

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

In October 2010, URNA issued $750 aggregate principal amount of 8 3/8 percent Senior Subordinated Notes, which are due September 15, 2020. We received $732 in net proceeds from the issuance of the 8  3/8 percent Senior Subordinated Notes, after underwriting discounts and commissions, fees and expenses. Proceeds from this offering, as well as cash on hand, were used to repurchase or redeem and subsequently retire certain of our outstanding debt securities.

The following table summarizes our 2010 debt repurchase activity:

	Repurchase price	Principal	Loss (1)
7 3/4 percent Senior Subordinated Notes	$490	$484	$(14)
7 percent Senior Subordinated Notes	267	261	(8)
6 1/2 percent Senior Notes	435	435	(4)
1 7/8 percent Convertible Senior Subordinated Notes	93	93	(2)

Total	$1,285	$1,273	$(28)

(1)	The amount of the loss is calculated as the difference between the net carrying amount of the related security and the repurchase price, and includes a $4 write-off of a previously terminated derivative transaction. The net carrying amounts of the securities are less than the principal amounts due to capitalized debt issuance costs and any original issue discount. Aggregate costs of $16 were written off in the year ended December 31, 2010 in connection with the repurchases/redemptions, comprised of $12 of write-offs of debt issuance costs and the $4 write-off of the previously terminated derivative transaction. The losses are reflected in interest expense, net in our consolidated statements of operations.

Total debt at December 31, 2010 decreased by $146, or 4.9 percent, as compared to December 31, 2009, primarily due to the use of free cash flow to pay down debt (see above for a summary of 2010 capital market activity). Current maturities of long-term debt at December 31, 2010 primarily reflect $221 of borrowings outstanding under our accounts receivable securitization facility.

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under the ABL facility and accounts receivable securitization facility. As of December 31, 2010, we had (i) $617 of borrowing capacity, net of $60 of letters of credit, available under the ABL facility, (ii) $11 of borrowing capacity available under our accounts receivable securitization facility and (iii) cash and cash equivalents of $203. Cash equivalents at December 31, 2010 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

As of December 31, 2010, $683 and $221 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. The interest rates applicable to the ABL facility and the accounts receivable securitization facility at December 31, 2010 were 3.4 percent and 1.6 percent, respectively. During the year ended December 31, 2010, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility were $546 and $185, respectively, and the weighted-average interest rates thereon were 3.4 percent and 1.7 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility during the year ended December 31, 2010 were $683 and $240, respectively. The amount outstanding at year-end under the ABL facility exceeded the average amounts outstanding during the year primarily due to additional borrowings used to settle a Canadian dollar denominated intercompany loan.

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

To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of January 28, 2010 were as follows:

	Corporate Rating	Outlook
Moody’s (1)	B2	Stable
S&P	B	Stable
Fitch	B	Stable

(1)	Contemporaneous with the October 2010 issuance of URNA’s 8 3/8 percent Senior Subordinated Notes, Moody’s upgraded the Company to a corporate rating of B2.

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.

The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility. We expect our gross and net rental capital expenditures to increase significantly in 2011 relative to 2010.

Loan Covenants and Compliance. As of December 31, 2010, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Both of these covenants were suspended on June 9, 2009 because the availability, as defined in the agreement governing the ABL facility, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through December 31, 2010, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.

As of December 31, 2010, primarily due to losses sustained in prior years, URNA had no restricted payment capacity under the most restrictive restricted payment covenants in the indentures governing its outstanding indebtedness. Although this depletion limits our ability to move operating cash flows to Holdings, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations due to certain intercompany arrangements.

Sources and Uses of Cash. During 2010, we (i) generated cash from operations of $452 including $55 related to a federal tax refund and (ii) generated cash from the sale of rental and non-rental equipment of $151. We used cash during this period principally to (i) purchase rental and non-rental equipment of $374 and (ii) fund payments, net of proceeds, on debt of $183. During 2009, we (i) generated cash from operations of $438 and (ii) generated cash from the sale of rental and non-rental equipment of $242. We used cash during this period principally to (i) purchase rental and non-rental equipment of $311, (ii) fund payments, net of proceeds, on debt of $206 and (iii) pay aggregate financing costs and costs associated with the convertible hedge transactions of $59.

Free Cash Flow GAAP Reconciliation

We define “free cash flow” as (i) net cash provided by operating activities less (ii) purchases of rental and non-rental equipment plus (iii) proceeds from sales of rental and non-rental equipment and excess tax benefits from share-based payment arrangements, net. Management believes free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash flow should not be considered an alternative to net income (loss) or cash flow from operating activities as indicators of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow.

	Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$452	$438	$764
Purchases of rental equipment	(346)	(260)	(624)
Purchases of non-rental equipment	(28)	(51)	(80)
Proceeds from sales of rental equipment	144	229	264
Proceeds from sales of non-rental equipment	7	13	11
Excess tax benefits from share-based payment arrangements, net	(2)	(2)	—

Free cash flow	$227	$367	$335

Free cash flow for the year ended December 31, 2010 was $227, a decrease of $140 as compared to free cash flow of $367 for the year ended December 31, 2009. As noted above, net cash provided by operating activities for the year ended December 31, 2010 includes a $55 federal tax refund. Excluding the impact of this refund, the year-over-year decrease in free cash flow primarily reflects increased purchases of rental equipment and reduced proceeds from sales of rental equipment. In 2009, free cash flow increased $32 compared to 2008. This increase reflects lower capital expenditures in 2009, consistent with reduced construction activity in a challenging economic environment, partially offset by lower cash generated from operating activities and decreased proceeds from sales of rental equipment.

Certain Information Concerning Contractual Obligations. As discussed above, during 2010, we issued $750 aggregate principal amount of 8 3/8 percent Senior Subordinated Notes, and we repurchased or redeemed and subsequently retired certain of our outstanding debt securities. As a result of this activity, the total scheduled principal debt and capital lease payments decreased from $3,033 at December 31, 2009 to $2,873 at December 31, 2010. The total interest due on our debt increased from $1,187 at December 31, 2009 to $1,427 at December 31, 2010, primarily due to additional years of interest obligations associated with the newly issued 8 3/8 percent Senior Subordinated Notes, which mature in 2020. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total
Debt and capital leases (1)	$229	$5	$684	$2	$174	$1,779	$2,873
Interest due on debt (2)	199	195	182	171	170	510	1,427
Operating leases (1):
Real estate	76	68	58	47	36	93	378
Non-rental equipment	34	18	10	6	4	—	72
Service agreements (3)	12	1	—	—	—	—	13
Purchase obligations (4)	50	—	—	—	—	—	50
Subordinated convertible debentures (5)	8	8	8	8	8	225	265

Total (6)	$608	$295	$942	$234	$392	$2,607	$5,078

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

(2)	Estimated interest payments have been calculated based on the principal amount of debt and the effective interest rates as of December 31, 2010.
(3)	These represent service agreements with third parties to provide wireless and network services, refurbish our aerial equipment, operate the distribution centers associated with contractor supplies and provide equipment appraisals.
(4)	As of December 31, 2010, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2011.
(5)	Represents principal and interest payments on the $124 of 6 1/2 percent subordinated convertible debentures reflected in our consolidated balance sheets as of December 31, 2010.
(6)	This information excludes $4 of unrecognized tax benefits, which are discussed further in note 14 to our consolidated financial statements. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities.

Certain Information Concerning Off-Balance Sheet Arrangements. We lease real estate and non-rental equipment under operating leases as a regular business activity. As part of some of our non-rental equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $8. Under current circumstances we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. In accordance with GAAP, this potential liability was not reflected on our balance sheet as of December 31, 2010 or any prior date as we believe that proceeds from the sale of the equipment under these operating leases would approximate the payment obligation.

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

Interest Rate Risk. As of December 31, 2010, we had an aggregate of $904 of indebtedness that bears interest at variable rates, comprised of $683 of borrowings under the ABL facility and $221 of borrowings under our accounts receivable securitization facility. The interest rates applicable to our variable rate debt on December 31, 2010 were (i) 3.4 percent for the ABL facility and (ii) 1.6 percent for the accounts receivable securitization facility. As of December 31, 2010, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $5 for each one percentage point increase in the interest rates applicable to our variable rate debt.

The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. For additional information concerning the terms of our variable rate debt, see note 12 to our consolidated financial statements.

At December 31, 2010, we had an aggregate of $2.0 billion of indebtedness that bears interest at fixed rates, including our subordinated convertible debentures. A one percentage point decrease in market interest rates as of December 31, 2010 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value and terms of our fixed rate debt, see notes 11 (see “Fair Value of Financial Instruments”) and 12 to our consolidated financial statements.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2010 relative to the Company as a whole, a 10 percent change in this exchange rate would cause our annual after-tax earnings to change by approximately $4. As discussed in note 10 to our consolidated financial statements, during the year ended December 31, 2010, we recognized foreign currency losses of $13 associated with the revaluation of certain Canadian dollar denominated intercompany loans, however these losses were offset by gains of $13 recognized on forward contracts to purchase Canadian dollars, and the aggregate foreign currency impact of the intercompany loans and forward contracts did not have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

Equity Price Risk. In connection with the November 2009 issuance of $173 aggregate principal amount of 4 percent Convertible Senior Notes, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 15.5 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. Based on the price of our common stock during the fourth quarter of 2010, holders of the 4 percent Convertible Notes may convert the notes during the first quarter of 2011 at the initial conversion price of approximately $11.11 per share of common stock. As of January 28, 2011, none of the 4 percent Convertible Notes were converted. The effect of the convertible note hedge transactions is to increase the effective conversion price to approximately $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. However, in the event the market value of our common stock exceeds $15.56 per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $25.00 or $30.00 per share, on a net basis, we would issue 5.9 million or 7.5 million shares, respectively.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Stockholders of United Rentals, Inc.

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Rentals, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 1, 2011

UNITED RENTALS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$203	$169
Accounts receivable, net of allowance for doubtful accounts of $29 and $25 at December 31, 2010 and 2009, respectively	377	337
Inventory	39	44
Prepaid expenses and other assets	37	89
Deferred taxes	69	66

Total current assets	725	705
Rental equipment, net	2,280	2,414
Property and equipment, net	393	434
Goodwill and other intangible assets, net	227	231
Other long-term assets	68	75

Total assets	$3,693	$3,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current maturities of long-term debt	$229	$125
Accounts payable	132	128
Accrued expenses and other liabilities	208	208

Total current liabilities	569	461
Long-term debt	2,576	2,826
Subordinated convertible debentures	124	124
Deferred taxes	385	424
Other long-term liabilities	59	43

Total liabilities	3,713	3,878

Common stock—$0.01 par value, 500,000,000 shares authorized, 60,621,338 and 60,163,233 shares issued and outstanding at December 31, 2010 and 2009, respectively	1	1
Additional paid-in capital	492	487
Accumulated deficit	(600)	(574)
Accumulated other comprehensive income	87	67

Total stockholders’ deficit	(20)	(19)

Total liabilities and stockholders’ deficit	$3,693	$3,859

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Equipment rentals	$1,834	$1,830	$2,496
Sales of rental equipment	144	229	264
Sales of new equipment	78	86	179
Contractor supplies sales	95	121	212
Service and other revenues	86	92	116

Total revenues	2,237	2,358	3,267

Cost of revenues:
Cost of equipment rentals, excluding depreciation	924	910	1,137
Depreciation of rental equipment	389	417	455
Cost of rental equipment sales	103	222	198
Cost of new equipment sales	65	73	151
Cost of contractor supplies sales	66	89	162
Cost of service and other revenues	32	37	46

Total cost of revenues	1,579	1,748	2,149

Gross profit	658	610	1,118
Selling, general and administrative expenses	367	408	509
Restructuring charge	34	31	20
Charge related to settlement of SEC inquiry	—	—	14
Goodwill impairment charge	—	—	1,147
Non-rental depreciation and amortization	60	57	58

Operating income (loss)	197	114	(630)
Interest expense, net	255	226	174
Interest expense—subordinated convertible debentures, net	8	(4)	9
Other (income) expense, net	(3)	(1)	—

Loss from continuing operations before benefit for income taxes	(63)	(107)	(813)
Benefit for income taxes	(41)	(47)	(109)

Loss from continuing operations	(22)	(60)	(704)
Loss from discontinued operation, net of taxes	(4)	(2)	—

Net loss	$(26)	$(62)	$(704)

Preferred stock redemption charge	—	—	(239)
Net loss available to common stockholders	$(26)	$(62)	$(943)
Basic and diluted loss per share:
Loss from continuing operations (inclusive of preferred stock redemption charge)	$(0.38)	$(0.98)	$(12.62)
Loss from discontinued operation	(0.06)	(0.04)	—

Net loss	$(0.44)	$(1.02)	$(12.62)

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions)

	Series C Perpetual Convertible Preferred Stock	Series D Perpetual Convertible Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)
			Number of Shares	Amount
Balance at January 1, 2008	$—	$—	86	$1	$1,494	$431		$92
Comprehensive loss:
Net loss						(704)	$(704)
Other comprehensive loss:
Foreign currency translation adjustments							(76)	(76)

Comprehensive loss							$(780)

Preferred stock redemption					(431)	(239)
Repurchase of common shares			(27)		(603)
Exercise of common stock options and warrants			1		3
Stock compensation expense, net					10
Shares repurchased and retired					(3)
Forfeitures of stock compensation					(4)

Balance at December 31, 2008	$—	$—	60	$1	$466	$(512)		$16

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Accumulated Other Comprehensive Income
	Number of Shares	Amount
Balance at December 31, 2008	60	$1	$466	$(512)		$16
Comprehensive (loss) income:
Net loss				(62)	$(62)
Other comprehensive income (loss):
Foreign currency translation adjustments					51	51

Comprehensive loss					$(11)

Issuance of 4 percent Convertible Senior Notes, net			33
Stock compensation expense, net			8
Convertible note hedge transactions, net			(17)
Excess tax benefits from share-based payment arrangements, net			(2)
Other			(1)

Balance at December 31, 2009	60	$1	$487	$(574)		$67

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Accumulated Other Comprehensive Income
	Number of Shares	Amount
Balance at December 31, 2009	60	$1	$487	$(574)		$67
Comprehensive (loss) income:
Net loss				(26)	$(26)
Other comprehensive income (loss):
Foreign currency translation adjustments					20	20

Comprehensive loss					$(6)

Stock compensation expense, net			8
Excess tax benefits from share-based payment arrangements, net			(2)
Other	1		(1)

Balance at December 31, 2010	61	$1	$492	$(600)		$87

See accompanying notes.

UNITED RENTALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Cash Flows From Operating Activities:
Net loss	$(26)	$(62)	$(704)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	449	474	513
Amortization of deferred financing costs and original issue discounts	23	17	16
Gain on sales of rental equipment	(41)	(7)	(66)
Loss (gain) on sales of non-rental equipment	—	1	(3)
Goodwill impairment charge	—	—	1,147
Foreign currency transaction loss	—	—	1
Stock compensation expense, net	8	8	6
Restructuring charge	34	31	20
Loss (gain) on repurchase/redemption of debt securities	28	(7)	(41)
Gain on retirement of subordinated convertible debentures	—	(13)	—
(Decrease) increase in deferred taxes	(58)	4	(129)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(38)	128	51
Decrease in inventory	5	16	31
Decrease (increase) in prepaid expenses and other assets	61	(36)	30
Increase (decrease) in accounts payable	4	(32)	(34)
Increase (decrease) in accrued expenses and other liabilities	3	(84)	(74)

Net cash provided by operating activities	452	438	764

Cash Flows From Investing Activities:
Purchases of rental equipment	(346)	(260)	(624)
Purchases of non-rental equipment	(28)	(51)	(80)
Proceeds from sales of rental equipment	144	229	264
Proceeds from sales of non-rental equipment	7	13	11
Purchases of other companies	—	(25)	(17)

Net cash used in investing activities	(223)	(94)	(446)

Cash Flows From Financing Activities:
Proceeds from debt	3,423	3,452	2,004
Payments of debt	(3,606)	(3,658)	(1,725)
Payments of financing costs	(18)	(33)	(32)
Proceeds from the exercise of common stock options	1	—	3
Repurchase of common stock, including fees	—	—	(603)
Shares repurchased and retired	(1)	(1)	(2)
Excess tax benefits from share-based payment arrangements, net	(2)	(2)	—
Cash paid in connection with convertible note hedge transactions	—	(26)	—
Cash paid in connection with preferred stock redemption, including fees	—	—	(257)

Net cash used in financing activities	(203)	(268)	(612)
Effect of foreign exchange rates	8	16	(10)

Net increase (decrease) in cash and cash equivalents	34	92	(304)
Cash and cash equivalents at beginning of year	169	77	381

Cash and cash equivalents at end of year	$203	$169	$77

Supplemental disclosure of cash flow information:
Cash paid for interest	$229	$234	$218
Cash (received) paid for taxes, net	(49)	3	46

Supplemental schedule of non-cash investing activities:
The Company acquired the net assets of other companies as follows:
Assets, net of cash acquired	$—	$25	$17

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

We rent equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others in the United States and Canada. In addition to renting equipment, we sell new and used rental equipment, as well as related contractor supplies, parts and service.

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

2.    Summary of Significant Accounting Policies

Cash Equivalents

We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Our cash equivalents at December 31, 2010 consist of direct obligations of financial institutions rated A or better.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts. This allowance reflects our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds.

Inventory

Inventory consists of new equipment, contractor supplies, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market. Cost is determined, depending on the type of inventory, on either a specific identification, weighted-average or first-in, first-out method.

Rental Equipment

Rental equipment, which includes service and delivery vehicles, is recorded at cost and depreciated over the estimated useful life of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to 12 years. Rental equipment is depreciated to a salvage value of zero to 10 percent of cost. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the related equipment. The costs incurred under these refurbishment programs were $12, $33 and $30 for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in purchases of rental equipment in our consolidated statements of cash flows.

Ordinary repair and maintenance costs are charged to operations as incurred. Repair and maintenance costs are included in cost of revenues on our consolidated statements of operations. Repair and maintenance expense (including both labor and parts) for our rental equipment was $262, $256 and $307 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Other Intangible Assets

Other intangible assets consist of non-compete agreements and customer relationships. The non-compete agreements are being amortized on a straight-line basis over periods ranging from two to five years. The customer relationships are being amortized on a straight-line basis over periods ranging from eight to 12 years.

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

Revenue Recognition

Our rental contract periods are daily, weekly or monthly and we recognize equipment rental revenue on a straight-line basis. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $12 and $9 as of December 31, 2010 and 2009, respectively. Revenues from the sale of rental equipment and new equipment are recognized at the time of delivery to, or pick-up by, the customer and when collectibility is reasonably assured. Sales of contractor supplies are also recognized at the time of delivery to, or pick-up by, the customer. Service revenue is recognized as the services are performed. Sales tax amounts collected from customers are recorded on a net basis.

Delivery Expense

Equipment rentals include our revenues from fees we charge for equipment delivery. Delivery costs are charged to operations as incurred, and are included in cost of revenues on our consolidated statements of operations.

Advertising Expense

We promote our business through local and national advertising in various media, including trade publications, yellow pages, the Internet, radio and direct mail. Advertising costs are generally expensed as incurred. Advertising expense, net of qualified advertising reimbursements, was $2, $6 and $19 for the years ended December 31, 2010, 2009 and 2008, respectively.

Insurance

We are insured for general liability, workers’ compensation and automobile liability, subject to deductibles or self-insured retentions per occurrence of $2 for general liability, $1 for workers’ compensation and $2 for automobile liability as of December 31, 2010 and 2009. Losses within these deductible amounts are accrued based upon the aggregate liability for reported claims incurred, as well as an estimated liability for claims incurred but not yet reported. These liabilities are not discounted. The Company is also self-insured for group medical claims but purchases “stop loss” insurance to protect itself from any one loss exceeding $500,000 (actual dollars).

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Our largest customer accounted for less than one percent of total revenues in each of 2010, 2009, and 2008. Our customer with the largest accounts receivable balance represented approximately one percent of total accounts receivable at December 31, 2010 and 2009. We manage credit risk through credit approvals, credit limits and other monitoring procedures.

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

As part of the sale, we retained financial responsibility for deductibles and self-insured retentions associated with casualty insurance programs (workers’ compensation, automobile liability and general liability) covering the traffic control business with respect to claims arising from loss occurrences prior to closing. These liabilities were not assumed by the purchaser. We are not liable for these types of liabilities associated with the traffic control business to the extent they arise subsequent to closing. The aggregate amount of these retained insurance liabilities as of December 31, 2010 and 2009 was $12 and $10, respectively, and is included in accrued expenses and other liabilities and other long-term liabilities in the consolidated balance sheets. The 2010 and 2009 after-tax losses of $4 and $2, respectively, which are reflected in loss from discontinued operation, net of taxes in the accompanying consolidated statements of operations, relate to changes in estimates for these retained insurance liabilities.

4.    Segment Information

Our reportable segments are general rentals and trench safety, power and HVAC. The general rentals segment includes the rental of construction, infrastructure, industrial and homeowner equipment and related services and activities. The general rentals segment comprises seven geographic regions—the Southwest, Gulf, Northwest, Southeast, Midwest, East, and the Northeast Canada—as well as the Aerial West region and operates throughout the United States and Canada. The trench safety, power and HVAC segment includes the rental of specialty construction products and related services. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and has two locations in Canada.

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

The following table sets forth financial information by segment. Information related to our consolidated balance sheets is presented as of December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	2008
Total reportable segment revenue
General rentals	$2,071	$2,202	$3,065
Trench safety, power and HVAC	166	156	202

Total revenue	$2,237	$2,358	$3,267

Total reportable segment depreciation and amortization expense
General rentals	$426	$449	$485
Trench safety, power and HVAC	23	25	28

Total depreciation and amortization expense	$449	$474	$513

Total reportable segment operating income
General rentals	$199	$123	$500
Trench safety, power and HVAC	32	22	51

Total segment operating income	$231	$145	$551

Total reportable segment capital expenditures
General rentals	$344	$295	$686
Trench safety, power and HVAC	30	16	18

Total capital expenditures	$374	$311	$704

Total reportable segment assets
General rentals	$3,458	$3,633
Trench safety, power and HVAC	235	226

Total assets	$3,693	$3,859

The following is a reconciliation of segment operating income to total Company operating income (loss):

	Year Ended December 31,
	2010	2009	2008
Total segment operating income	$231	$145	$551
Unallocated items:
Restructuring charge	(34)	(31)	(20)
Charge related to settlement of SEC inquiry	—	—	(14)
Goodwill impairment charge	—	—	(1,147)

Operating income (loss)	$197	$114	$(630)

We operate in the United States and Canada. The following table presents geographic area information for the years ended December 31, 2010, 2009 and 2008, except for balance sheet information, which is presented as of December 31, 2010 and 2009. All the foreign assets as of December 31, 2010 are Canadian, and the foreign information in the following table primarily relates to Canada.

	Year ended December 31,
	2010	2009	2008
Revenues from external customers
Domestic	$1,888	$2,046	$2,837
Foreign	349	312	430

Total revenues from external customers	$2,237	$2,358	$3,267

Rental equipment, net
Domestic	$1,985	$2,151
Foreign	295	263

Total consolidated rental equipment, net	$2,280	$2,414

Property and equipment, net
Domestic	$365	$405
Foreign	28	29

Total consolidated property and equipment, net	$393	$434

Goodwill and other intangible assets, net
Domestic	$182	$187
Foreign	45	44

Total consolidated goodwill and other intangible assets, net	$227	$231

5.    Restructuring and Asset Impairment Charges

As discussed elsewhere in this report, over the past several years we have been focused on reducing our operating costs. In connection with this strategy, and in recognition of the challenging economic environment, we reduced our employee headcount from approximately 10,900 at December 31, 2007 to approximately 7,300 at December 31, 2010. Additionally, we reduced our branch network from 697 at December 31, 2007 to 531 at December 31, 2010. The restructuring charges for the years ended December 31, 2010, 2009 and 2008 include severance costs associated with our headcount reductions, as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities.

The table below provides certain information concerning our restructuring charges:

Description	Beginning Reserve Balance	Charged to Costs and Expenses(1)	Payments and Other	Ending Reserve Balance
Year ended December 31, 2008:
Branch closure charges	$—	$14	$(3)	$11
Severance costs	—	6	(4)	2

Total	$—	$20	$(7)	$13
Year ended December 31, 2009:
Branch closure charges	$11	$24	$(15)	$20
Severance costs	2	7	(8)	1

Total	$13	$31	$(23)	$21

Year ended December 31, 2010:
Branch closure charges	$20	$28	$(22)	$26
Severance costs	1	6	(5)	2

Total	$21	$34	$(27)	$28

(1)	Reflected in our consolidated statements of operations as “Restructuring charge.”

We have incurred total restructuring charges between January 1, 2008 and December 31, 2010 of $85, comprised of $66 of branch closure charges and $19 of severance costs. We expect that the restructuring activity will be substantially complete by the end of 2011.

In addition to the restructuring charges discussed above, during the years ended December 31, 2010, 2009 and 2008, we recorded asset impairment charges of $9, $12 and $8, respectively, in our general rentals segment. The 2010 impairment charge is primarily reflected in non-rental depreciation and amortization in the accompanying consolidated statements of operations and principally relates to write-offs of leasehold improvements and other fixed assets in connection with the consolidation of our branch network discussed above. The 2009 impairment charge includes $9 reflected in depreciation of rental equipment in the accompanying consolidated statements of operations related to certain rental equipment, as well as $3 primarily related to leasehold improvement write-offs which is reflected in non-rental depreciation and amortization in the accompanying consolidated statements of operations. The 2008 impairment charge of $8 is reflected in depreciation of rental equipment in the accompanying consolidated statements of operations and relates to certain rental equipment.

6.    Rental Equipment

Rental equipment consists of the following:

	December 31,
	2010	2009
Rental equipment	$3,787	$3,736
Less accumulated depreciation	(1,507)	(1,322)

Rental equipment, net	$2,280	$2,414

7.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2009
Land	$112	$120
Buildings	227	229
Non-rental vehicles	20	22
Machinery and equipment	39	42
Furniture and fixtures	109	98
Leasehold improvements	166	162

	673	673
Less accumulated depreciation and amortization	(280)	(239)

Property and equipment, net	$393	$434

8.    Goodwill and Other Intangible Assets

We have made acquisitions over the years, principally during the period from 1997 to 2000, that included the recognition of a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. Accounting rules permit a company to carry forward a detailed determination of a reporting unit’s fair value from one year to the next if the following criteria are met: (i) the assets and liabilities of each reporting unit have not changed significantly from the prior year, (ii) the carrying amount of each reporting unit in the prior year significantly exceeded the fair value, and (iii) the likelihood that the carrying value of each reporting unit this year would be less than the fair value is remote. In 2010, because these criteria were met, we carried forward the results of our 2009 fair value estimates. In 2008 and 2009, we estimated the fair value of our reporting units (or our regions) using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market price data of stocks of corporations engaged in similar businesses. We review goodwill for impairment utilizing a two-step process. The first step of the impairment test requires a comparison of the fair value of each of our reporting units to the respective carrying value. If the carrying value of a reporting unit is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

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

The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2010:

	General rentals	Trench safety, power and HVAC	Total
Balance at January 1, 2008	$1,265	$93	$1,358
Impairment charges	(1,147)	—	(1,147)
Goodwill related to acquisitions	2	—	2
Foreign currency translation and other adjustments	(23)	—	(23)

Balance at December 31, 2008	97	93	190
Goodwill related to acquisitions	1	—	1
Foreign currency translation and other adjustments	5	—	5

Balance at December 31, 2009 (1)	103	93	196
Foreign currency translation and other adjustments	2	—	2

Balance at December 31, 2010 (1)	$105	$93	$198

(1)	The total carrying amount of goodwill at December 31, 2010 and 2009 is reflected net of $1,557 of accumulated impairment charges.

Other intangible assets primarily consist of customer relationships and non-compete agreements. Intangible assets were comprised of the following at December 31, 2010 and 2009:

	Weighted-Average Remaining Amortization Period		As of December 31, 2010
	2010	2009	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	27 months	30 months	$25	$24	$1
Customer relationships	5 years	6 years	$64	$36	$28

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	$25	$23	$2
Customer relationships	$62	$29	$33

Amortization expense for other intangible assets was $7, $8 and $8 for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2011	$6
2012	6
2013	6
2014	4
2015	4
Thereafter	3

Total	$29

9.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2010	2009
Self-insurance accruals	$36	$43
Accrued compensation and benefit costs	32	19
Property and income taxes payable	23	17
Restructuring reserves (1)	28	21
Interest payable	21	36
Deferred revenue (2)	14	11
Other (3)	54	61

Accrued expenses and other liabilities	$208	$208

(1)	Relates to branch closure charges and severance costs. See note 5 (“Restructuring and Asset Impairment Charges”) for additional detail.
(2)	Primarily relates to amounts billed to customers in excess of recognizable equipment rental revenue. See note 2 (“Revenue Recognition”) for additional detail.
(3)	Other includes multiple items, none of which are individually significant.

Other long-term liabilities consist of the following:

	December 31,
	2010	2009
Self-insurance accruals	$57	$40
Other	2	3

Other long-term liabilities	$59	$43

10.    Derivatives

We recognize all derivative instruments as either assets or liabilities at fair value, and recognize the changes in fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of December 31, 2010, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our consolidated statements of operations during the period in which the changes in fair value occur.

We are exposed to certain risks relating to our ongoing business operations. During 2010, the primary risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At December 31, 2010, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During 2010, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At December 31, 2010, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars, which were all settled as of December 31, 2010, represented derivative instruments not designated as hedging instruments.

Fixed Price Diesel Swaps

The fixed price swap contracts on diesel purchases that were outstanding at December 31, 2010 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffectiveness portion), is recognized in our consolidated statements of operations during the current period. As of December 31, 2010, we had outstanding fixed price swap contracts covering 1.2 million gallons of diesel which will be purchased throughout 2011.

Foreign Currency Forward Contracts

The forward contracts to purchase Canadian dollars, which were all settled as of December 31, 2010, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our consolidated statements of operations during the period in which the changes in fair value occurred. During 2010, forward contracts were used to purchase $481 Canadian dollars, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled in 2010. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.

Financial Statement Presentation

There were no derivative instruments outstanding as of December 31, 2009, or during the years ended December 31, 2009 and 2008, and derivative instruments had no impact on our financial statements in 2009 and 2008.

As of December 31, 2010, insignificant amounts (less than $1) were reflected in prepaid expenses and other assets and accumulated other comprehensive income in our consolidated balance sheet associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges. Operating cash flows in our consolidated statement of cash flows for the year ended December 31, 2010 include $11 associated with the fixed price diesel swaps, comprised of the $11 cost of the 3.6 million hedged gallons of diesel purchased in 2010, net of insignificant amounts (less than $1) received from the counterparty to the fixed price swaps. Insignificant amounts (less than $1) were reflected in our consolidated statement of cash flows for the year ended December 31, 2010 associated with the forward contracts to purchase Canadian dollars, as the cash impact of the $13 gain recognized on the derivative was offset by the $13 loss recognized on the hedged item.

The effect of our derivative instruments on our consolidated statement of operations for the year ended December 31, 2010 was as follows:

	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net	(1) $ *

	Cost of equipment rentals, excluding depreciation	(2) *	(3) $ (11)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	13	(13)

*	Amounts are insignificant (less than $1).
(1)	Represents the ineffective portion of the fixed price diesel swaps.
(2)	Represents the effective portion of the fixed price diesel swaps.
(3)	Reflects purchases of 3.6 million gallons of diesel covered by the fixed price swaps.

11.    Fair Value Measurements

We account for certain assets and liabilities at fair value, and categorize each of our fair value measurements in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety:

Level 1—Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities include:

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

Level 3—Inputs to the valuation methodology are unobservable (i.e., supported by little or no market activity) and significant to the fair value measure.

Assets Measured at Fair Value

The following table presents the fair values of our assets that are measured at fair value:

	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Held for sale assets measured at fair value on a non-recurring basis (1)	$—	$—	$—	$—	$—	$—	$2	$2
Derivatives measured at fair value on a recurring basis:
Fuel fixed price swaps contracts (2)	—	*	—	*	—	—	—	—

*	Amounts are insignificant (less than $1).
(1)	Primarily relates to certain rental equipment classified as held for sale. All assets that were classified as held for sale as of December 31, 2009 were sold or transferred during 2010. A gain of $1 was recognized in depreciation of rental equipment in the accompanying consolidated statements of operations associated with held for sale assets during the year ended December 31, 2010. Fair value was determined using a market approach based on the proceeds we expected to receive upon sale of the equipment.
(2)	As discussed in note 10 to the consolidated financial statements, we entered into fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of December 31, 2010, we have fixed price swap contracts that mature throughout 2011 covering 1.2 million gallons of diesel which we will buy at the average contractual rate of $3.17 per gallon, while the average forward price for the hedged gallons was $3.39 per gallon as of December 31, 2010.

Fair Value of Financial Instruments

The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility, accounts receivable securitization facility and 1 7/8 percent Convertible Senior Subordinated Notes approximate their book values as of December 31, 2010 and 2009. The estimated fair values of our other financial instruments at December 31, 2010 and 2009 have been calculated based upon available market information or an appropriate valuation technique, and are as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Subordinated convertible debentures	$124	$92	$124	$75
Senior and senior subordinated notes	1,854	2,020	2,275	2,302
Other debt, including capital leases (1)	25	20	31	24

(1)	Primarily comprised of capital leases, the fair value of which is determined using an expected present value technique.

12.    Debt

Debt consists of the following:

	December 31,
	2010	2009
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$221	$193
$1.360 billion ABL Facility (1)	683	337
6 1/2 percent Senior Notes (2)	—	435
7 3/4 percent Senior Subordinated Notes (2)	—	484
7 percent Senior Subordinated Notes (2)	—	261
10 7/8 percent Senior Notes	488	486
9 1/4 percent Senior Notes	492	492
8 3/8 percent Senior Subordinated Notes	750	—
1 7/8 percent Convertible Senior Subordinated Notes	22	115
Other debt, including capital leases	25	31

Total URNA and subsidiaries debt	2,681	2,834
Less short-term portion	(229)	(125)

Long-term URNA and subsidiaries debt	2,452	2,709

Holdings:
4 percent Convertible Senior Notes	124	117

Total long-term debt (3)	$2,576	$2,826

(1)	$617 and $11 were available under our ABL facility and accounts receivable securitization facility, respectively, at December 31, 2010. The ABL facility availability is reflected net of $60 of letters of credit. At December 31, 2010, the interest rates applicable to our ABL facility and accounts receivable securitization facility were 3.4 percent and 1.6 percent, respectively.
(2)

During 2010, we repurchased and retired the entire outstanding principal amounts of the 6 1/2 percent Senior Notes, the 7 3/4 percent Senior Subordinated Notes and the 7 percent Senior Subordinated Notes. See below (“Retirement of Debt”) for a summary of our debt repurchase activity for the years ended December 31, 2010 and 2009.

(3)

In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. Total long-term debt at December 31, 2010 and 2009 excludes $124 of these Debentures, which are separately classified in our consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflect the obligation to our subsidiary that has issued the QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the Trust. See note 13 (“Subordinated Convertible Debentures”) for additional detail.

Short-term debt

As of December 31, 2010, our short-term debt was comprised of $221 of borrowings under our accounts receivable securitization facility and $8 of capital leases. During the year ended December 31, 2010, the monthly average amount outstanding under the accounts receivable securitization facility was $185, and the weighted-average interest rate thereon was 1.7 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the year ended December 31, 2010 was $240.

Accounts Receivable Securitization Facility. In December 2008, we amended our then existing accounts receivable securitization facility, effective January 1, 2009. The amended facility, which expires on October 20, 2011, provides, among other things, for an increase in the facility size from $300 to $325 and includes a 364-day, two-year term-out provision. The amended facility also provides for adjustments to the receivables subject to purchase. In connection with entering into the amended facility, the Company agreed to a modified pricing structure, which is based on commercial paper rates plus a specified spread based on the Company’s total leverage ratio, as defined in the ABL facility. There is also a commitment fee based on the utilization of the facility. Borrowings under the amended facility will continue to be reflected as debt on our consolidated balance sheets. Key provisions of the amended facility include the following:

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

•

standard termination events including, without limitation, a termination event if there is a change of control of Holdings or URNA, or if the long-term senior secured rating of URNA falls below either B+ from Standard & Poor’s Rating Services (“S&P”) or B2 from Moody’s Investors Service (“Moody’s”). As of January 28, 2010, the Company’s long-term senior secured debt was rated BB- by S&P and Ba1 by Moody’s; and

•	standard default, delinquency, dilution and days sales outstanding provisions.

Long-term debt

ABL Facility. In June 2008, Holdings, URNA, and certain of our subsidiaries entered into a credit agreement providing for a five-year $1.250 billion ABL facility, a portion of which is available for borrowing in Canadian dollars. In October 2008 and November 2009, the ABL facility was upsized to $1.285 billion and $1.360 billion, respectively, further increasing our liquidity. The ABL facility is subject to, among other things, the terms of a borrowing base derived from the value of eligible rental equipment and eligible inventory. The borrowing base is subject to certain reserves and caps customary for financings of this type. All amounts borrowed under the credit agreement must be repaid on or before June 2013. Loans under the credit agreement bear interest, at URNA’s option: (i) in the case of loans in U.S. Dollars, at a rate equal to the London interbank offered rate or an alternate base rate, in each case plus a spread, or (ii) in the case of loans in Canadian dollars, at a rate equal to the Canadian prime rate or an alternate rate (Bankers Acceptance Rate), in each case plus a spread. The interest rates under the credit agreement are subject to change based on a total consolidated leverage ratio (a measurement of URNA’s total debt to adjusted EBITDA). A commitment fee accrues on any unused portion of the commitments under the credit agreement at a rate per annum based on usage. Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. The credit agreement also contains covenants that, unless certain financial and other conditions are satisfied, require URNA to satisfy various financial tests and to maintain certain financial ratios. As discussed below (see “Loan Covenants and Compliance”), the only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio, and these covenants were suspended on June 9, 2009 because the availability, as defined in the agreement governing the ABL facility, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through December 31, 2010, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. In addition, the credit agreement contains customary negative covenants applicable to Holdings, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends or make certain other restricted payments on capital stock and certain other securities, (iv) prepay certain indebtedness and (v) make acquisitions and investments. The U.S. Dollar borrowings under the credit agreement are secured by substantially all of our assets and substantially all of the assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The U.S. Dollar borrowings under the credit agreement are guaranteed by Holdings and by URNA and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries and from Holdings and URNA, and, subject to certain exceptions, our domestic subsidiaries. Under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders, among other things, to terminate our ABL facility and to require us to repay outstanding borrowings.

As of December 31, 2010, the ABL facility was our only long-term variable rate debt instrument. During the year ended December 31, 2010, the monthly average amount outstanding under the ABL facility was $546, and the weighted-average interest rate thereon was 3.4 percent. The maximum month-end amount outstanding under the ABL facility during the year ended December 31, 2010 was $683.

10  7/8 percent Senior Notes. In June 2009, URNA issued $500 aggregate principal amount of 10 7/8 percent Senior Notes (the “10 7/8 percent Notes”), which are due June 15, 2016. The net proceeds from the sale of the 10 7/8 percent Notes were $471 (after deducting the initial purchasers’ discount and offering expenses). The 10 7/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 10 7/8 percent Notes may be redeemed on or after June 15, 2013 at specified redemption prices that range from 105.438 percent in 2013 to 100.0 percent in 2015 and thereafter. The indenture governing the 10 7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) indebtedness; (ii) restricted payments; (iii) liens; (iv) asset sales; (v) issuance of preferred stock of restricted subsidiaries; (vi) transactions with affiliates; (vii) dividend and other payment restrictions affecting restricted subsidiaries; (viii) designations of unrestricted subsidiaries; (ix) additional subsidiary guarantees and (x) mergers, consolidations or sales of substantially all of its assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 10  7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the December 31, 2010 carrying value of the 10 7/8 percent Notes and the $500 principal amount relates to the $12 unamortized portion of the original issue discount recognized in conjunction with the issuance of these notes, which is being amortized through the above maturity date. The effective interest rate on the 10 7/8 percent Notes is 11.50 percent.

9 1/4 percent Senior Notes. In November 2009, URNA issued $500 aggregate principal amount of 9 1/4 percent Senior Notes (the “9 1/4 percent Notes”), which are due December 15, 2019. The net proceeds from the sale of the 9 1/4 percent Notes were $480 (after deducting the initial purchasers’ discount and offering expenses). The 9 1/4 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 9 1/4 percent Notes may be redeemed on or after December 15, 2014 at specified redemption prices that range from 104.625 percent in 2014 to 100.0 percent in 2017 and thereafter. The indenture governing the 9 1/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) indebtedness; (ii) restricted payments; (iii) liens; (iv) asset sales; (v) issuance of preferred stock of restricted subsidiaries; (vi) transactions with affiliates; (vii) dividend and other payment restrictions affecting restricted subsidiaries; (viii) designations of unrestricted subsidiaries; (ix) additional subsidiary guarantees and (x) mergers, consolidations or sales of substantially all of its assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 9 1/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the December 31, 2010 carrying value of the 9 1/4 percent Notes and the $500 principal amount relates to the $8 unamortized portion of the original issue discount recognized in conjunction with the issuance of these notes, which is being amortized through the above maturity date. The effective interest rate on the 9 1/4 percent Notes is 9.50 percent.

8 3/8 percent Senior Subordinated Notes. In October 2010, URNA issued $750 aggregate principal amount of 8 3/8 percent Senior Subordinated Notes (the “8 3/8 percent Notes”), which are due September 15, 2020. The net proceeds from the sale of the 8 3/8 percent Notes were $732 (after deducting the initial purchasers’ discount and offering expenses). The 8 3/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 8 3/8 percent Notes may be redeemed by URNA on or after September 15, 2015, at specified redemption prices that range from 104.188 percent in 2015 to 100.0 percent in 2018 and thereafter. The indenture governing the 8 3/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) asset sales, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) dividends and other payments, (viii) designations of unrestricted subsidiaries; (ix) additional subsidiary guarantees; and (x) mergers, consolidations or sales of substantially all of our assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 8 3/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon.

1 7/8 percent Convertible Senior Subordinated Notes. In October and December 2003, URNA issued approximately $144 aggregate principal amount of 1 7/8 percent Convertible Senior Subordinated Notes (the “1 7/8 percent Convertible Notes”), which are due October 15, 2023. The net proceeds from the sale of the 1 7/8 percent Convertible Notes were approximately $140, after deducting the initial purchasers’ discount and offering expenses. The 1 7/8 percent Convertible Notes are unsecured and are guaranteed by Holdings. Holders of the 1 7/8 percent Convertible Notes may convert them into shares of common stock of Holdings prior to their maturity at a current conversion price of approximately $22.25 per share (subject to further adjustment in certain circumstances), if (i) the price of Holdings’ common stock reaches a specific threshold, (ii) the 1 7/8 percent Convertible Notes are called for redemption, (iii) specified corporate transactions occur or (iv) the trading price of the 1 7/8 percent Convertible Notes falls below certain thresholds. The 1 7/8 percent Convertible Notes mature on October 15, 2023. In October 2010, we redeemed $93 principal amount of the 1 7/8 percent Convertible Notes following the exercise of a mandatory repurchase option by holders of the notes. Holders of the 1 7/8 percent Convertible Notes may require URNA to repurchase all or a portion of the 1 7/8 percent Convertible Notes in cash on each of October 15, 2013 and October 15, 2018 at 100 percent of the principal amount of the 1 7/8 percent Convertible Notes to be repurchased.

4 percent Convertible Senior Notes. In November 2009, Holdings issued $173 aggregate principal amount of unsecured 4 percent Convertible Senior Notes (the “4 percent Convertible Notes”), which are due November 15, 2015. The net proceeds from the sale of the 4 percent Convertible Notes were approximately $167, after commissions, fees and expenses, but before the $26 cost of the convertible note hedge transactions described below. Holders of the 4 percent Convertible Notes may convert them into shares of Holdings’ common stock prior to the close of business on the business day immediately preceding May 15, 2015 (subject to earlier conversion in certain circumstances) at an initial conversion price of approximately $11.11 per share of common stock (subject to further adjustment in certain circumstances), if (i) the price of Holdings’ common stock reaches a specific threshold, (ii) the trading price of the 4 percent Convertible Notes falls below certain thresholds or (iii) specified corporate transactions occur. Based on the price of our common stock during the fourth quarter of 2010, holders of the 4 percent Convertible Notes may convert the notes during the first quarter of 2011 at the initial conversion price of approximately $11.11 per share of common stock. As of January 28, 2011, none of the 4 percent Convertible Notes were converted. If Holdings undergoes a fundamental change (as defined in the indenture governing the 4 percent Convertible Notes), holders of the 4 percent Convertible Notes may require Holdings to repurchase all or any portion of their 4 percent Convertible Notes for cash at a price equal to 100 percent of the principal amount of the 4 percent Convertible Notes to be purchased plus any accrued and unpaid interest, including any additional interest, up to but excluding the fundamental change purchase date. The difference between the December 31, 2010 carrying value of the 4 percent Convertible Notes and the $173 principal amount relates to the $49 unamortized portion of the original issue discount recognized in conjunction with the issuance of these notes, which is being amortized through the above maturity date. The original issue discount increased additional paid-in capital by $33, net of taxes, in our accompanying consolidated statements of stockholders’ equity (deficit), and represents the difference between the $173 of gross proceeds from the 4 percent Convertible Notes issuance and the fair value of the debt component of the 4 percent Convertible Notes at issuance. The effective interest rate on the debt component of the 4 percent Convertible Notes is 11.60 percent. The 4 percent Convertible Notes provide Holdings with a choice of net cash settlement or settlement in shares.

In connection with the 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 15.5 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to approximately $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. However, in the event the market value of our common stock exceeds $15.56 per share, the settlement amount received from such transactions will only partially offset the potential dilution.

Retirement of Debt. During the years ended December 31, 2010 and 2009, we repurchased or redeemed and subsequently retired certain of our outstanding debt securities. In connection with these repurchases/redemptions, we recognized gains (losses) based on the difference between the net carrying amounts of the repurchased securities and the repurchase prices. A summary of our debt repurchase activity for the years ended December 31, 2010 and 2009 is as follows:

	Year ended December 31, 2010			Year ended December 31, 2009
	Repurchase price	Principal	Loss (1)	Repurchase price	Principal	Gain/ (loss) (1)
7 3/4 percent Senior Subordinated Notes	$490	$484	$(14)	$31	$37	$5
7 percent Senior Subordinated Notes	267	261	(8)	6	8	1
6 1/2 percent Senior Notes	435	435	(4)	533	545	6
1 7/8 percent Convertible Senior Subordinated Notes	93	93	(2)	26	29	2
14 percent Senior Notes (2)	—	—	—	299	300	(7)

Total	$1,285	$1,273	$(28)	$895	$919	$7

(1)	The amount of the gain (loss) is calculated as the difference between the net carrying amount of the related security and the repurchase price. The net carrying amounts of the securities are less than the principal amounts due to capitalized debt issuance costs and any original issue discount. Aggregate costs of $16 and $17 were written off in the years ended December 31, 2010 and 2009, respectively, in connection with the repurchases/redemptions. The $16 of aggregate costs written off in the year ended December 31, 2010 was comprised of $12 of write-offs of debt issuance costs and a $4 write-off of a previously terminated derivative transaction. The gains (losses) are reflected in interest expense, net in our consolidated statements of operations.
(2)	Prior to December 31, 2009, we repurchased and retired the entire principal amount of the 14 percent Senior Notes, which are not reflected in our consolidated balance sheets as of December 31, 2010 and 2009.

Loan Covenants and Compliance

As of December 31, 2010, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Both of these covenants were suspended on June 9, 2009 because the availability, as defined in the agreement governing the ABL facility, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through December 31, 2010, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.

Maturities

Maturities of the Company’s debt for each of the next five years and thereafter at December 31, 2010 are as follows:

2011	$229
2012	5
2013	684
2014	2
2015	174
Thereafter	1,779

Total	$2,873

13.    Subordinated Convertible Debentures

The subordinated convertible debentures included in our consolidated balance sheets reflect the obligation to a subsidiary trust of Holdings (the “Trust”) that has issued QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the Trust.

In August 1998, the Trust issued and sold $300 of QUIPS in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. The initial convertible rate was 1.146 shares of common stock per preferred security (equivalent to an initial conversion price of $43.63 per share). In July 2008, following the completion of the modified “Dutch auction” tender offer (see note 17 “Common Stock”), the conversion price of the QUIPS was adjusted to $41.02 and, accordingly, each $50 (fifty dollars) in liquidation preference is now convertible into 1.219 shares of common stock. During the year ended December 31, 2009, we purchased an aggregate of $22 of QUIPS for $9. In connection with this transaction, we retired $22 principal amount of our subordinated convertible debentures and recognized a gain of $13. This gain is reflected in interest expense-subordinated convertible debentures, net, in our consolidated statements of operations. As of December 31, 2010 and 2009, the aggregate amount of Debentures outstanding was $124.

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

14.    Income Taxes

The components of the (benefit) provision for income taxes from continuing operations for each of the three years in the period ended December 31, 2010 are as follows:

	Year ended December 31,
	2010	2009	2008
Current
Federal	$—	$(55)	$(3)
Foreign	16	5	16
State and local	1	(1)	7

	17	(51)	20

Deferred
Federal	(48)	13	(99)
Foreign	(1)	2	(2)
State and local	(9)	(11)	(28)

	(58)	4	(129)

Total	$(41)	$(47)	$(109)

A reconciliation of the benefit for income taxes and the amount computed by applying the statutory federal income tax rate of 35 percent to the loss from continuing operations before benefit for income taxes for each of the three years in the period ended December 31, 2010 is as follows:

	Year ended December 31,
	2010	2009	2008
Computed tax at statutory tax rate	$(22)	$(38)	$(285)
State income taxes, net of federal tax benefit	(8)	(7)	(14)
Non-deductible goodwill impairment charges	—	—	179
State income tax valuation allowance	—	—	1
Non-deductible expenses and other (1)	(6)	(1)	9
Foreign taxes	(5)	(1)	1

Total	$(41)	$(47)	$(109)

(1)	2010 non-deductible expenses and other includes a benefit of $7 related to a correction of a deferred tax asset recognized in prior periods. 2008 non-deductible expenses and other includes a $5 non-deductible SEC settlement charge and a $5 write-off of foreign tax credit benefits.

The components of deferred income tax assets (liabilities) are as follows:

	December 31, 2010			December 31, 2009
	Current	Non Current	Total	Current	Non Current	Total
Reserves and allowances	$69	$9	$78	$66	$19	$85
Intangibles	—	81	81	—	110	110
Net operating loss and credit carryforwards	—	167	167	—	134	134

Total deferred tax assets	69	257	326	66	263	329

Property and equipment	—	(618)	(618)	—	(662)	(662)
Debt cancellation and other	—	(22)	(22)	—	(24)	(24)
Valuation allowance	—	(2)	(2)	—	(1)	(1)

Total deferred tax liability	—	(642)	(642)	—	(687)	(687)

Total deferred income tax asset (liability)	$69	$(385)	$(316)	$66	$(424)	$(358)

As of December 31, 2010 and 2009, we had $4 and $6, respectively, of unrecognized tax benefits all of which would impact our effective tax rate if recognized. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2010	2009
Balance at January 1	$6	$7
Additions for tax positions of prior years	—	2
Settlements	(2)	(3)

Balance at December 31	$4	$6

We include interest accrued on the underpayment of income taxes in interest expense, and penalties, if any, related to unrecognized tax benefits in selling, general and administrative expense. Interest expense of less than $1 related to income tax was reflected in our consolidated statement of operations for each of the years ended December 31, 2010 and 2009.

We file income tax returns in the United States and in several foreign jurisdictions. With few exceptions, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2004. The Internal Revenue Service (“IRS”) has completed audits for periods prior to 2006. Canadian authorities have concluded income tax audits for periods through 2006. The Company paid cash settlements of $3 in the fourth quarter of 2009 and $1 in the first quarter of 2010 relating to the 2003 through 2005 Canadian transfer pricing audit, which is now closed. Included in the balance of unrecognized tax benefits at December 31, 2010 are certain tax positions for which it is reasonably possible that the total amounts of the unrecognized tax benefits for those tax positions could significantly change during the next 12 months. However, based on the status of the ongoing audit examinations and alternative settlement options available to the Company for certain of these tax positions, which could include legal proceedings, it is not possible to estimate the amount of the change, if any, to the previously recorded uncertain tax positions.

For financial reporting purposes, income from continuing operations before income taxes for our foreign subsidiaries was $54, $25 and $37 for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, unremitted earnings of foreign subsidiaries were approximately $170. Since it is our intention to indefinitely reinvest these earnings, no U.S. taxes have been provided for these amounts. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.

We have net operating loss carryforwards (“NOLs”) of $1,059 for state income tax purposes that expire from 2011 through 2030. We have recorded a valuation allowance against this deferred asset of $2 and $1 as of December 31, 2010 and 2009, respectively. We have NOLs of $299 for federal income tax purposes that expire beginning in 2029. We have not recorded a valuation allowance against this deferred tax asset because it is deemed more likely than not that such benefit will be realized in the future.

15.    Commitments and Contingencies

Derivative Litigation and Stockholder Class Action Lawsuits

As previously reported, following our August 2004 announcement that the SEC had commenced a non-public, fact-finding inquiry concerning the Company, an alleged stockholder filed an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purportedly suing derivatively on the Company’s behalf. The action, entitled Gregory Riegel v. John N. Milne, et al., named as defendants certain of our current and/or former directors and/or officers, and named the Company as a nominal defendant. The complaint asserted, among other things, that the defendants breached their fiduciary duties to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to stockholders and the market and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The complaint seeks unspecified compensatory damages, costs and expenses against the defendants. The parties to the Riegel action agreed that the proceedings in this action would be stayed pending the resolution of the motions to dismiss in certain previously-filed purported stockholder class actions. As previously reported, those purported stockholder class actions were commenced in 2004 and were dismissed with prejudice, pursuant to a stipulation of settlement in May 2009. We previously announced on September 8, 2008 that we had also reached a final settlement with the SEC of its inquiry.

Subsequent to our November 14, 2007 announcement that affiliates of Cerberus Capital Management, L.P. (“Cerberus”) had notified us that they were not prepared to proceed with the purchase of the Company on the terms set forth in the merger agreement, three putative class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut. The Court subsequently entered an order consolidating the three actions and appointed First New York Securities, L.L.C. and Omni Partners LLP as lead plaintiffs for the purported class. The actions were consolidated under the caption First New York Securities, L.L.C., et al. v. United Rentals, Inc., et al. Lead plaintiffs filed their second consolidated amended complaint on April 16, 2009. The second consolidated amended complaint seeks to sue on behalf of a purported class of persons who purchased or otherwise acquired our securities between August 30, 2007 and November 14, 2007. The second consolidated amended complaint names as defendants the Company, our chief executive officer and our former general counsel and alleges, among other things, that the named plaintiffs and members of the purported class suffered damages when they purchased or otherwise acquired securities issued by the Company, as a result of false and misleading statements and/or material omissions relating to the contemplated merger with affiliates of Cerberus, contained in certain of the Company’s filings with the SEC and other public statements. On the basis of those allegations, plaintiffs asserted claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; and against the individual defendants under Section 20(a) of the Exchange Act. On August 24, 2009, the Court granted defendants’ motion to dismiss the second consolidated amended complaint with prejudice and subsequently entered judgment in favor of defendants. On August 30, 2010, the United States Court of Appeals for the Second Circuit affirmed the judgment of dismissal entered by the District Court. On September 13, 2010, plaintiffs filed a petition for rehearing en banc or panel rehearing. We intend to continue to defend against the consolidated actions vigorously.

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

Indemnification

The Company indemnifies its officers and directors pursuant to indemnification agreements and may in addition indemnify these individuals as permitted by Delaware law. Accordingly, in connection with the previously reported purported class action lawsuits, the purported stockholder derivative litigation, the SEC inquiry, the U.S. Attorney’s Office inquiry and related review of the Special Committee, the Company has advanced counsel fees and other reasonable fees and expenses, actually and necessarily incurred by the present and former directors and officers who are involved, in an aggregate amount of approximately $18, most of which was advanced between 2005 and 2009. Each of the aforementioned individuals is required to execute an undertaking to repay such expenses if he or she is finally found not to be entitled to indemnification. The Company does not currently expect to incur material indemnification expense in connection with these matters during 2011.

Operating Leases

We lease rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require us to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental payments. Future minimum lease payments, including the maximum potential guarantee amounts associated with some of our non-rental equipment operating leases for which we guarantee that the value of the equipment at the end of the lease term will not be less than a specified projected residual value, by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2010:

	Real Estate Leases	Non-Rental Equipment Leases
2011	$76	$34
2012	68	18
2013	58	10
2014	47	6
2015	36	4
Thereafter	93	—

Total	$378	$72

Rent expense under all non-cancelable real estate, rental equipment and other equipment operating leases totaled $129, $136 and $142 for the years ended December 31, 2010, 2009 and 2008, respectively. Our real estate leases provide for varying terms, including customary escalation clauses.

Employee Benefit Plans

We currently sponsor two defined contribution 401(k) retirement plans, which are subject to the provisions of the Employee Retirement Income Security Act of 1974. We also sponsor a deferred profit sharing plan for the benefit of the full-time employees of our Canadian subsidiaries. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $2, $2 and $8 in the years ended December 31, 2010, 2009 and 2008, respectively. The decline in company contributions in 2009 from 2008 was primarily due to a reduction in the maximum amount of participants’ contributions that we match, which reflected a decision made in response to deterioration in the economic environment.

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

16.    Preferred Stock

In June 2008, we repurchased all of our outstanding Series C and Series D preferred stock for approximately $679. In connection with the repurchase of the preferred stock, we recorded a preferred stock redemption charge of $239 as a reduction of net income available to common stockholders. This charge, which is also reflected as a reduction of retained earnings in our accompanying consolidated statements of stockholders’ equity (deficit), primarily represents the difference between the fair value of the cash and note consideration issued to the preferred holders and the $431 carrying value of the preferred stock. As a result of the preferred stock repurchase, our stockholders’ equity (deficit) balance was reduced by $670 in 2008.

17.    Common Stock

We have 500 million authorized shares of common stock, $0.01 par value. In July 2008 and in connection with a modified “Dutch auction” tender offer, we accepted for payment an aggregate of 27.16 million shares of our common stock at a price of $22.00 per share, for a total cost of $603 (including fees and expenses). The number of shares of common stock purchased in the tender offer represented approximately 31.4 percent of the total common stock outstanding on the last full trading day prior to the commencement of the offer. At December 31, 2010 and 2009, there were (i) 3.4 million and 2.8 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans, respectively, (ii) 3.0 million shares of common stock reserved for the conversion of outstanding QUIPS of the Trust, (iii) 1.0 million and 5.3 million shares of common stock reserved for the conversion of 1 7/8 percent Convertible Notes, respectively, and (iv) 19.4 million shares of common stock reserved for the conversion of 4 percent Convertible Notes. As discussed above (see note 12 “Debt”), based on the price of our common stock during the fourth quarter of 2010, holders of the 4 percent Convertible Notes may convert them during the first quarter of 2011 at the initial conversion price of approximately $11.11 per share of common stock. As of January 28, 2011, none of the 4 percent Convertible Notes were converted.

As of December 31, 2010, 2.6 million shares were available for grant of stock and options under our 2010 Long Term Incentive Plan.

A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2008	4,598	$19.69
Granted	70	17.38
Exercised	(608)	12.59
Canceled	(1,719)	19.03

Outstanding at December 31, 2008	2,341	21.94
Granted	910	3.74
Exercised	—	—
Canceled	(469)	25.45

Outstanding at December 31, 2009	2,782	15.40
Granted	851	8.43
Exercised	(196)	5.63
Canceled	(84)	11.71

Outstanding at December 31, 2010	3,353	$14.30

Exercisable at December 31, 2008	2,298	$22.14
Exercisable at December 31, 2009	1,869	$21.03
Exercisable at December 31, 2010	1,932	$19.98

As of December 31, 2010 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Amount Exercisable	Weighted Average Exercise Price
$ 0.01- 5.00	677	8.2	$3.41	144	$3.40
5.01-10.00	871	9.1	8.39	13	9.14
10.01-15.00	89	4.6	13.44	59	14.48
15.01-20.00	189	3.4	18.22	189	18.22
20.01-25.00	1,494	2.3	21.94	1,494	21.94
25.01-30.00	30	4.2	26.56	30	26.56
30.01-35.00	3	5.3	34.86	3	34.86

	3,353		$14.30	1,932	$19.98

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

18.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2010 (1)(3):
Total revenues	$478	$557	$605	$597	$2,237
Gross profit	103	171	209	175	658
Operating (loss) income	(2)	59	93	47	197
(Loss) income from continuing operations	(40)	12	23	(17)	(22)
(Loss) earnings per share from continuing operations—basic	(0.67)	0.20	0.37	(0.29)	(0.38)
(Loss) earnings per share from continuing operations—diluted	(0.67)	0.18	0.33	(0.29)	(0.38)
Net (loss) income	(40)	12	23	(21)	(26)
For the year ended December 31, 2009 (2)(3):
Total revenues	$594	$615	$592	$557	$2,358
Gross profit	144	141	180	145	610
Operating income	18	5	67	24	114
(Loss) income from continuing operations	(19)	(17)	—	(24)	(60)
(Loss) earnings per share from continuing operations—basic	(0.32)	(0.28)	—	(0.39)	(0.98)
(Loss) earnings per share from continuing operations—diluted	(0.32)	(0.28)	—	(0.39)	(0.98)
Net (loss) income	(19)	(17)	—	(26)	(62)

(1)

During the fourth quarter of 2010, we repurchased or redeemed and subsequently retired an aggregate of $814 principal amount of our outstanding 7 3/4 percent Senior Subordinated Notes due 2013, 7 percent Senior Subordinated Notes due 2014 and 1 7/8 percent Convertible Senior Subordinated Notes due 2023. Interest expense, net for the fourth quarter of 2010 includes a charge of $25, representing the difference between the net carrying amount of these securities and the total purchase price of $827. The $25 charge includes a $4 write-off of a previously terminated derivative transaction. During the quarter, we also recognized restructuring charges of $15 related to the closure of 22 branches and reductions in headcount of approximately 100, and recognized asset impairment charges of $6. These asset impairment charges are primarily reflected in non-rental depreciation and amortization and principally relate to write-offs of leasehold improvement and other fixed assets in connection with the consolidation of our branch network. Additionally, the income tax provision (benefit) for the quarter includes a benefit of $7 related to a correction of a deferred tax asset recognized in prior periods.

(2)

During the fourth quarter of 2009, we repurchased or redeemed and subsequently retired an aggregate of $429 principal amount of our outstanding 6 1/2 percent Senior Notes due 2012 and 14 percent Senior Notes due 2014. Interest expense, net for the fourth quarter of 2009 includes a charge of $9, representing the difference between the net carrying amount of these securities and the total purchase price of $430. Additionally, during the quarter, we recognized restructuring charges of $6 related to the closure of 13 branches and reductions in headcount of approximately 400. During the quarter, we also recognized asset impairment charges of $3. These asset impairment charges include $2 reflected in depreciation of rental equipment, and $1 primarily related to leasehold improvement write-offs which are reflected in non-rental depreciation and amortization.

(3)	Diluted earnings (loss) per share from continuing operations includes the after-tax impacts of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2010:
Restructuring charge (4)	$(0.06)	$(0.06)	$(0.06)	$(0.15)	$(0.34)
(Losses) gains on repurchase of debt securities	(0.04)	0.01	—	(0.24)	(0.28)
Asset impairment charge (5)	—	(0.02)	(0.01)	(0.06)	(0.09)
For the year ended December 31, 2009:
Restructuring charge (4)	$(0.04)	$(0.22)	$—	$(0.07)	$(0.29)
Gains (losses) on repurchase/retirement of debt securities and subordinated convertible debentures	0.04	0.27	(0.01)	(0.08)	0.19
Asset impairment charge (5)	—	(0.09)	—	(0.03)	(0.12)

(4)	As discussed above (see note 5 “Restructuring and Asset Impairment Charges”), this relates to branch closure charges and severance costs.
(5)	As discussed above (see note 5 “Restructuring and Asset Impairment Charges”), this non-cash charge primarily relates to the impact of impairing certain rental equipment and leasehold improvement write-offs.

19.    Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding and, if dilutive, the Series C and Series D preferred shares as if converted to common shares since such shares are participating securities. (As previously reported and as discussed in note 16 to our consolidated financial statements and elsewhere in this report, in June 2008, we repurchased all of our outstanding Series C and Series D preferred stock and recorded a preferred stock redemption charge of $239.) Diluted loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. There were no adjustments to the weighted-average number of common shares reflected in the diluted losses per share in the table below due to the losses for each of the three years in the period ended December 31, 2010. The diluted losses per share for the years ended December 31, 2010, 2009 and 2008 exclude the impact of approximately 10.9 million, 11.8 million and 10.7 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted loss per share (shares in thousands):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Loss from continuing operations	$(22)	$(60)	$(704)
Preferred stock redemption charge	—	—	(239)

Loss from continuing operations available to common stockholders	(22)	(60)	(943)
Loss from discontinued operation, net of taxes	(4)	(2)	—

Net loss available to common stockholders	$(26)	$(62)	$(943)

Denominator:
Denominator for basic and diluted loss per share—weighted-average common shares	60,455	60,100	74,734
Basic and diluted loss per share:
Loss from continuing operations (inclusive of preferred stock redemption charge)	$(0.38)	$(0.98)	$(12.62)
Loss from discontinued operation	(0.06)	(0.04)	—

Net loss	$(0.44)	$(1.02)	$(12.62)

20.    Condensed Consolidating Financial Information of Guarantor Subsidiaries

URNA is 100 percent owned by Holdings (“Parent”) and has outstanding (i) certain indebtedness that is guaranteed by Parent and (ii) certain indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose entity (the “SPV”) which holds receivable assets relating to the Company’s accounts receivable securitization, all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”). However, this indebtedness is not guaranteed by URNA’s foreign subsidiaries and the SPV (together, the “non-guarantor subsidiaries”). The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, is presented. The condensed consolidating financial information of Parent and its subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$4	$—	$199	$—	$—	$203
Accounts receivable, net	—	5	6	73	293	—	377
Intercompany receivable (payable)	115	(837)	735	(155)	—	142	—
Inventory	—	19	13	7	—	—	39
Prepaid expenses and other assets	—	31	4	2	—	—	37
Deferred taxes	—	65	3	1	—	—	69

Total current assets	115	(713)	761	127	293	142	725

Rental equipment, net	—	1,243	742	295	—	—	2,280
Property and equipment, net	43	186	136	28	—	—	393
Investments in subsidiaries	173	2,018	414	—	—	(2,605)	—
Goodwill and other intangibles, net	—	99	83	45	—	—	227
Other long-term assets	8	60	—	—	—	—	68

Total assets	$339	$2,893	$2,136	$495	$293	$(2,463)	$3,693

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current maturities of long-term debt	$—	$8	$—	$—	$221	$—	$229
Accounts payable	—	83	26	23	—	—	132
Accrued expenses and other liabilities	37	146	—	25	—	—	208

Total current liabilities	37	237	26	48	221	—	569
Long-term debt	124	2,306	146	—	—	—	2,576
Subordinated convertible debentures	124	—	—	—	—	—	124
Deferred taxes	17	175	160	33	—	—	385
Other long-term liabilities	57	2	—	—	—	—	59

Total liabilities	359	2,720	332	81	221	—	3,713

Total stockholders’ (deficit) equity	(20)	173	1,804	414	72	(2,463)	(20)

Total liabilities and stockholders’ (deficit) equity	$339	$2,893	$2,136	$495	$293	$(2,463)	$3,693

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$5	$3	$161	$—	$—	$169
Accounts receivable, net	—	9	8	60	260	—	337
Intercompany receivable (payable)	74	(773)	847	(148)	—	—	—
Inventory	—	21	17	6	—	—	44
Prepaid expenses and other assets	—	53	23	13	—	—	89
Deferred taxes	—	59	6	1	—	—	66

Total current assets	74	(626)	904	93	260	—	705

Rental equipment, net	—	1,363	788	263	—	—	2,414
Property and equipment, net	47	210	148	29	—	—	434
Investments in subsidiaries	190	1,948	—	—	—	(2,138)	—
Goodwill and other intangibles, net	—	102	85	44	—	—	231
Other long-term assets	9	63	2	—	1	—	75

Total assets	$320	$3,060	$1,927	$429	$261	$(2,138)	$3,859

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current maturities of long-term debt	$—	$125	$—	$—	$—	$—	$125
Accounts payable	—	61	50	17	—	—	128
Accrued expenses and other liabilities	43	71	74	20	—	—	208

Total current liabilities	43	257	124	37	—	—	461
Long-term debt	117	2,375	141	—	193	—	2,826
Subordinated convertible debentures	124	—	—	—	—	—	124
Deferred taxes	14	238	141	31	—	—	424
Other long-term liabilities	41	—	2	—	—	—	43

Total liabilities	339	2,870	408	68	193	—	3,878

Total stockholders’ (deficit) equity	(19)	190	1,519	361	68	(2,138)	(19)

Total liabilities and stockholders’ (deficit) equity	$320	$3,060	$1,927	$429	$261	$(2,138)	$3,859

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$940	$629	$265	$—	$—	$1,834
Sales of rental equipment	—	73	48	23	—	—	144
Sales of new equipment	—	41	18	19	—	—	78
Contractor supplies sales	—	41	30	24	—	—	95
Service and other revenues	—	46	23	17	—	—	86

Total revenues	—	1,141	748	348	—	—	2,237

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	463	331	130	—	—	924
Depreciation of rental equipment	—	214	130	45	—	—	389
Cost of rental equipment sales	—	51	36	16	—	—	103
Cost of new equipment sales	—	34	15	16	—	—	65
Cost of contractor supplies sales	—	30	20	16	—	—	66
Cost of service and other revenues	—	20	9	3	—	—	32

Total cost of revenues	—	812	541	226	—	—	1,579

Gross profit	—	329	207	122	—	—	658
Selling, general and administrative expenses	21	149	121	56	20	—	367
Restructuring charge	—	21	13	—	—		34
Non-rental depreciation and amortization	13	26	17	4	—	—	60

Operating (loss) income	(34)	133	56	62	(20)	—	197
Interest expense, net	12	237	6	(3)	4	(1)	255
Interest expense-subordinated convertible debentures, net	8	—	—	—	—	—	8
Other (income) expense, net	(62)	54	28	12	(35)	—	(3)

Income (loss) from continuing operations before provision (benefit) for income taxes	8	(158)	22	53	11	1	(63)
Provision (benefit) for income taxes	3	(78)	7	22	5	—	(41)

Income (loss) from continuing operations	5	(80)	15	31	6	1	(22)
Loss from discontinued operation, net of taxes	—	(4)	—	—	—	—	(4)

Income (loss) before equity in net (loss) earnings of subsidiaries	5	(84)	15	31	6	1	(26)
Equity in net (loss) earnings of subsidiaries	(31)	53	32	—	—	(54)	—

Net (loss) income	$(26)	$(31)	$47	$31	$6	$(53)	$(26)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$957	$645	$228	$—	$—	$1,830
Sales of rental equipment	—	131	69	29	—	—	229
Sales of new equipment	—	44	26	16	—	—	86
Contractor supplies sales	—	49	47	25	—	—	121
Service and other revenues	—	51	28	13	—	—	92

Total revenues	—	1,232	815	311	—	—	2,358

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	469	329	112	—	—	910
Depreciation of rental equipment	—	231	139	47	—	—	417
Cost of rental equipment sales	—	132	65	25	—	—	222
Cost of new equipment sales	—	38	22	13	—	—	73
Cost of contractor supplies sales	—	36	36	17	—	—	89
Cost of service and other revenues	—	21	10	6	—	—	37

Total cost of revenues	—	927	601	220	—	—	1,748

Gross profit	—	305	214	91	—	—	610
Selling, general and administrative expenses	19	175	144	51	19	—	408
Restructuring charge	—	12	17	2	—		31
Non-rental depreciation and amortization	12	18	23	4	—	—	57

Operating (loss) income	(31)	100	30	34	(19)	—	114
Interest expense, net	40	176	6	—	4	—	226
Interest expense-subordinated convertible debentures, net	(4)	—	—	—	—	—	(4)
Other (income) expense, net	(66)	50	45	8	(38)	—	(1)

(Loss) income from continuing operations before (benefit) provision for income taxes	(1)	(126)	(21)	26	15	—	(107)
(Benefit) provision for income taxes	—	(51)	(9)	7	6	—	(47)

(Loss) income from continuing operations	(1)	(75)	(12)	19	9	—	(60)
Loss from discontinued operation, net of taxes	—	(2)	—	—	—	—	(2)

(Loss) income before equity in net earnings of subsidiaries	(1)	(77)	(12)	19	9	—	(62)
Equity in net (loss) earnings of subsidiaries	(61)	16	—	—	—	45	—

Net (loss) income	$(62)	$(61)	$(12)	$19	$9	$45	$(62)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$1,211	$974	$311	$—	$—	$2,496
Sales of rental equipment	—	138	99	27	—	—	264
Sales of new equipment	—	81	59	39	—	—	179
Contractor supplies sales	—	78	97	37	—	—	212
Service and other revenues	—	61	40	15	—	—	116

Total revenues	—	1,569	1,269	429	—	—	3,267

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	544	457	136	—	—	1,137
Depreciation of rental equipment	—	239	165	51	—	—	455
Cost of rental equipment sales	—	104	77	17	—	—	198
Cost of new equipment sales	—	69	50	32	—	—	151
Cost of contractor supplies sales	—	59	75	28	—	—	162
Cost of service and other revenues	—	23	16	7	—	—	46

Total cost of revenues	—	1,038	840	271	—	—	2,149

Gross profit	—	531	429	158	—	—	1,118
Selling, general and administrative expenses	23	226	168	71	21	—	509
Restructuring charge	—	7	11	2	—	—	20
Charge related to settlement of SEC inquiry	14	—	—	—	—	—	14
Goodwill impairment charge	—	108	950	89	—	—	1,147
Non-rental depreciation and amortization	18	19	17	4	—	—	58

Operating (loss) income	(55)	171	(717)	(8)	(21)	—	(630)
Interest expense, net	32	130	7	1	4	—	174
Interest expense-subordinated convertible debentures	9	—	—	—	—	—	9
Other (income) expense, net	(86)	68	60	14	(56)	—	—

(Loss) income from continuing operations before provision (benefit) for income taxes	(10)	(27)	(784)	(23)	31	—	(813)
Provision (benefit) for income taxes	1	(67)	(70)	16	11	—	(109)

(Loss) income before equity in net (loss) earnings of subsidiaries	(11)	40	(714)	(39)	20	—	(704)
Equity in net (loss) earnings of subsidiaries	(693)	(733)	—	—	—	1,426	—

Net (loss) income	$(704)	$(693)	$(714)	$(39)	$20	$1,426	$(704)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$14	$304	$77	$82	$(25)	$—	$452
Net cash used in investing activities	(13)	(78)	(82)	(50)	—	—	(223)
Net cash (used in) provided by financing activities	(1)	(227)	2	(2)	25	—	(203)
Effect of foreign exchange rates	—	—	—	8	—	—	8

Net (decrease) increase in cash and cash equivalents	—	(1)	(3)	38	—	—	34
Cash and cash equivalents at beginning of period	—	5	3	161	—	—	169

Cash and cash equivalents at end of period	$—	$4	$—	$199	$—	$—	$203

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2009

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$26	$180	$22	$70	$140	$—	$438
Net cash (used in) provided by investing activities	(23)	(50)	(26)	5	—	—	(94)
Net cash (used in) provided by financing activities	(3)	(125)	3	(3)	(140)	—	(268)
Effect of foreign exchange rate	—	—	—	16	—	—	16

Net increase (decrease) in cash and cash equivalents	—	5	(1)	88	—	—	92
Cash and cash equivalents at beginning of period	—	—	4	73	—	—	77

Cash and cash equivalents at end of period	$—	$5	$3	$161	$—	$—	$169

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Year Ended December 31, 2008

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$12	$447	$142	$98	$65	$—	$764
Net cash used in investing activities	(19)	(212)	(146)	(69)	—	—	(446)
Net cash provided by (used in) financing activities	7	(560)	8	(2)	(65)	—	(612)
Effect of foreign exchange rate	—	—	—	(10)	—	—	(10)

Net (decrease) increase in cash and cash equivalents	—	(325)	4	17	—	—	(304)
Cash and cash equivalents at beginning of period	—	325	—	56	—	—	381

Cash and cash equivalents at end of period	$—	$—	$4	$73	$—	$—	$77

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

UNITED RENTALS, INC.

(Dollars in millions, except per share data and unless otherwise indicated)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2010:
Allowance for doubtful accounts	$25	$21	$17	(a)	$29
Reserve for obsolescence and shrinkage	1	6	6	(b)	1
Self-insurance reserve	83	94	84	(c)	93

Year ended December 31, 2009:
Allowance for doubtful accounts	$23	$16	$14	(a)	$25
Reserve for obsolescence and shrinkage	1	7	7	(b)	1
Self-insurance reserve	86	99	102	(c)	83

Year ended December 31, 2008:
Allowance for doubtful accounts	$26	$14	$17	(a)	$23
Reserve for obsolescence and shrinkage	5	6	10	(b)	1
Self-insurance reserve	97	90	101	(c)	86

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

The Company’s management carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2010. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of United Rentals, Inc.

We have audited United Rentals, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Rentals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, United Rentals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Rentals, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010 of United Rentals, Inc. and our report dated February 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 1, 2011

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”), which will be filed with the SEC on or before March 31, 2011.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the 2011 Proxy Statement, which will be filed with the SEC on or before March 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the 2011 Proxy Statement, which will be filed with the SEC on or before March 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the 2011 Proxy Statement, which will be filed with the SEC on or before March 31, 2011.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the 2011 Proxy Statement, which will be filed with the SEC on or before March 31, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report

(1) Consolidated financial statements:

Report of Independent Registered Public Accounting Firm on Financial Statements

United Rentals, Inc. Consolidated Balance Sheets—December 31, 2010 and 2009

United Rentals, Inc. Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

United Rentals, Inc. Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008

United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to consolidated financial statements

(2) Schedules to the financial statements:

Schedule II Valuation and Qualifying Accounts

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.

(b) Description of exhibits

Exhibit Number		Description of Exhibit
3	(a)	Restated Certificate of Incorporation of United Rentals, Inc., dated March 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)

3	(b)	By-laws of United Rentals, Inc., amended as of December 20, 2010 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on December 23, 2010)

3	(c)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc. (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3	(d)	By-laws of United Rentals (North America), Inc. (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

4	(a)	Form of Certificate representing United Rentals, Inc. Common Stock (incorporated by reference to Exhibit 4 of Amendment No. 2 to the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117, filed on December 3, 1997)

4	(b)	Rights Agreement, dated September 28, 2001, between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

4	(c)	First Amendment, dated as of July 22, 2007, to the Rights Agreement, dated September 28, 2001, between United Rentals, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on July 24, 2007)

4	(d)	Second Amendment, dated as of October 16, 2008 to the Rights Agreement, dated September 28, 2001, between United Rentals, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2008)

Exhibit Number		Description of Exhibit
4	(e)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

4	(f)	Certificate of Trust of United Rentals Trust I (incorporated by reference to Exhibit 4(a) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463, filed on September 28, 1998)

4	(g)	Amended and Restated Trust Agreement, dated August 5, 1998, relating to United Rentals Trust I, among United Rentals, Inc., The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein (incorporated by reference to Exhibit 10(ii) of the United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171, filed on September 10, 1998)

4	(h)	Form of Certificate representing 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPs”) (incorporated by reference to Exhibit 4(e) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463, filed on September 28, 1998)

4	(i)	Indenture, dated August 5, 1998, relating to 6 1/2 percent Convertible Subordinated Debentures, between United Rentals, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(hh) of the United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171, filed on September 10, 1998)

4	(j)	Form of Certificate representing 6 1/2 percent Convertible Subordinated Debentures (incorporated by reference to Exhibit 4(f) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463, filed on September 28, 1998)

4	(k)	Guarantee Agreement, dated August 5, 1998, between United Rentals, Inc. and The Bank of New York (incorporated by reference to Exhibit 10(jj) of the United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171, filed on September 10, 1998)

4	(l)	Supplement, dated as of September 19, 2005, relating to the QUIPs (incorporated by reference to Exhibit 4.5 of the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(m)	Indenture, dated as of October 31, 2003, relating to 1 7/8 percent Convertible Senior Subordinated Notes due 2023, among United Rentals (North America), Inc., United Rentals, Inc., as Guarantor, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2003)

4	(n)	Supplemental Indenture, dated as of September 19, 2005, relating to 1 7/8 percent Convertible Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.4 of the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(o)	Form of 1 7/8 percent Convertible Senior Subordinated Notes due 2023 (incorporated by reference to Section 2.02 of Exhibit 4(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2003)

4	(p)	Indenture, dated as of November 12, 2003, relating to 7 3/4 percent Senior Subordinated Notes due 2013, among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2003)

4	(q)	Supplemental Indenture, dated as of September 19, 2005, relating to 7 3/4 percent Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

Exhibit Number		Description of Exhibit
4	(r)	Form of 7 3/4 percent Senior Subordinated Notes due 2013 (incorporated by reference to Exhibits A-1 and A-2 of Exhibit 4(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2003)

4	(s)	Indenture, dated as of January 28, 2004, relating to 7 percent Senior Subordinated Notes due 2014, among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(t)	Supplemental Indenture, dated as of September 19, 2005, relating to 7 percent Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 of the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(u)	Form of 7 percent Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits A-1 and A-2 of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(v)	Indenture, dated as of February 17, 2004, relating to 6 1/2 percent Senior Notes due 2012, among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(w)	Supplemental Indenture, dated as of September 19, 2005, relating to 6 1/2 percent Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4	(x)	Form of 6 1/2 percent Senior Notes due 2012 (incorporated by reference to Exhibits A-1 and A-2 of Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4	(y)	Indenture, dated as of June 9, 2009, relating to 10 7/8 percent Senior Notes due 2016, among United Rentals (North America), Inc., United Rentals, Inc., the Subsidiaries named in Schedule A and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on June 12, 2009)

4	(z)	Form of 10 7/8 percent Senior Notes due 2016 (incorporated by reference to Exhibits A-1 and A-2 of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on June 12, 2009)

4	(aa)	Indenture, dated as of November 17, 2009, relating to 4 percent Convertible Senior Notes due 2015, between United Rentals, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

4	(bb)	Form of 4 percent Convertible Senior Notes due 2015 (incorporated by reference to Exhibit A of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

4	(cc)	Indenture, dated as of November 17, 2009, relating to 9 1/4 percent Senior Notes due 2019, among United Rentals (North America), Inc., United Rentals, Inc., United Rentals (North America), Inc.’s subsidiaries named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

4	(dd)	Form of 9 1/4 percent Senior Notes due 2019 (incorporated by reference to Exhibit A of Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

4	(ee)	Indenture, dated as of October 26, 2010, relating to 8 3/8 percent Senior Subordinated Notes due 2020, among United Rentals (North America), Inc., United Rentals, Inc., United Rentals (North America), Inc.’s subsidiaries named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on October 26, 2010)

Exhibit Number		Description of Exhibit
4	(ff)*	Supplemental Indenture, dated as of December 1, 2010, relating to 8 3/8 percent Senior Subordinated Notes due 2020

4	(gg)	Form of 8 3/8 percent Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit A of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on October 26, 2010)

10	(a)	1997 Stock Option Plan of United Rentals, Inc. (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117, filed on October 30, 1997)‡

10	(b)	1998 Supplemental Stock Option Plan of United Rentals, Inc., as amended and restated (incorporated by reference to Exhibit 10(h) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2005)‡

10	(c)	2001 Stock Plan of United Rentals, Inc. (incorporated by reference to Exhibit 4.6 of the United Rentals, Inc. Registration Statement on Form S-8, No. 333-60458 filed on May 8, 2001)‡

10	(d)	2001 Comprehensive Stock Plan of United Rentals, Inc. (formerly the 2001 Senior Stock Plan) (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(e)	United Rentals, Inc. Deferred Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(f)*	Amendment Number One to the United Rentals, Inc. Deferred Compensation Plan, as amended and restated, effective December 16, 2008‡

10	(g)	United Rentals, Inc. Deferred Compensation Plan for Directors, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(h)*	Amendment Number One to the United Rentals, Inc. Deferred Compensation Plan for Directors, as amended and restated, effective December 16, 2008‡

10	(i)	United Rentals, Inc. Annual Incentive Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(j)*	Amendment Number One to the United Rentals, Inc. Annual Incentive Compensation Plan, as amended and restated, effective December 16, 2008‡

10	(k)	United Rentals, Inc. 2009 Annual Incentive Compensation Plan, effective for bonuses granted for the 2009 fiscal year (incorporated by reference to Annex A of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on April 30, 2009)‡

10	(l)	United Rentals, Inc. Long-Term Incentive Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(m)	United Rentals, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on March 31, 2010)‡

10	(n)	Form of United Rentals, Inc. 2010 Long-Term Incentive Plan Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2010)‡

Exhibit Number		Description of Exhibit
10	(o)	United Rentals, Inc. Restricted Stock Unit Deferral Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(p)*	Amendment Number One to the United Rentals, Inc. Restricted Stock Unit Deferral Plan, as amended and restated, effective December 16, 2008‡

10	(q)	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(r)	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management, effective for grants of awards beginning in 2009 (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2009)‡

10	(s)	Form of United Rentals, Inc., Restricted Stock Unit Agreement for Senior Management, effective for grants of awards beginning in 2010 (incorporated by reference to Exhibit 10(e) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(t)	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(u)	Form of United Rentals, Inc. Stock Option Agreement for Senior Management (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2009)‡

10	(v)	Form of United Rentals, Inc. Stock Option Agreement for Senior Management, effective for grants of awards beginning in 2010 (incorporated by reference to Exhibit 10(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(w)	Form of Directors Option Agreement of United Rentals, Inc. (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on March 8, 2005)‡

10	(x)	Compensation Program for Non-Employee Directors of United Rentals, Inc. (incorporated by reference to Exhibit 10(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(y)	Revisions to Compensation Program for Non-Employee Directors of United Rentals, Inc. (incorporated by reference to Exhibit 10(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2008)‡

10	(z)	Compensation Arrangement for Non-Executive Chairman of United Rentals, Inc. (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2008)‡

10	(aa)	Employment Agreement, dated as of August 22, 2008, between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on August 25, 2008)‡

10	(bb)	First (renumbered Second) Amendment, dated January 15, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on January 15, 2009)‡***

10	(cc)	Third Amendment, dated March 13, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)‡

Exhibit Number		Description of Exhibit
10	(dd)*	Fourth Amendment, effective as of August 22, 2008, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland‡

10	(ee)	Form of 2001 Comprehensive Stock Plan Restricted Stock Unit Agreement with Michael J. Kneeland (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on August 25, 2008)‡

10	(ff)	Employment Agreement, dated as of December 1, 2008, between United Rentals, Inc. and William B. Plummer (including Restricted Stock Unit Agreement) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on November 25, 2008)‡

10	(gg)*	Second Amendment, effective as of December 1, 2008, to the Employment Agreement between United Rentals, Inc. and William B. Plummer‡

10	(hh)	Employment Agreement, dated August 30, 2006, between United Rentals, Inc. and John Fahey (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on September 1, 2006)‡

10	(ii)*	First Amendment, effective as of August 30, 2006, to the Employment Agreement between United Rentals, Inc. and John Fahey‡

10	(jj)	Employment Agreement, last dated September 3, 2008, between United Rentals, Inc. and Ken DeWitt (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2009)‡

10	(kk)*	First Amendment, effective as of September 3, 2008, to the Employment Agreement between United Rentals, Inc. and Ken DeWitt‡

10	(ll)	Employment Agreement, dated as of February 2, 2009, between United Rentals, Inc. and Jonathan Gottsegen (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2008)‡

10	(mm)	First Amendment, dated as of March 31, 2010, to the Employment Agreement between United Rentals, Inc. and Jonathan Gottsegen (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(nn)*	Second Amendment, effective as of February 2, 2009, to the Employment Agreement between United Rentals, Inc. and Jonathan Gottsegen‡

10	(oo)	Employment Agreement, dated as of May 11, 2008, between United Rentals, Inc. and Joseph Dixon (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(pp)*	First Amendment, effective as of May 11, 2008, to the Employment Agreement between United Rentals, Inc. and Joseph Dixon‡

10	(qq)	Employment Agreement, dated as of March 12, 2010, between United Rentals, Inc. and Matthew Flannery (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(rr)*	First Amendment, effective as of March 12, 2010, to the Employment Agreement between United Rentals, Inc. and Matthew Flannery‡

10	(ss)	Form of Amendment to Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.6 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(tt)	Form of Indemnification Agreement for executive officers and directors (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2009)‡

Exhibit Number		Description of Exhibit
10	(uu)	Credit Agreement, dated June 9, 2008, among United Rentals, Inc., United Rentals (North America), Inc., certain of their subsidiaries, Bank of America, N.A., UBS Securities LLC, UBS AG Canada Branch, Wachovia Bank, National Association, Wachovia Capital Finance Corporation (Canada), Wells Fargo Foothill, LLC and the other lenders party thereto (incorporated by reference to Exhibit 10(ss) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2009)†

10	(vv)	Incremental Assumption Agreement, dated as of October 16, 2008, among United Rentals, Inc., United Rentals (North America), Inc., certain of their subsidiaries, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10(tt) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2008)

10	(ww)	Incremental Assumption Agreement, dated as of December 2, 2009, among United Rentals, Inc., United Rentals (North America), Inc., certain of their subsidiaries, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10(kk) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2009)

10	(xx)	Amended and Restated Receivables Purchase Agreement, dated as of December 22, 2008, among Calyon New York Branch, The Bank of Nova Scotia, Atlantic Asset Securitization LLC, Liberty Street Funding LLC, United Rentals Receivables LLC II and United Rentals, Inc. (without Annexes) (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on January 7, 2009)

10	(yy)	First Amendment dated as of October 20, 2009, to the Amended and Restated Receivables Purchase Agreement, dated as of December 22, 2008, by and among United Rentals Receivables LLC II, United Rentals, Inc., Atlantic Asset Securitization LLC, Liberty Street Funding LLC, Calyon New York Branch, and The Bank Of Nova Scotia (incorporated by reference to Exhibit 10(uu) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2009)

10	(zz)	Second Amendment dated as of November 5, 2009, to the Amended and Restated Receivables Purchase Agreement, dated as of December 22, 2008, by and among United Rentals Receivables LLC II, United Rentals, Inc., Atlantic Asset Securitization LLC, Liberty Street Funding LLC, Calyon New York Branch, and The Bank Of Nova Scotia (incorporated by reference to Exhibit 10(nn) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2009)

10	(aaa)	Third Amendment, dated as of August 31, 2010, to the Amended and Restated Receivables Purchase Agreement, dated as of December 22, 2008, by and among United Rentals Receivables LLC II, United Rentals, Inc., Atlantic Asset Securitization LLC, Liberty Street Funding LLC, Calyon New York Branch, and The Bank Of Nova Scotia (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2010)

10	(bbb)	Amended and Restated Purchase and Contribution Agreement, dated as of December 22, 2008, among United Rentals Receivables LLC II, United Rentals, Inc., United Rentals (North America), Inc. and United Rentals Northwest, Inc. (without Annexes) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on January 7, 2009)

10	(ccc)	Performance Undertaking, dated as of May 31, 2005, executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 99.3 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

10	(ddd)	Confirmation of Performance Undertaking, dated as of December 22, 2008, executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 10(xx) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2008)

Exhibit Number		Description of Exhibit
10	(eee)	Master Exchange Agreement, dated as of January 1, 2009, among United Rentals Exchange, LLC, IPX1031 LLC, United Rentals (North America), Inc. and United Rentals Northwest, Inc. (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on January 7, 2009)
10	(fff)	Form of Capped Call Confirmation, dated as of November 10, 2009, between United Rentals, Inc. and each of Bank of America, N.A., Citibank, N.A., Wachovia Bank, National Association and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)‡‡

12	*	Computation of Ratio of Earnings to Fixed Charges

21	*	Subsidiaries of United Rentals, Inc.

23	*	Consent of Ernst & Young LLP

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)**	Section 1350 Certification by Chief Executive Officer

32	(b)**	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.
***	The First Amendment to Mr. Kneeland’s Employment Agreement corresponds to Exhibit 10(ss).
‡	This document is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.
†	Certain information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2 of the Exchange Act. Omitted portions are indicated in this exhibit with ****.
‡‡	The Company also entered into a Form of Additional Capped Call Option, dated November 13, 2009 with each of Bank of America, N.A., Citibank, N.A., Wachovia Bank, National Association and Morgan Stanley & Co. International plc which is substantially identical to Exhibit 10(fff) and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RENTALS, INC.
Date:	February 1, 2011	By:	/s/ MICHAEL J. KNEELAND
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/S/ JENNE K. BRITELL Jenne K. Britell	Chairman	February 1, 2011

/S/ JOSÉ B. ALVAREZ José B. Alvarez	Director	February 1, 2011

/S/ HOWARD L. CLARK Howard L. Clark	Director	February 1, 2011

/S/ BOBBY J. GRIFFIN Bobby J. Griffin	Director	February 1, 2011

/S/ SINGLETON B. MCALLISTER Singleton B. McAllister	Director	February 1, 2011

/S/ BRIAN D. MCAULEY Brian D. McAuley	Director	February 1, 2011

/S/ JOHN S. MCKINNEY John S. McKinney	Director	February 1, 2011

/S/ JASON D. PAPASTAVROU Jason D. Papastavrou	Director	February 1, 2011

/S/ FILIPPO PASSERINI Filippo Passerini	Director	February 1, 2011

/S/ L. “KEITH” WIMBUSH L. “Keith” Wimbush	Director	February 1, 2011

/S/ MICHAEL J. KNEELAND Michael J. Kneeland	Director and Chief Executive Officer (Principal Executive Officer)	February 1, 2011

/S/ WILLIAM B. PLUMMER William B. Plummer	Chief Financial Officer (Principal Financial Officer)	February 1, 2011

/S/ JOHN J. FAHEY John J. Fahey	Vice President, Controller (Principal Accounting Officer)	February 1, 2011