Form 10-Q
period 2011-03-31
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2011-04-19
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 15, 2011, there were 62,502,897 shares of United Rentals, Inc. common stock, $.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of vision, strategy or outlook. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected. Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following: (1) a slowdown in the recovery of North American construction and industrial activities, which decreased during the economic downturn and significantly affected our revenues and profitability, may further reduce demand for equipment and prices that we can charge; (2) a decrease in levels of infrastructure spending, including lower than expected government funding for stimulus-related construction projects; (3) our highly leveraged capital structure, which requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions; (4) restrictive covenants in our debt agreements, which could limit our financial and operation flexibility; (5) noncompliance with covenants in our debt agreements, which could result in termination of our credit facilities and acceleration of outstanding borrowings; (6) inability to access the capital that our business may require; (7) inability to collect on contracts with customers; (8) incurrence of impairment charges; (9) the potential consequences of litigation and other claims relating to our business, including certain claims that our insurance may not cover; (10) an increase in our loss reserves to address business operations or other claims and any claims that exceed our established levels of reserves; (11) incurrence of additional costs and expenses in connection with litigation, regulatory or investigatory matters; (12) increases in our maintenance and replacement costs as we age our fleet, and decreases in the residual value of our equipment; (13) inability to sell our new or used fleet in the amounts, or at the prices, we expect; (14) challenges associated with past or future acquisitions, such as undiscovered liabilities and integration issues; (15) management turnover and inability to attract and retain key personnel; (16) our rates and time utilization being less than anticipated; (17) our costs being more than anticipated, the inability to realize expected savings and the inability to obtain key equipment and supplies; (18) disruptions in our information technology systems; (19) competition from existing and new competitors; and (20) labor difficulties and labor-based legislation affecting labor relations and operations generally. For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2010, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$205	$203
Accounts receivable, net of allowance for doubtful accounts of $29 at March 31, 2011 and December 31, 2010	341	377
Inventory	63	39
Prepaid expenses and other assets	48	37
Deferred taxes	76	69

Total current assets	733	725
Rental equipment, net	2,283	2,280
Property and equipment, net	386	393
Goodwill and other intangible assets, net	226	227
Other long-term assets	64	68

Total assets	$3,692	$3,693

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current maturities of long-term debt	$199	$229
Accounts payable	222	132
Accrued expenses and other liabilities	189	208

Total current liabilities	610	569
Long-term debt	2,577	2,576
Subordinated convertible debentures	87	124
Deferred taxes	385	385
Other long-term liabilities	62	59

Total liabilities	3,721	3,713

Common stock—$0.01 par value, 500,000,000 shares authorized, 61,287,051 and 60,621,338 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	491	492
Accumulated deficit	(620)	(600)
Accumulated other comprehensive income	99	87

Total stockholders’ deficit	(29)	(20)

Total liabilities and stockholders’ deficit	$3,692	$3,693

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Equipment rentals	$434	$380
Sales of rental equipment	32	35
Sales of new equipment	15	19
Contractor supplies sales	21	23
Service and other revenues	21	21

Total revenues	523	478

Cost of revenues:
Cost of equipment rentals, excluding depreciation	233	214
Depreciation of rental equipment	99	96
Cost of rental equipment sales	18	24
Cost of new equipment sales	12	16
Cost of contractor supplies sales	14	16
Cost of service and other revenues	9	9

Total cost of revenues	385	375

Gross profit	138	103
Selling, general and administrative expenses	95	86
Restructuring charge	1	6
Non-rental depreciation and amortization	12	13

Operating income (loss)	30	(2)
Interest expense, net	56	61
Interest expense—subordinated convertible debentures	2	2
Other income, net	(1)	(1)

Loss before benefit for income taxes	(27)	(64)
Benefit for income taxes	(7)	(24)

Net loss	$(20)	$(40)

Basic and diluted loss per share	$(0.34)	$(0.67)

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

(In millions)

	Common Stock		Additional			Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Comprehensive Income
Balance at December 31, 2010	61	$1	$492	$(600)		$87
Comprehensive (loss) income:
Net loss				(20)	$(20)
Other comprehensive income:
Foreign currency translation adjustments					11	11
Fixed price diesel swaps					1	1

Comprehensive loss					$(8)

Stock compensation expense, net			2
Exercise of common stock options			4
Shares repurchased and retired			(7)

Balance at March 31, 2011	61	$1	$491	$(620)		$99

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(20)	$(40)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	111	109
Amortization of deferred financing costs and original issue discounts	5	6
Gain on sales of rental equipment	(14)	(11)
Gain on sales of non-rental equipment	—	(1)
Restructuring charge	1	6
Stock compensation expense, net	2	1
Loss on repurchase of debt securities	—	4
Loss on retirement of subordinated convertible debentures	1	—
Decrease in deferred taxes	(9)	(24)
Changes in operating assets and liabilities:
Decrease in accounts receivable	36	17
Increase in inventory	(24)	(2)
(Increase) decrease in prepaid expenses and other assets	(6)	37
Increase in accounts payable	90	10
(Decrease) increase in accrued expenses and other liabilities	(19)	6

Net cash provided by operating activities	154	118
Cash Flows From Investing Activities:
Purchases of rental equipment	(115)	(49)
Purchases of non-rental equipment	(5)	(5)
Proceeds from sales of rental equipment	32	35
Proceeds from sales of non-rental equipment	4	1

Net cash used in investing activities	(84)	(18)
Cash Flows From Financing Activities:
Proceeds from debt	571	645
Payments of debt, including subordinated convertible debentures	(641)	(897)
Proceeds from the exercise of common stock options	4	—
Shares repurchased and retired	(7)	(1)
Excess tax benefits from share-based payment arrangements, net	—	(1)

Net cash used in financing activities	(73)	(254)
Effect of foreign exchange rates	5	5

Net increase (decrease) in cash and cash equivalents	2	(149)
Cash and cash equivalents at beginning of period	203	169

Cash and cash equivalents at end of period	$205	$20

Supplemental disclosure of cash flow information:
Cash (paid) received for taxes, net	$(11)	$53

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2010 Form 10-K.

In our opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of financial condition, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

2. Segment Information

Our reportable segments are general rentals and trench safety, power and HVAC (“heating, ventilating and air conditioning”). The general rentals segment includes the rental of construction, infrastructure, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment comprises seven geographic regions—the Southwest, Gulf, Northwest, Southeast, Midwest, East, and the Northeast Canada- as well as the Aerial West region and operates throughout the United States and Canada. The trench safety, power and HVAC segment includes the rental of specialty construction products and related services. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and has two locations in Canada. These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

The following table sets forth financial information by segment. Information related to our condensed consolidated balance sheets is presented as of March 31, 2011 and December 31, 2010.

	Three Months Ended March 31,
	2011	2010
Total reportable segment revenue
General rentals	$484	$443
Trench safety, power and HVAC	39	35

Total revenue	$523	$478

Total reportable segment depreciation and amortization expense
General rentals	$105	$103
Trench safety, power and HVAC	6	6

Total depreciation and amortization expense	$111	$109

Total reportable segment operating income
General rentals	$26	$1
Trench safety, power and HVAC	5	3

Total reportable segment operating income	$31	$4

Total reportable segment capital expenditures
General rentals	$109	$52
Trench safety, power and HVAC	11	2

Total capital expenditures	$120	$54

	March 31, 2011	December 31, 2010
Total reportable segment assets
General rentals	$3,453	$3,458
Trench safety, power and HVAC	239	235

Total assets	$3,692	$3,693

The following is a reconciliation of segment operating income to total Company operating income (loss):

	Three Months Ended March 31,
	2011	2010
Total segment operating income	$31	$4
Unallocated restructuring charge	(1)	(6)

Operating income (loss)	$30	$(2)

3. Restructuring Charges

Over the past several years, we have been focused on reducing our operating costs. In connection with this strategy, and in recognition of the challenging economic environment, we reduced our employee headcount from approximately 10,900 at December 31, 2007 to approximately 7,300 at March 31, 2011. Additionally, we reduced our branch network from 697 at December 31, 2007 to 530 at March 31, 2011. The restructuring charges for the three months ended March 31, 2011 and 2010 include severance costs associated with our headcount reductions, as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

The table below provides certain information concerning our restructuring charges:

Description	Reserve Balance at December 31, 2010	Charged to Costs and Expenses(1)	Payments and Other	Reserve Balance at March 31, 2011
Branch closure charges	$26	$1	$(4)	$23
Severance costs	2	—	(1)	1

Total	$28	$1	$(5)	$24

(1)	Reflected in our condensed consolidated statements of operations as “Restructuring charge.”

We have incurred total restructuring charges between January 1, 2008 and March 31, 2011 of $86, comprised of $67 of branch closure charges and $19 of severance costs. We expect that the restructuring activity will be substantially complete by the end of 2011.

4. Derivatives

We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of March 31, 2011, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our condensed consolidated statements of operations during the period in which the changes in fair value occur.

We are exposed to certain risks relating to our ongoing business operations. During the three months ended March 31, 2011, the primary risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At March 31, 2011, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the three months ended March 31, 2011, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At March 31, 2011, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars, which were all settled as of March 31, 2011, represented derivative instruments not designated as hedging instruments.

Fixed Price Diesel Swaps

The fixed price swap contracts on diesel purchases that were outstanding at March 31, 2011 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of operations during the current period. As of March 31, 2011, we had outstanding fixed price swap contracts covering 5.0 million gallons of diesel which will be purchased throughout 2011.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

Foreign Currency Forward Contracts

The forward contracts to purchase Canadian dollars, which were all settled as of March 31, 2011, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our condensed consolidated statements of operations during the period in which the changes in fair value occurred. During the three months ended March 31, 2011, forward contracts were used to purchase $166 Canadian dollars, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the three months ended March 31, 2011. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.

Financial Statement Presentation

As of March 31, 2011 and December 31, 2010, $2 and less than $1, respectively, were reflected in prepaid expenses and other assets, and $1 and less than $1, respectively, were reflected in accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.

The effect of our derivative instruments on our condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 was as follows:

		Three months ended March 31, 2011				Three months ended March 31, 2010
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative		Amount of income (expense) recognized on hedged item		Amount of income (expense) recognized on derivative			Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net	(1) $	*			$		*

	Cost of equipment rentals, excluding depreciation	(2)	*	(3)$	(3)			*	(3)$	(1)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	4			(4)		8			(8)

*	Amounts are insignificant (less than $1).
(1)	Represents the ineffective portion of the fixed price diesel swaps.
(2)	Represents the effective portion of the fixed price diesel swaps.
(3)	Reflects purchases of 900,000 and 500,000 gallons of diesel covered by the fixed price swaps during the three months ended March 31, 2011 and 2010, respectively.

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

Assets Measured at Fair Value

As of March 31, 2011 and December 31, 2010, our only assets measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivative assets measured at fair value on a recurring basis. As of March 31, 2011 and December 31, 2010, the fair values of our fixed price diesel swaps contracts were $2 and less than $1, respectively. As discussed in note 4 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of March 31, 2011, we have fixed price swap contracts that mature throughout 2011 covering 5.0 million gallons of diesel which we will buy at the average contractual rate of $3.68 per gallon, while the average forward price for the hedged gallons was $4.03 per gallon as of March 31, 2011.

Fair Value of Financial Instruments

The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our senior secured asset-based revolving credit facility (“ABL facility”), accounts receivable securitization facility and 1  7/8 percent Convertible Senior Subordinated Notes approximate their book values as of March 31, 2011 and December 31, 2010. The estimated fair values of our other financial instruments as of March 31, 2011 and December 31, 2010 have been calculated based upon available market information or an appropriate valuation technique, and are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Subordinated convertible debentures	$87	$84	$124	$92
Senior and senior subordinated notes	1,857	2,066	1,854	2,020
Capital leases (1)	22	18	25	20

(1)	The fair value of the capital leases is determined using an expected present value technique.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

6. Debt and Subordinated Convertible Debentures

Debt consists of the following:

	March 31, 2011	December 31, 2010
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$193	$221
$1.360 billion ABL Facility (2)	682	683
10 7/8 percent Senior Notes	488	488
9 1/4 percent Senior Notes	493	492
8 3/8 percent Senior Subordinated Notes	750	750
1 7/8 percent Convertible Senior Subordinated Notes (3)	22	22
Capital leases	22	25

Total URNA and subsidiaries debt	2,650	2,681
Less short-term portion (4)	(199)	(229)

Long-term URNA and subsidiaries debt	2,451	2,452

Holdings:
4 percent Convertible Senior Notes (5)	126	124

Total long-term debt (6)	$2,577	$2,576

(1)	At March 31, 2011, $9 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 1.6 percent at March 31, 2011. During the three months ended March 31, 2011, the monthly average amount outstanding under the accounts receivable securitization facility was $187, and the weighted-average interest rate thereon was 1.6 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the three months ended March 31, 2011 was $193.
(2)	At March 31, 2011, $627 was available under our ABL facility, net of $51 of letters of credit. The interest rate applicable to the ABL facility was 3.4 percent at March 31, 2011. During the three months ended March 31, 2011, the monthly average amount outstanding under the ABL facility was $609, and the weighted-average interest rate thereon was 3.4 percent. The maximum month-end amount outstanding under the ABL facility during the three months ended March 31, 2011 was $682.
(3)

Based on the price of our common stock during the first quarter of 2011, holders of the 1 7/8 percent Convertible Senior Subordinated Notes may convert the notes during the second quarter of 2011 at a conversion price of $21.83 per share of common stock. As of April 15, 2011, none of the 1 7/8 percent Convertible Senior Subordinated Notes were converted.

(4)	As of March 31, 2011, our short-term debt was comprised of $193 of borrowings under our accounts receivable securitization facility and $6 of capital leases.
(5)	Based on the price of our common stock during the first quarter of 2011, holders of the 4 percent Convertible Senior Notes may convert the notes during the second quarter of 2011 at a conversion price of $11.11 per share of common stock. As of April 15, 2011, none of the 4 percent Convertible Senior Notes were converted.
(6)

In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. Total long-term debt at March 31, 2011 and December 31, 2010 excludes $87 and $124, respectively, of these Debentures, which are separately classified in our condensed consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflect the obligation to our subsidiary that has issued the QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the Trust. During the three months ended March 31, 2011, we purchased an aggregate of $37 of QUIPS for $36. In connection with this transaction, we retired $37 principal amount of our subordinated convertible debentures and recognized a loss of $1 inclusive of the write-off of capitalized debt issuance costs. This loss is reflected in interest expense-subordinated convertible debentures in our condensed consolidated statements of operations.

Loan Covenants and Compliance

As of March 31, 2011, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Both of these covenants were suspended on June 9, 2009 because the availability, as defined in the agreement governing the ABL facility, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through March 31, 2011, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.

7. Legal and Regulatory Matters

As discussed in note 15 to our consolidated financial statements for the year ended December 31, 2010 filed on Form 10-K on February 1, 2011 (“Note 15”), we are subject to certain ongoing class action and derivative legal proceedings. The following information is limited to recent developments concerning certain legal proceedings in which we are involved, and supplements the discussions of these proceedings included in Note 15.

In the First New York Securities, L.L.C., et al. v. United Rentals, Inc., et al. matter, on February 24, 2011, the United States Court of Appeals for the Second Circuit, which had previously affirmed the judgment of the United States District Court for the District of Connecticut granting defendants’ motion to dismiss, denied plaintiffs’ petition for rehearing en banc or panel rehearing. We intend to defend against this action vigorously.

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

8. Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. There were no adjustments to the weighted-average number of common shares reflected in the diluted losses per share in the table below due to the losses for the three months ended March 31, 2011 and 2010. The diluted losses per share for the three months ended March 31, 2011 and 2010 exclude the impact of approximately 15.8 million and 9.0 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted loss per share (shares in thousands):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net loss available to common stockholders	$(20)	$(40)

Denominator:
Denominator for basic and diluted loss per share—weighted-average common shares	60,850	60,227

Basic and diluted loss per share	$(0.34)	$(0.67)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

9. Condensed Consolidating Financial Information of Guarantor Subsidiaries

URNA is 100 percent owned by Holdings (“Parent”) and has outstanding (i) certain indebtedness that is guaranteed by Parent and (ii) certain indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose vehicle (the “SPV”) which holds receivable assets relating to the Company’s accounts receivable securitization, all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”). However, this indebtedness is not guaranteed by URNA’s foreign subsidiaries and the SPV (together, the “non-guarantor subsidiaries”). The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented. The condensed consolidating financial information of Parent and its subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$2	$—	$203	$—	$—	$205
Accounts receivable, net	—	—	—	67	274	—	341
Intercompany receivable (payable)	87	(879)	802	(157)	—	147	—
Inventory	—	33	16	14	—	—	63
Prepaid expenses and other assets	—	42	1	5	—	—	48
Deferred taxes	—	74	1	1	—	—	76

Total current assets	87	(728)	820	133	274	147	733

Rental equipment, net	—	1,236	737	310	—	—	2,283
Property and equipment, net	43	184	131	28	—	—	386
Investments in subsidiaries	162	2,051	433	—	—	(2,646)	—
Goodwill and other intangibles, net	—	98	82	46	—	—	226
Other long-term assets	7	55	1	1	—	—	64

Total assets	$299	$2,896	$2,204	$518	$274	$(2,499)	$3,692

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current maturities of long-term debt	$—	$6	$—	$—	$193	$—	$199
Accounts payable	—	145	40	37	—	—	222
Accrued expenses and other liabilities	39	102	34	14	—	—	189

Total current liabilities	39	253	74	51	193	—	610
Long-term debt	126	2,302	149	—	—	—	2,577
Subordinated convertible debentures	87	—	—	—	—	—	87
Deferred taxes	17	176	158	34	—	—	385
Other long-term liabilities	59	3	—	—	—	—	62

Total liabilities	328	2,734	381	85	193	—	3,721

Total stockholders’ (deficit) equity	(29)	162	1,823	433	81	(2,499)	(29)

Total liabilities and stockholders’ (deficit) equity	$299	$2,896	$2,204	$518	$274	$(2,499)	$3,692

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$216	$149	$69	$—	$—	$434
Sales of rental equipment	—	18	9	5	—	—	32
Sales of new equipment	—	6	4	5	—	—	15
Contractor supplies sales	—	9	6	6	—	—	21
Service and other revenues	—	12	5	4	—	—	21

Total revenues	—	261	173	89	—	—	523

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	117	81	35	—	—	233
Depreciation of rental equipment	—	53	33	13	—	—	99
Cost of rental equipment sales	—	10	5	3	—	—	18
Cost of new equipment sales	—	6	3	3	—	—	12
Cost of contractor supplies sales	—	6	4	4	—	—	14
Cost of service and other revenues	—	6	2	1	—	—	9

Total cost of revenues	—	198	128	59	—	—	385

Gross profit	—	63	45	30	—	—	138
Selling, general and administrative expenses	5	39	31	15	5	—	95
Restructuring charge	—	—	1	—	—	—	1
Non-rental depreciation and amortization	3	4	4	1	—	—	12

Operating (loss) income	(8)	20	9	14	(5)	—	30
Interest expense, net	3	51	2	—	1	(1)	56
Interest expense-subordinated convertible debentures	2	—	—	—	—	—	2
Other (income) expense, net	(15)	14	6	3	(9)	—	(1)

Income (loss) before (benefit) provision for income taxes	2	(45)	1	11	3	1	(27)
(Benefit) provision for income taxes	—	(9)	—	2	—	—	(7)

Income (loss) before equity in net (loss) earnings of subsidiaries	2	(36)	1	9	3	1	(20)
Equity in net (loss) earnings of subsidiaries	(22)	14	10	—	—	(2)	—

Net (loss) income	$(20)	$(22)	$11	$9	$3	$(1)	$(20)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$205	$122	$53	$—	$—	$380
Sales of rental equipment	—	20	10	5	—	—	35
Sales of new equipment	—	12	3	4	—	—	19
Contractor supplies sales	—	9	8	6	—	—	23
Service and other revenues	—	12	6	3	—	—	21

Total revenues	—	258	149	71	—	—	478

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	112	73	29	—	—	214
Depreciation of rental equipment	—	53	32	11	—	—	96
Cost of rental equipment sales	—	14	7	3	—	—	24
Cost of new equipment sales	—	10	3	3	—	—	16
Cost of contractor supplies sales	—	8	4	4	—	—	16
Cost of service and other revenues	—	5	2	2	—	—	9

Total cost of revenues	—	202	121	52	—	—	375

Gross profit	—	56	28	19	—	—	103
Selling, general and administrative expenses	(9)	41	38	12	4	—	86
Restructuring charge	—	5	1	—	—	—	6
Non-rental depreciation and amortization	4	4	4	1	—	—	13

Operating income (loss)	5	6	(15)	6	(4)	—	(2)
Interest expense, net	3	57	1	(1)	1	—	61
Interest expense-subordinated convertible debentures	2	—	—	—	—	—	2
Other (income) expense, net	(14)	11	8	2	(8)	—	(1)

Income (loss) before provision (benefit) for income taxes	14	(62)	(24)	5	3	—	(64)
Provision (benefit) for income taxes	5	(22)	(9)	1	1	—	(24)

Income (loss) before equity in net (loss) earnings of subsidiaries	9	(40)	(15)	4	2	—	(40)
Equity in net (loss) earnings of subsidiaries	(49)	(9)	—	—	—	58	—

Net (loss) income	$(40)	$(49)	$(15)	$4	$2	$58	$(40)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Three Months Ended March 31, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$7	$87	$21	$18	$21	$—	$154
Net cash used in investing activities	(4)	(39)	(22)	(19)	—	—	(84)
Net cash (used in) provided by financing activities	(3)	(50)	1	—	(21)	—	(73)
Effect of foreign exchange rates	—	—	—	5	—	—	5

Net (decrease) increase in cash and cash equivalents	—	(2)	—	4	—	—	2
Cash and cash equivalents at beginning of period	—	4	—	199	—	—	203

Cash and cash equivalents at end of period	$—	$2	$—	$203	$—	$—	$205

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Three Months Ended March 31, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$6	$99	$8	$(8)	$13	$—	$118
Net cash used in investing activities	(4)	(2)	(11)	(1)	—	—	(18)
Net cash used in financing activities	(2)	(99)	—	(140)	(13)	—	(254)
Effect of foreign exchange rates	—	—	—	5	—	—	5

Net decrease in cash and cash equivalents	—	(2)	(3)	(144)	—	—	(149)
Cash and cash equivalents at beginning of period	—	5	3	161	—	—	169

Cash and cash equivalents at end of period	$—	$3	$—	$17	$—	$—	$20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data and unless otherwise indicated)

Executive Overview

We are the largest equipment rental company in the world, with an integrated network of 530 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $3.8 billion, and a national branch network that operates in 48 states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is better maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.

We offer approximately 2,900 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other. In 2010, equipment rental revenues represented 82 percent of our total revenues.

Late in the first quarter of 2010, we began to see signs of a recovery in some of our end markets; this recovery continued at a modest level through the remainder of 2010. We believe that our performance in the second half of 2010—which included a 12 percent year over year increase in the volume of our equipment on rent—primarily reflected cyclical improvements in our operating environment. During the three months ended March 31, 2011, year over year, our rental rates increased 4.2 percent and the volume of OEC on rent increased 12.8 percent, which we believe reflects a continuation of the cyclical improvements in our operating environment we noted in the second half of 2010. Although there is no certainty that these trends will continue, we believe that our strategy will strengthen our leadership position in the recovery. Our strategy is to optimize our core rental business through customer segmentation, rate management and fleet management; achieve differentiation and a competitive advantage through customer service excellence; and maintain a disciplined approach to cost control.

Financial Overview

Net loss. Net loss and diluted loss per share for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Net loss	$(20)	$(40)
Diluted loss per share	$(0.34)	$(0.67)

Net loss and diluted loss per share for the three months ended March 31, 2011 and 2010 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended March 31,
	2011		2010
	Contribution to net loss	Impact on diluted loss per share	Contribution to net loss	Impact on diluted loss per share
Restructuring charge (1)	$(1)	$(0.01)	$(3)	$(0.06)
Loss on repurchase/retirement of debt securities and subordinated convertible debentures	*	(0.01)	(2)	(0.04)

(1)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.
*	Less than $1.

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

	Three Months Ended March 31,
	2011	2010
Net loss	$(20)	$(40)
Benefit for income taxes	(7)	(24)
Interest expense, net	56	61
Interest expense – subordinated convertible debentures	2	2
Depreciation of rental equipment	99	96
Non-rental depreciation and amortization	12	13

EBITDA	$142	$108
Restructuring charge (1)	1	6
Stock compensation expense, net (2)	2	1

Adjusted EBITDA	$145	$115

(1)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.
(2)	Represents non-cash, share-based payments associated with the granting of equity instruments.

For the three months ended March 31, 2011, EBITDA increased $34, or 31.5 percent, and adjusted EBITDA increased $30, or 26.1 percent, primarily reflecting increased profit from equipment rentals partially offset by increased selling, general and administrative expense. For the three months ended March 31, 2011, EBITDA margin increased 4.6 percentage points to 27.2%, and adjusted EBITDA margin increased 3.6 percentage points to 27.7%, primarily reflecting increased margins from sales of rental, sales of new equipment and contractor supplies sales.

Results of Operations

As discussed in note 2 to our condensed consolidated financial statements, our reportable segments are general rentals and trench safety, power and HVAC (“heating, ventilating and air conditioning”). The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada. The trench safety, power and HVAC segment includes the rental of specialty construction products and related services. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and has two locations in Canada.

As discussed in note 2 to our condensed consolidated financial statements, we aggregate our seven geographic regions—the Southwest, Gulf, Northwest, Southeast, Midwest, East, and the Northeast Canada- as well as the Aerial West region into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended March 31, 2011, our Midwest region’s equipment rentals gross margin varied by more than 10 percent from the equipment rentals gross margin of the aggregated general rentals’ regions over the same period. Although the margin for the Midwest region exceeded a 10 percent variance level for this five year period, prior to the significant economic downturn in 2009 that negatively impacted all our regions, the Midwest region’s margin was converging with those achieved at the other general rentals’ regions, and, given management’s focus on cost cutting, improved processes and fleet sharing, we expect further convergence going forward. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.

These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.

Revenues by segment were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three months ended March 31, 2011
Equipment rentals	$400	$34	$434
Sales of rental equipment	30	2	32
Sales of new equipment	14	1	15
Contractor supplies sales	20	1	21
Service and other revenues	20	1	21

Total revenues	$484	$39	$523

Three months ended March 31, 2010
Equipment rentals	$352	$28	$380
Sales of rental equipment	32	3	35
Sales of new equipment	18	1	19
Contractor supplies sales	22	1	23
Service and other revenues	19	2	21

Total revenues	$443	$35	$478

Equipment rentals. 2011 equipment rentals of $434 increased $54, or 14.2 percent, primarily reflecting a 12.8 percent increase in the volume of OEC on rent and a 4.2 percent rental rate increase. Rental rate changes are calculated based on the year over year variance in average contract rates, weighted by the current period revenue mix. Equipment rentals represented 83 percent of total revenues for the three months ended March 31, 2011. On a segment basis, equipment rentals represented 83 percent and 87 percent of total revenues for the three months ended March 31, 2011 for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $48, or 13.6 percent, primarily reflecting a 12.5 percent increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC equipment rentals increased $6, or 21.4 percent, primarily reflecting a 30.3 percent increase in the volume of OEC on rent and increased rental rates.

Sales of rental equipment. For the three months ended March 31, 2011, sales of rental equipment represented 6 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2011, sales of rental equipment decreased 8.6 percent as compared to the same period in 2010, primarily reflecting changes in the mix of equipment sold.

Sales of new equipment. For the three months ended March 31, 2011, sales of new equipment represented 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2011, sales of new equipment decreased 21.1 percent as compared to the same period in 2010, reflecting a decline in the volume of equipment sold and the mix of equipment sold, partially offset by improved pricing.

Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the three months ended March 31, 2011, contractor supplies sales represented 4 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2011, contractor supplies sales declined 8.7 percent as compared to the same period in 2010. The decline reflects a reduction in the volume of supplies sold, partially offset by improved pricing and product mix.

Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services (including parts sales). For the three months ended March 31, 2011, service and other revenues represented 4 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Service and other revenues for the three months ended March 31, 2011 were flat with 2010.

Segment Operating Income

Segment operating income and operating margin were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three months ended March 31, 2011
Operating Income	$26	$5	$31
Operating Margin	5.4%	12.8%	5.9%
Three months ended March 31, 2010
Operating Income	$1	$3	$4
Operating Margin	0.2%	8.6%	0.8%

The following is a reconciliation of segment operating income to total Company operating income (loss):

	Three Months Ended March 31,
	2011	2010
Total segment operating income	$31	$4
Unallocated restructuring charge	(1)	(6)

Operating income (loss)	$30	$(2)

General rentals. For the three months ended March 31, 2011, operating income increased by $25 and operating margin increased by 5.2 percentage points from 2010, primarily reflecting increased gross margins from equipment rentals.

Trench safety, power and HVAC. For the three months ended March 31, 2011, operating income increased by $2 and operating margin increased by 4.2 percentage points from 2010, primarily reflecting increased gross margins from equipment rentals partially offset by decreased margins from sales of rental equipment.

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended March 31,
	2011	2010
Total gross margin	26.4%	21.5%
Equipment rentals	23.5%	18.4%
Sales of rental equipment	43.8%	31.4%
Sales of new equipment	20.0%	15.8%
Contractor supplies sales	33.3%	30.4%
Service and other revenues	57.1%	57.1%

For the three months ended March 31, 2011, total gross margin increased 4.9 percentage points as compared to the same period in 2010, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 5.1 percentage points, primarily reflecting a 4.2 percent rental rate increase and a 6.2 percentage point increase in time utilization, which is calculated by dividing the amount of time equipment is on rent by the amount of time we have owned the equipment, partially offset by increases in certain variable costs (such as repairs and maintenance) associated with higher rental volume. Additionally, compensation costs increased due to increased profit sharing associated with improved profitability. The 12.4 percentage point increase in gross margins from sales of rental equipment primarily reflects a higher proportion of retail sales, which yield higher margins, and a lower proportion of auction sales, which yield lower margins, in 2011. For the three months ended March 31, 2011 and 2010, on an original equipment cost-weighted basis, retail sales represented 85 percent and 74 percent of our sales of rental equipment, respectively, while auction sales represented 5 percent and 18 percent, respectively. Gross margins from sales of rental equipment may change in future periods if the mix of the channels that we use to sell rental equipment changes.

Selling, general and administrative (“SG&A”) expenses. SG&A expense information for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
Total SG&A expenses	$95	$86
SG&A as a percentage of revenue	18.2%	18.0%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, third-party professional fees, management salaries and clerical and administrative overhead. For the three months ended March 31, 2011, SG&A expense of $95 increased $9 as compared to 2010. As a percentage of revenue, SG&A increased 0.2 percentage points year over year. The increase in SG&A primarily reflects the absence of a benefit of $4 which we recognized in the three months ended March 31, 2010 related to an insurance reimbursement of professional fees for regulatory matters that were previously expensed by the Company, and increased commissions and bonuses associated with improved profitability.

Restructuring charge. For the three months ended March 31, 2011, restructuring charges of $1 primarily relate to branch closure charges due to continuing lease obligations at vacant facilities. For the three months ended March 31, 2010, restructuring charges of $6 relate to the closure of seven branches and severance costs associated with reductions in headcount of approximately 500.

Interest expense, net for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
Interest expense, net	$56	$61

Interest expense, net for the three months ended March 31, 2011 decreased $5. Interest expense, net for the three months ended March 31, 2010 included a loss of $4 related to the repurchase of the remaining $435 principal amount of our 6 1/2 percent Senior Notes. Excluding the impact of the 2010 debt repurchase loss, interest expense, net was flat year over year.

Other income, net was $1 for the three months ended March 31, 2011 and 2010. As discussed in note 4 to our condensed consolidated financial statements, other income, net for the three months ended March 31, 2011 and 2010 includes (i) gains of $4 and $8, respectively, associated with foreign currency forward contracts and (ii) losses of $4 and $8, respectively, associated with the revaluation of certain Canadian dollar denominated intercompany loans.

Income taxes. The following table summarizes our benefit for income taxes and the related effective tax rates for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Loss before benefit for income taxes	$(27)	$(64)
Benefit for income taxes	(7)	(24)
Effective tax rate	25.9%	37.5%

The differences between the 2011 and 2010 effective tax rates of 25.9 percent and 37.5 percent, respectively, and the U.S. federal statutory income tax rate of 35 percent primarily relate to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges.

Accounts payable. The balance of accounts payable at March 31, 2011 increased by $90, or 68 percent, as compared to December 31, 2010, primarily due to increased capital expenditures and a seasonal increase in business activity in 2011.

Recent Developments

In April 2011, we completed the acquisition of Venetor Group (“Venetor”), a seven-location equipment rental company in Canada that has a strong presence in the province of Ontario. Venetor had annual revenues of approximately $50.

Liquidity and Capital Resources

Liquidity and Capital Markets Activity . We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate.

As discussed in note 6 to our condensed consolidated financial statements, in the first quarter of 2011, we purchased an aggregate of $37 of QUIPS for $36. In connection with this transaction, we retired $37 principal amount of our subordinated convertible debentures and recognized a loss of $1 inclusive of the write-off of capitalized debt issuance costs. This loss is reflected in interest expense-subordinated convertible debentures in our condensed consolidated statements of operations.

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our senior secured asset-based revolving credit facility (“ABL facility”) and accounts receivable securitization facility. As of March 31, 2011, we had (i) $627 of borrowing capacity, net of $51 of letters of credit, available under the ABL facility, (ii) $9 of borrowing capacity available under the accounts receivable securitization facility and (iii) cash and cash equivalents of $205. Cash equivalents at March 31, 2011 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

As of March 31, 2011, $682 and $193 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. The interest rates applicable to the ABL facility and the accounts receivable securitization facility at March 31, 2011 were 3.4 percent and 1.6 percent, respectively. During the three months ended March 31, 2011, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility were $609 and $187, respectively, and the weighted-average interest rates thereon were 3.4 percent and 1.6 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility during the three months ended March 31, 2011 were $682 and $193, respectively. The amount outstanding at March 31, 2011 under the ABL facility exceeded the average amounts outstanding during the three months ended March 31, 2011 primarily due to additional borrowings used to settle a Canadian dollar denominated intercompany loan.

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

To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of April 15, 2011 were as follows:

	Corporate Rating	Outlook
Moody’s	B2	Stable
S&P	B	Stable
Fitch	B	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.

The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility. We expect our gross and net rental capital expenditures to increase significantly in 2011 relative to 2010. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $83 and $14 during the three months ended March 31, 2011 and 2010, respectively.

Loan Covenants and Compliance. As of March 31, 2011, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Both of these covenants were suspended on June 9, 2009 because the availability, as defined in the agreement governing the ABL facility, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through March 31, 2011, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.

As of March 31, 2011, primarily due to losses sustained in prior years, URNA had no restricted payment capacity under the most restrictive restricted payment covenants in the indentures governing its outstanding indebtedness. Although this depletion limits our ability to move operating cash flows to Holdings, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations due to certain intercompany arrangements.

Sources and Uses of Cash. During the three months ended March 31, 2011, we (i) generated cash from operating activities of $154 and (ii) generated cash from the sale of rental and non-rental equipment of $36. We used cash during this period principally to (i) purchase rental and non-rental equipment of $120 and (ii) fund payments on debt, net of proceeds, of $70. During the three months ended March 31, 2010, we (i) generated cash from operating activities of $118, including $55 related to a federal tax refund and (ii) generated cash from the sale of rental and non-rental equipment of $36. We used cash during this period principally to (i) fund payments on debt, net of proceeds, of $252 and (ii) purchase rental and non-rental equipment of $54.

Free Cash Flow GAAP Reconciliation. We define “free cash flow” as (i) net cash provided by operating activities less (ii) purchases of rental and non-rental equipment plus (iii) proceeds from sales of rental and non-rental equipment and excess tax benefits from share-based payment arrangements, net. Management believes free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash flow should not be considered an alternative to net income (loss) or cash flow from operating activities as an indicator of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow.

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$154	$118
Purchases of rental equipment	(115)	(49)
Purchases of non-rental equipment	(5)	(5)
Proceeds from sales of rental equipment	32	35
Proceeds from sales of non-rental equipment	4	1
Excess tax benefits from share-based payment arrangements, net	—	(1)

Free cash flow	$70	$99

Free cash flow for the three months ended March 31, 2011 was $70, a decrease of $29 as compared to free cash flow of $99 for the three months ended March 31, 2010. As noted above, net cash provided by operating activities for the three months ended March 31, 2010 included a $55 federal tax refund. Excluding the impact of this refund, free cash flow increased due to increased net cash provided by operating activities, partially offset by increased purchases of rental equipment.

Certain Information Concerning Off-Balance Sheet Arrangements. We lease real estate and non-rental equipment under operating leases as a regular business activity. As part of some of our non-rental equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $7. Under current circumstances, we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. This potential liability was not reflected on our balance sheet as of March 31, 2011 or any prior date as we believe that proceeds from the sale of the equipment under these operating leases would approximate the payment obligation.

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

Interest Rate Risk. As of March 31, 2011, we had an aggregate of $875 of indebtedness that bears interest at variable rates, comprised of $682 of borrowings under the ABL facility and $193 of borrowings under our accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. The interest rates applicable to our variable rate debt on March 31, 2011 were (i) 3.4 percent for the ABL facility and (ii) 1.6 percent for the accounts receivable securitization facility. As of March 31, 2011, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $6 for each one percentage point increase in the interest rates applicable to our variable rate debt.

At March 31, 2011, we had an aggregate of $2.0 billion of indebtedness that bears interest at fixed rates, including our subordinated convertible debentures. A one percentage point decrease in market interest rates as of March 31, 2011 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value and terms of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2010 relative to the Company as a whole, a 10 percent change in this exchange rate would cause our annual after-tax earnings to change by approximately $4. As discussed in note 4 to our condensed consolidated financial statements, during the three months ended March 31, 2011, we recognized foreign currency losses of $4 associated with the revaluation of certain Canadian dollar denominated intercompany loans, however these losses were offset by gains of $4 recognized on forward contracts to purchase Canadian dollars, and the aggregate foreign currency impact of the intercompany loans and forward contracts did not have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

Equity Price Risk. In connection with the November 2009 issuance of $173 aggregate principal amount of 4 percent Convertible Senior Notes, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 15.5 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $25.00 or $30.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 5.9 million or 7.5 million shares, respectively. Based on the price of our common stock during the first quarter of 2011, holders of the 4 percent Convertible Notes may convert the notes during the second quarter of 2011 at the initial conversion price of $11.11 per share of common stock. As of April 15, 2011, none of the 4 percent Convertible Notes were converted. Based on the price of our common stock during the first quarter of 2011, holders of our 1 7/8 percent Convertible Senior Subordinated Notes may convert the notes during the second quarter of 2011 at a conversion price of $21.83 per share of common stock. As of April 15, 2011, none of the 1 7/8 percent Convertible Senior Subordinated Notes were converted.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2011. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under note 7 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments and should be read in conjunction with note 15 to our consolidated financial statements for the year ended December 31, 2010 filed on Form 10-K on February 1, 2011.

Item 1A.	Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2010 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the first quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2011 to January 31, 2011	—	$—
February 1, 2011 to February 28, 2011	94,408	$30.11
March 1, 2011 to March 31, 2011	115,959	$30.16

Total (1)	210,367

(1)	The shares were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

Item 6.	Exhibits

3(a)	Restated Certificate of Incorporation of United Rentals, Inc., dated March 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)

3(b)	By-laws of United Rentals, Inc., amended as of December 20, 2010 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on December 23, 2010)

10(a)*	Form of United Rentals, Inc. 2010 Long Term Incentive Plan Restricted Stock Unit Agreement (Performance-Based)

10(b)*	First Amendment, dated April 28, 2008, to the Employment Agreement between United Rentals, Inc. and Dale Asplund

10(c)*	Fourth Amendment dated as of April 14, 2011, to the Amended and Restated Receivables Purchase Agreement, dated as of December 22, 2008, by and among United Rentals Receivables LLC II, United Rentals, Inc., Atlantic Asset Securitization LLC, Liberty Street Funding LLC, Calyon New York Branch, and The Bank Of Nova Scotia

12.1*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated: April 18, 2011	By:	/S/ JOHN J. FAHEY

John J. Fahey
Vice President, Controller and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated: April 18, 2011	By:	/S/ JOHN J. FAHEY

John J. Fahey
Vice President, Controller and Principal Accounting Officer