Form 10-Q
period 2011-06-30
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2011-07-19
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 15, 2011, there were 62,636,522 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$58	$203
Accounts receivable, net of allowance for doubtful accounts of $26 and $29 at June 30, 2011 and December 31, 2010, respectively	407	377
Inventory	70	39
Prepaid expenses and other assets	68	37
Deferred taxes	71	69

Total current assets	674	725
Rental equipment, net	2,520	2,280
Property and equipment, net	380	393
Goodwill and other intangible assets, net	319	227
Other long-term assets	59	68

Total assets	$3,952	$3,693

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Short-term debt and current maturities of long-term debt	$347	$229
Accounts payable	282	132
Accrued expenses and other liabilities	211	208

Total current liabilities	840	569
Long-term debt	2,542	2,576
Subordinated convertible debentures	87	124
Deferred taxes	399	385
Other long-term liabilities	60	59

Total liabilities	3,928	3,713

Temporary equity (note 6)	44	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 62,607,743 and 60,621,338 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	472	492
Accumulated deficit	(593)	(600)
Accumulated other comprehensive income	100	87

Total stockholders’ deficit	(20)	(20)

Total liabilities and stockholders’ deficit	$3,952	$3,693

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Equipment rentals	$524	$450	$958	$830
Sales of rental equipment	41	37	73	72
Sales of new equipment	21	21	36	40
Contractor supplies sales	22	26	43	49
Service and other revenues	21	23	42	44

Total revenues	629	557	1,152	1,035

Cost of revenues:
Cost of equipment rentals, excluding depreciation	246	217	479	431
Depreciation of rental equipment	103	95	202	191
Cost of rental equipment sales	28	28	46	52
Cost of new equipment sales	17	18	29	34
Cost of contractor supplies sales	16	19	30	35
Cost of service and other revenues	8	9	17	18

Total cost of revenues	418	386	803	761

Gross profit	211	171	349	274
Selling, general and administrative expenses	100	90	195	176
Restructuring charge	2	6	3	12
Non-rental depreciation and amortization	14	16	26	29

Operating income	95	59	125	57
Interest expense, net	57	54	113	115
Interest expense—subordinated convertible debentures	2	2	4	4
Other income, net	(3)	—	(4)	(1)

Income (loss) from continuing operations before provision (benefit) for income taxes	39	3	12	(61)
Provision (benefit) for income taxes	11	(9)	4	(33)

Income (loss) from continuing operations	28	12	8	(28)
Loss from discontinued operation, net of taxes	(1)	—	(1)	—

Net income (loss)	$27	$12	$7	$(28)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.45	$0.20	$0.12	$(0.46)
Loss from discontinued operation	(0.01)	—	(0.01)	—

Net income (loss)	$0.44	$0.20	$0.11	$(0.46)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.38	$0.18	$0.10	$(0.46)
Loss from discontinued operation	(0.01)	—	(0.01)	—

Net income (loss)	$0.37	$0.18	$0.09	$(0.46)

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

(In millions)

	Common Stock		Additional			Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Comprehensive Income
Balance at December 31, 2010	61	$1	$492	$(600)		$87
Comprehensive income:
Net income				7	$7
Other comprehensive income:
Foreign currency translation adjustments					13	13

Comprehensive income					$20

Stock compensation expense, net			6
Exercise of common stock options	2		30
4 percent Convertible Senior Notes (1)			(49)
Shares repurchased and retired			(7)

Balance at June 30, 2011	63	$1	$472	$(593)		$100

(1)	Reflects a reduction due to our 4 percent Convertible Senior Notes being convertible at June 30, 2011 (an amount equal to the unamortized portion of the original issue discount was reclassified out of stockholders’ deficit and is reflected as “temporary equity” in our condensed consolidated balance sheets as of June 30, 2011), and a reduction reflecting the excess of the cash transferred upon conversion of a portion of the 4 percent Convertible Senior Notes during the second quarter of 2011 over the principal amount of the converted notes, net of cash received from the option counterparties to our convertible note hedges upon the conversion. See note 6 to our condensed consolidated financial statements for additional detail.

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$7	$(28)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	228	220
Amortization of deferred financing costs and original issue discounts	11	11
Gain on sales of rental equipment	(27)	(20)
Gain on sales of non-rental equipment	(1)	(1)
Stock compensation expense, net	6	4
Restructuring charge	3	12
Loss on repurchase/redemption of debt securities	—	3
Loss on retirement of subordinated convertible debentures	1	—
Decrease in deferred taxes	(4)	(47)
Changes in operating assets and liabilities:
Increase in accounts receivable	(15)	(7)
Increase in inventory	(30)	(16)
(Increase) decrease in prepaid expenses and other assets	(15)	55
Increase in accounts payable	147	61
Decrease in accrued expenses and other liabilities	(15)	(28)

Net cash provided by operating activities	296	219
Cash Flows From Investing Activities:
Purchases of rental equipment	(412)	(174)
Purchases of non-rental equipment	(13)	(12)
Proceeds from sales of rental equipment	73	72
Proceeds from sales of non-rental equipment	8	3
Purchases of other companies	(143)	—

Net cash used in investing activities	(487)	(111)
Cash Flows From Financing Activities:
Proceeds from debt	1,107	1,090
Payments of debt, including subordinated convertible debentures	(1,082)	(1,332)
Proceeds from the exercise of common stock options	30	—
Shares repurchased and retired	(7)	(1)
Cash paid in connection with the 4 percent Convertible Senior Notes and related hedge, net	(9)	—
Excess tax benefits from share-based payment arrangements, net	—	(1)

Net cash provided by (used in) financing activities	39	(244)
Effect of foreign exchange rates	7	(3)

Net decrease in cash and cash equivalents	(145)	(139)
Cash and cash equivalents at beginning of period	203	169

Cash and cash equivalents at end of period	$58	$30

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net	$16	$(50)
Cash paid for interest, including subordinated convertible debentures	98	121

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

In April 2011, we completed the acquisitions of Venetor Group (“Venetor”), a seven location equipment rental company in Canada located in the province of Ontario, and GulfStar Rental Solutions, LP (“GulfStar”), a three location power and HVAC (“heating, ventilating and air conditioning”) equipment rental company located in Texas and Louisiana. Venetor and GulfStar had annual revenues of approximately $50 and $15, respectively. Our cash flows for the six months ended June 30, 2011 reflect an aggregate of $143 paid to purchase Venetor and GulfStar. The purchase price allocations for these acquisitions were based on preliminary valuations and are subject to change as we obtain additional information during each acquisition’s measurement period.

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

New Accounting Pronouncements

Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is our current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, and is not expected to have a material effect on our financial condition or results of operations, though it will change our financial statement presentation.

2. Segment Information

Our reportable segments are general rentals and trench safety, power and HVAC. The general rentals segment includes the rental of construction, infrastructure, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment comprises seven geographic regions—the Southwest, Gulf, Northwest, Southeast, Midwest, East, and Northeast Canada—as well as the Aerial West region and operates throughout the United States and Canada. The trench safety, power and HVAC segment includes the rental of specialty construction products and related services. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and has two locations in Canada. These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results.

The following tables set forth financial information by segment. Information related to our condensed consolidated balance sheets is presented as of June 30, 2011 and December 31, 2010.

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended June 30, 2011
Equipment rentals	$479	$45	$524
Sales of rental equipment	40	1	41
Sales of new equipment	18	3	21
Contractor supplies sales	20	2	22
Service and other revenues	20	1	21

Total revenue	577	52	629
Depreciation and amortization expense	109	8	117
Segment operating income	84	13	97
Three Months Ended June 30, 2010
Equipment rentals	$415	$35	$450
Sales of rental equipment	34	3	37
Sales of new equipment	19	2	21
Contractor supplies sales	24	2	26
Service and other revenues	23	—	23

Total revenue	515	42	557
Depreciation and amortization expense	106	5	111
Segment operating income	56	9	65
Six Months Ended June 30, 2011
Equipment rentals	$879	$79	$958
Sales of rental equipment	70	3	73
Sales of new equipment	32	4	36
Contractor supplies sales	40	3	43
Service and other revenues	40	2	42

Total revenue	1,061	91	1,152
Depreciation and amortization expense	214	14	228
Segment operating income	110	18	128
Capital expenditures	391	34	425
Six Months Ended June 30, 2010
Equipment rentals	$767	$63	$830
Sales of rental equipment	66	6	72
Sales of new equipment	37	3	40
Contractor supplies sales	46	3	49
Service and other revenues	42	2	44

Total revenue	958	77	1,035
Depreciation and amortization expense	209	11	220
Segment operating income	57	12	69
Capital expenditures	176	10	186

	June 30, 2011	December 31, 2010
Total reportable segment assets
General rentals	$3,654	$3,458
Trench safety, power and HVAC	298	235

Total assets	$3,952	$3,693

The following is a reconciliation of segment operating income to total Company operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total reportable segment operating income	$97	$65	$128	$69
Unallocated restructuring charge	(2)	(6)	(3)	(12)

Operating income	$95	$59	$125	$57

3. Restructuring and Asset Impairment Charges

Over the past several years, we have been focused on reducing our operating costs. In connection with this strategy, and in recognition of the challenging economic environment, we reduced our employee headcount from approximately 10,900 at December 31, 2007 to approximately 7,500 at June 30, 2011. Additionally, we reduced our branch network from 697 at December 31, 2007 to 539 at June 30, 2011. The restructuring charges for the three and six months ended June 30, 2011 and 2010 include severance costs associated with our headcount reductions, as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities.

The table below provides certain information concerning our restructuring charges:

Description	Reserve Balance at December 31, 2010	Charged to Costs and Expenses(1)	Payments and Other	Reserve Balance at June 30, 2011
Branch closure charges	$26	$2	$(6)	$22
Severance costs	2	1	(2)	1

Total	$28	$3	$(8)	$23

(1)	Reflected in our condensed consolidated statements of operations as “Restructuring charge.”

We have incurred total restructuring charges between January 1, 2008 and June 30, 2011 of $88, comprised of $69 of branch closure charges and $19 of severance costs. We expect that the restructuring activity will be substantially complete by the end of 2011.

In addition to the restructuring charges discussed above, the Company recorded asset impairment charges of $1 during the three and six months ended June 30, 2011, and $2 during the three and six months ended June 30, 2010. The asset impairment charges primarily relate to write-offs of leasehold improvements and other fixed assets which were recognized in connection with the consolidation of our branch network discussed above, and are reflected in non-rental depreciation and amortization in the accompanying condensed consolidated statements of operations.

4. Derivatives

We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of June 30, 2011, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our condensed consolidated statements of operations during the period in which the changes in fair value occur.

We are exposed to certain risks relating to our ongoing business operations. During the three and six months ended June 30, 2011, the primary risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At June 30, 2011, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the three and six months ended June 30, 2011, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At June 30, 2011, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars, which were all settled as of June 30, 2011, represented derivative instruments not designated as hedging instruments.

Fixed Price Diesel Swaps

The fixed price swap contracts on diesel purchases that were outstanding at June 30, 2011 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of operations during the current period. As of June 30, 2011, we had outstanding fixed price swap contracts covering 6.4 million gallons of diesel which will be purchased throughout 2011 and 2012.

Foreign Currency Forward Contracts

The forward contracts to purchase Canadian dollars, which were all settled as of June 30, 2011, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our condensed consolidated statements of operations during the period in which the changes in fair value occurred. During the three and six months ended June 30, 2011, forward contracts were used to purchase $55 and $221 Canadian dollars, respectively, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the three and six months ended June 30, 2011. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.

Financial Statement Presentation

As of June 30, 2011 and December 31, 2010, $1 and less than $1, respectively, were reflected in prepaid expenses and other assets, less than $1 and $0, respectively, were reflected in accrued expenses and other liabilities, and less than $1 was reflected in accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.

The effect of our derivative instruments on our condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 was as follows:

		Three months ended June 30, 2011			Three months ended June 30, 2010
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative		Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative		Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$	*		$	*
	Cost of equipment rentals, excluding depreciation (2), (3)		1	$(7)		*	$(4)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net		*	*		(1)	1

		Six months ended June 30, 2011			Six months ended June 30, 2010
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative		Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative		Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$	*		$	*
	Cost of equipment rentals, excluding depreciation (2), (3)		1	$(10)		*	$(5)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net		4	(4)		7	(7)

*	Amounts are insignificant (less than $1).
(1)	Represents the ineffective portion of the fixed price diesel swaps.
(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.
(3)	Amounts recognized on hedged item reflect purchases of 1.7 million and 1.1 million gallons of diesel covered by the fixed price swaps during the three months ended June 30, 2011 and 2010, respectively, and purchases of 2.6 million and 1.6 million gallons of diesel covered by the fixed price swaps during the six months ended June 30, 2011 and 2010, respectively.

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

Assets and Liabilities Measured at Fair Value

As of June 30, 2011 and December 31, 2010, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of June 30, 2011, $1 and less than $1 were reflected in prepaid expenses and other assets, and accrued expenses and other liabilities, respectively, in our condensed consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As of December 31, 2010, less than $1 was reflected in prepaid expenses and other assets in our condensed consolidated balance sheets reflecting the fair value of the fixed price diesel swaps contracts. As discussed in note 4 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of June 30, 2011, we have fixed price swap contracts that mature throughout 2011 and 2012 covering 6.4 million gallons of diesel which we will buy at the average contract price of $3.87 per gallon, while the average forward price for the hedged gallons was $3.90 per gallon as of June 30, 2011.

Fair Value of Financial Instruments

The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our senior secured asset-based revolving credit facility (“ABL facility”), accounts receivable securitization facility and 1 7/8 percent Convertible Senior Subordinated Notes approximate their book values as of June 30, 2011 and December 31, 2010. The estimated fair values of our other financial instruments as of June 30, 2011 and December 31, 2010 have been calculated based upon available market information or an appropriate valuation technique, and are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Subordinated convertible debentures	$87	$79	$124	$92
Senior and senior subordinated notes	1,856	1,999	1,854	2,020
Other debt, including capital leases (1)	31	27	25	20

(1)	Primarily comprised of capital leases, the fair value of which is determined using an expected present value technique.

6. Debt and Subordinated Convertible Debentures

Debt consists of the following:

	June 30, 2011	December 31, 2010
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$212	$221
$1.360 billion ABL Facility (2)	768	683
10 7/8 percent Senior Notes	488	488
9 1/4 percent Senior Notes	493	492
8 3/8 percent Senior Subordinated Notes	750	750
1 7/8 percent Convertible Senior Subordinated Notes	22	22
Other debt, including capital leases	31	25

Total URNA and subsidiaries debt	2,764	2,681

Holdings:
4 percent Convertible Senior Notes (3)	125	124

Total debt (4)	2,889	2,805
Less short-term portion (5)	(347)	(229)

Total long-term debt	$2,542	$2,576

(1)	At June 30, 2011, $12 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 1.6 percent at June 30, 2011. During the six months ended June 30, 2011, the monthly average amount outstanding under the accounts receivable securitization facility was $199, and the weighted-average interest rate thereon was 1.6 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the six months ended June 30, 2011 was $224.
(2)	At June 30, 2011, $541 was available under our ABL facility, net of $51 of letters of credit. The interest rate applicable to the ABL facility was 3.4 percent at June 30, 2011. During the six months ended June 30, 2011, the monthly average amount outstanding under the ABL facility was $656, and the weighted-average interest rate thereon was 3.4 percent. The maximum month-end amount outstanding under the ABL facility during the six months ended June 30, 2011 was $768.
(3)	The difference between the June 30, 2011 carrying value of the 4 percent Convertible Senior Notes and the $169 principal amount reflects the $44 unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized through the maturity date of November 15, 2015. Because the 4 percent Convertible Senior Notes were convertible at June 30, 2011, an amount equal to the $44 unamortized portion of the original issue discount is separately classified in our condensed consolidated balance sheets and referred to as “temporary equity.” Based on the price of our common stock during the first quarter of 2011, holders of the 4 percent Convertible Senior Notes had the right to convert the notes during the second quarter of 2011 at a conversion price of $11.11 per share of common stock, and $4 of the 4 percent Convertible Senior Notes were converted. Based on the price of our common stock during the second quarter of 2011, holders of the 4 percent Convertible Senior Notes have the right to convert the notes during the third quarter of 2011 at the initial conversion price of $11.11 per share of common stock. Through July 15, 2011, we received conversion notices from holders of $1 principal amount of the 4 percent Convertible Senior Notes. The $1 principal amount will be converted during the third quarter of 2011.
(4)

In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. Total long-term debt at June 30, 2011 and December 31, 2010 excludes $87 and $124, respectively, of these Debentures, which are separately classified in our condensed consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflect the obligation to our subsidiary that has issued the QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the Trust. During the six months ended June 30, 2011, we purchased an aggregate of $37 of QUIPS for $36. In connection with this transaction, we retired $37 principal amount of our subordinated convertible debentures and recognized a loss of $1, inclusive of the write-off of capitalized debt issuance costs. This loss is reflected in interest expense-subordinated convertible debentures in our condensed consolidated statements of operations.

(5)	As of June 30, 2011, our short-term debt primarily reflects $212 of borrowings under our accounts receivable securitization facility and $125 of 4 percent Convertible Senior Notes. The 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt because they are convertible at June 30, 2011.

Convertible Note Hedge Transactions

In connection with the November 2009 issuance of $173 aggregate principal amount of 4 percent Convertible Senior Notes, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity (deficit). The convertible note hedge transactions cover, subject to anti-dilution adjustments, 15.2 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Senior Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Senior Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $25.00 or $30.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 5.7 million or 7.3 million shares, respectively. During the second quarter of 2011, $4 of the 4 percent Convertible Senior Notes were converted at an effective conversion price of $13.78. Upon the conversion of the $4 of the notes, we received $1 from the hedge counterparties, and recognized a $1 increase in additional paid-in capital. Additionally, upon the conversion of the $4 of the 4 percent Convertible Senior Notes, additional paid-in capital was reduced by $6 reflecting the excess of the cash transferred upon settlement over the $4 principal amount that was settled.

Loan Covenants and Compliance

As of June 30, 2011, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Both of these covenants were suspended on June 9, 2009 because the availability, as defined in the agreement governing the ABL facility, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through June 30, 2011, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.

7. Legal and Regulatory Matters

In addition to the disclosures provided in note 15 to our consolidated financial statements for the year ended December 31, 2010 filed on Form 10-K on February 1, 2011, we are also subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from these ordinary course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

8. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. Diluted earnings (loss) per share for the three months ended June 30, 2011 and 2010 excludes the impact of approximately 2.1 million and 3.0 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. Diluted earnings (loss) per share for the six months ended June 30, 2011 and 2010 excludes the impact of approximately 3.6 million and 9.1 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Income (loss) from continuing operations	$28	$12	$8	$(28)
Convertible debt interest—1 7/8 percent notes	—	—	—	—

Income (loss) from continuing operations available to common stockholders	28	12	8	(28)
Loss from discontinued operation	(1)	—	(1)	—

Net income (loss) available to common stockholders	$27	$12	$7	$(28)

Denominator:
Denominator for basic earnings (loss) per share—weighted-average common shares	62,479	60,490	61,669	60,359
Effect of dilutive securities:
Employee stock options and warrants	914	332	1,537	—
Convertible subordinated notes—1 7/8 percent	1,015	5,275	—	—
Convertible subordinated notes—4 percent	9,080	1,006	9,377	—
Restricted stock units	564	588	710	—

Denominator for diluted earnings (loss) per share—adjusted weighted-average common shares	74,052	67,691	73,293	60,359
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.45	$0.20	$0.12	$(0.46)
Loss from discontinued operation	(0.01)	—	$(0.01)	—

Net income (loss)	$0.44	$0.20	$0.11	$(0.46)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.38	$0.18	$0.10	$(0.46)
Loss from discontinued operation	(0.01)	—	(0.01)	—

Net income (loss)	$0.37	$0.18	$0.09	$(0.46)

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

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$3	$—	$55	$—	$—	$58
Accounts receivable, net	—	6	3	91	307	—	407
Intercompany receivable (payable)	109	(878)	782	(162)	—	149	—
Inventory	—	38	18	14	—	—	70
Prepaid expenses and other assets	—	51	1	16	—	—	68
Deferred taxes	—	69	1	1	—	—	71

Total current assets	109	(711)	805	15	307	149	674
Rental equipment, net	—	1,303	802	415	—	—	2,520
Property and equipment, net	42	178	128	32	—	—	380
Investments in subsidiaries	191	2,102	444	—	—	(2,737)	—
Goodwill and other intangibles, net	—	98	101	120	—	—	319
Other long-term assets	6	52	1	—	—	—	59

Total assets	$348	$3,022	$2,281	$582	$307	$(2,588)	$3,952

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Short-term debt and current maturities of long-term debt	$125	$5	$—	$5	$212	$—	$347
Accounts payable	—	160	76	46	—	—	282
Accrued expenses and other liabilities	37	104	40	30	—	—	211

Total current liabilities	162	269	116	81	212	—	840
Long-term debt	—	2,386	150	6	—	—	2,542
Subordinated convertible debentures	87	—	—	—	—	—	87
Deferred taxes	17	174	157	51	—	—	399
Other long-term liabilities	58	2	—	—	—	—	60

Total liabilities	324	2,831	423	138	212	—	3,928

Temporary equity (note 6)	44	—	—	—	—	—	44
Total stockholders’ (deficit) equity	(20)	191	1,858	444	95	(2,588)	(20)

Total liabilities and stockholders’ (deficit) equity	$348	$3,022	$2,281	$582	$307	$(2,588)	$3,952

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$4	$—	$199	$—	$—	$203
Accounts receivable, net	—	5	6	73	293	—	377
Intercompany receivable (payable)	115	(837)	735	(155)	—	142	—
Inventory	—	19	13	7	—	—	39
Prepaid expenses and other assets	—	31	4	2	—	—	37
Deferred taxes	—	65	3	1	—	—	69

Total current assets	115	(713)	761	127	293	142	725

Rental equipment, net	—	1,243	742	295	—	—	2,280
Property and equipment, net	43	186	136	28	—	—	393
Investments in subsidiaries	173	2,018	414	—	—	(2,605)	—
Goodwill and other intangibles, net	—	99	83	45	—	—	227
Other long-term assets	8	60	—	—	—	—	68

Total assets	$339	$2,893	$2,136	$495	$293	$(2,463)	$3,693

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Short-term debt and current maturities of long-term debt	$—	$8	$—	$—	$221	$—	$229
Accounts payable	—	83	26	23	—	—	132
Accrued expenses and other liabilities	37	146	—	25	—	—	208

Total current liabilities	37	237	26	48	221	—	569
Long-term debt	124	2,306	146	—	—	—	2,576
Subordinated convertible debentures	124	—	—	—	—	—	124
Deferred taxes	17	175	160	33	—	—	385
Other long-term liabilities	57	2	—	—	—	—	59

Total liabilities	359	2,720	332	81	221	—	3,713

Total stockholders’ (deficit) equity	(20)	173	1,804	414	72	(2,463)	(20)

Total liabilities and stockholders’ (deficit) equity	$339	$2,893	$2,136	$495	$293	$(2,463)	$3,693

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$256	$178	$90	$—	$—	$524
Sales of rental equipment	—	23	12	6	—	—	41
Sales of new equipment	—	11	5	5	—	—	21
Contractor supplies sales	—	9	7	6	—	—	22
Service and other revenues	—	10	6	5	—	—	21

Total revenues	—	309	208	112	—	—	629

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	117	87	42	—	—	246
Depreciation of rental equipment	—	55	33	15	—	—	103
Cost of rental equipment sales	—	16	9	3	—	—	28
Cost of new equipment sales	—	8	4	5	—	—	17
Cost of contractor supplies sales	—	7	5	4	—	—	16
Cost of service and other revenues	—	3	2	3	—	—	8

Total cost of revenues	—	206	140	72	—	—	418

Gross profit	—	103	68	40	—	—	211
Selling, general and administrative expenses	8	32	34	20	6	—	100
Restructuring charge	—	2	—	—	—	—	2
Non-rental depreciation and amortization	4	4	5	1	—	—	14

Operating (loss) income	(12)	65	29	19	(6)	—	95
Interest expense, net	3	53	1	1	1	(2)	57
Interest expense-subordinated convertible debentures	2	—	—	—	—	—	2
Other (income) expense, net	(17)	11	9	3	(9)	—	(3)

Income before provision (benefit) for income taxes	—	1	19	15	2	2	39
Provision (benefit) for income taxes	—	11	(6)	7	(1)	—	11

(Loss) income from continuing operations	—	(10)	25	8	3	2	28
Loss from discontinued operation, net of taxes	—	(1)	—	—	—	—	(1)

(Loss) income before equity in net earnings (loss) of subsidiaries	—	(11)	25	8	3	2	27
Equity in net earnings (loss) of subsidiaries	27	38	10	—	—	(75)	—

Net income (loss)	$27	$27	$35	$8	$3	$(73)	$27

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$235	$156	$59	$—	$—	$450
Sales of rental equipment	—	18	12	7	—	—	37
Sales of new equipment	—	10	6	5	—	—	21
Contractor supplies sales	—	12	8	6	—	—	26
Service and other revenues	—	12	6	5	—	—	23

Total revenues	—	287	188	82	—	—	557

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	104	82	31	—	—	217
Depreciation of rental equipment	—	53	32	10	—	—	95
Cost of rental equipment sales	—	14	9	5	—	—	28
Cost of new equipment sales	—	9	4	5	—	—	18
Cost of contractor supplies sales	—	8	7	4	—	—	19
Cost of service and other revenues	—	5	3	1	—	—	9

Total cost of revenues	—	193	137	56	—	—	386

Gross profit	—	94	51	26	—	—	171
Selling, general and administrative expenses	18	41	12	14	5	—	90
Restructuring charge	—	4	2	—	—	—	6
Non-rental depreciation and amortization	2	8	5	1	—	—	16

Operating (loss) income	(20)	41	32	11	(5)	—	59
Interest expense, net	3	50	1	(1)	1	—	54
Interest expense-subordinated convertible debentures	2	—	—	—	—	—	2
Other (income) expense, net	(15)	11	9	3	(8)	—	—

(Loss) income before (benefit) provision for income taxes	(10)	(20)	22	9	2	—	3
(Benefit) provision for income taxes	(3)	(25)	8	9	2	—	(9)

(Loss) income before equity in net earnings (loss) of subsidiaries	(7)	5	14	—	—	—	12
Equity in net earnings (loss) of subsidiaries	19	14	—	—	—	(33)	—

Net income (loss)	$12	$19	$14	$—	$—	$(33)	$12

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$472	$327	$159	$—	$—	$958
Sales of rental equipment	—	41	21	11	—	—	73
Sales of new equipment	—	17	9	10	—	—	36
Contractor supplies sales	—	18	13	12	—	—	43
Service and other revenues	—	22	11	9	—	—	42

Total revenues	—	570	381	201	—	—	1,152

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	234	168	77	—	—	479
Depreciation of rental equipment	—	108	66	28	—	—	202
Cost of rental equipment sales	—	26	14	6	—	—	46
Cost of new equipment sales	—	14	7	8	—	—	29
Cost of contractor supplies sales	—	13	9	8	—	—	30
Cost of service and other revenues	—	9	4	4	—	—	17

Total cost of revenues	—	404	268	131	—	—	803

Gross profit	—	166	113	70	—	—	349
Selling, general and administrative expenses	13	71	65	35	11	—	195
Restructuring charge	—	2	1	—	—	—	3
Non-rental depreciation and amortization	7	8	9	2	—	—	26

Operating (loss) income	(20)	85	38	33	(11)	—	125
Interest expense, net	6	104	3	1	2	(3)	113
Interest expense-subordinated convertible debentures	4	—	—	—	—	—	4
Other (income) expense, net	(32)	25	15	6	(18)	—	(4)

Income (loss) before provision (benefit) for income taxes	2	(44)	20	26	5	3	12
Provision (benefit) for income taxes	—	2	(6)	9	(1)	—	4

Income (loss) from continuing operations	2	(46)	26	17	6	3	8
Loss from discontinued operation, net of taxes	—	(1)	—	—	—	—	(1)

Income (loss) before equity in net earnings (loss) of subsidiaries	2	(47)	26	17	6	3	7
Equity in net earnings (loss) of subsidiaries	5	52	20	—	—	(77)	—

Net income (loss)	$7	$5	$46	$17	$6	$(74)	$7

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
REVENUES
Equipment rentals	$—	$440	$278	$112	$—	$—	$830
Sales of rental equipment	—	38	22	12	—	—	72
Sales of new equipment	—	22	9	9	—	—	40
Contractor supplies sales	—	21	16	12	—	—	49
Service and other revenues	—	24	12	8	—	—	44

Total revenues	—	545	337	153	—	—	1,035

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	216	155	60	—	—	431
Depreciation of rental equipment	—	106	64	21	—	—	191
Cost of rental equipment sales	—	28	16	8	—	—	52
Cost of new equipment sales	—	19	7	8	—	—	34
Cost of contractor supplies sales	—	16	11	8	—	—	35
Cost of service and other revenues	—	10	5	3	—	—	18

Total cost of revenues	—	395	258	108	—	—	761

Gross profit	—	150	79	45	—	—	274
Selling, general and administrative expenses	9	82	50	26	9	—	176
Restructuring charge	—	9	3	—	—	—	12
Non-rental depreciation and amortization	6	12	9	2	—	—	29

Operating (loss) income	(15)	47	17	17	(9)	—	57
Interest expense, net	6	107	2	(2)	2	—	115
Interest expense-subordinated convertible debentures	4	—	—	—	—	—	4
Other (income) expense, net	(29)	22	17	5	(16)	—	(1)

Income (loss) before provision (benefit) for income taxes	4	(82)	(2)	14	5	—	(61)
Provision (benefit) for income taxes	2	(47)	(1)	10	3	—	(33)

Income (loss) before equity in net (loss) earnings of subsidiaries	2	(35)	(1)	4	2	—	(28)
Equity in net (loss) earnings of subsidiaries	(30)	5	—	—	—	25	—

Net (loss) income	$(28)	$(30)	$(1)	$4	$2	$25	$(28)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Six Months Ended June 30, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$6	$121	$136	$41	$(8)	$—	$296
Net cash used in investing activities	(6)	(159)	(138)	(184)	—	—	(487)
Net cash provided by (used in) financing activities	—	37	2	(8)	8	—	39
Effect of foreign exchange rates	—	—	—	7	—	—	7

Net decrease in cash and cash equivalents	—	(1)	—	(144)	—	—	(145)
Cash and cash equivalents at beginning of period	—	4	—	199	—	—	203

Cash and cash equivalents at end of period	$—	$3	$—	$55	$—	$—	$58

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Six Months Ended June 30, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$8	$168	$32	$32	$(21)	$—	$219
Net cash used in investing activities	(7)	(45)	(36)	(23)	—	—	(111)
Net cash (used in) provided by financing activities	(1)	(118)	1	(147)	21	—	(244)
Effect of foreign exchange rates	—	—	—	(3)	—	—	(3)

Net increase (decrease) in cash and cash equivalents	—	5	(3)	(141)	—	—	(139)
Cash and cash equivalents at beginning of period	—	5	3	161	—	—	169

Cash and cash equivalents at end of period	$—	$10	$—	$20	$—	$—	$30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)

Executive Overview

We are the largest equipment rental company in the world, with an integrated network of 539 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $4.2 billion, and a national branch network that operates in 48 states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is better maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.

We offer approximately 2,900 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 83 percent of total revenues for the six months ended June 30, 2011.

Late in the first quarter of 2010, we began to see signs of a recovery in some of our end markets; this recovery continued at a modest level through the remainder of 2010. We believe that our performance in the second half of 2010—which included a 12 percent year over year increase in the volume of our equipment on rent—primarily reflected cyclical improvements in our operating environment. During the six months ended June 30, 2011, year over year, our rental rates increased 5.2 percent and the volume of OEC on rent increased 13.4 percent, which we believe reflects a continuation of the cyclical improvements in our operating environment we noted in the second half of 2010, as well as a secular shift from ownership to the rental of construction-related equipment and our increased focus on National Accounts and other large customers. Although there is no certainty that these trends will continue, we believe that our strategy will strengthen our leadership position in the recovery. Our strategy is to optimize our core rental business through customer segmentation, rate management and fleet management; achieve differentiation and a competitive advantage through customer service excellence; and maintain a disciplined approach to cost control.

Financial Overview

Income (loss) from continuing operations. Income (loss) from continuing operations and diluted earnings (loss) per share from continuing operations for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income (loss) from continuing operations	$28	$12	$8	$(28)
Diluted earnings (loss) per share from continuing operations	$0.38	$0.18	$0.10	$(0.46)

Income (loss) from continuing operations and diluted earnings (loss) per share from continuing operations for the three and six months ended June 30, 2011 and 2010 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Contribution to income from continuing operations	Impact on diluted earnings per share from continuing operations	Contribution to income from continuing operations	Impact on diluted earnings per share from continuing operations	Contribution to income from continuing operations	Impact on diluted earnings per share from continuing operations	Contribution to loss from continuing operations	Impact on diluted loss per share from continuing operations
Restructuring charge (1)	$(1)	$(0.01)	$(4)	$(0.06)	$(2)	$(0.02)	$(7)	$(0.13)
Gain (loss) on repurchases/redemptions of debt securities and retirement of subordinated convertible debentures	—	—	*	0.01	*	(0.01)	(2)	(0.03)
Asset impairment charge (2)	(1)	(0.01)	(1)	(0.02)	(1)	(0.01)	(1)	(0.02)

*	Amount is less than $1.
(1)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.
(2)	As discussed in note 3 to the condensed consolidated financial statements, this charge primarily reflects write-offs of leasehold improvements and other fixed assets.

In addition to the matters discussed above, our 2011 performance reflects increased gross profit from equipment rentals and sales of rental equipment. Additionally, and as discussed below (see “Income taxes”), our results for the three months ended June 30, 2010 included a tax benefit of $9 due to a revised estimate of the Company’s full year projected income (loss) and the resulting effective tax rate.

EBITDA GAAP Reconciliations. EBITDA represents the sum of net income (loss), loss from discontinued operation, net of taxes, provision (benefit) for income taxes, interest expense, net, interest expense-subordinated convertible debentures, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the restructuring charge and stock compensation expense, net. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income (loss) or cash flow from operating activities as indicators of operating performance or liquidity.

The table below provides a reconciliation between net income (loss) and EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$27	$12	$7	$(28)
Loss from discontinued operation, net of taxes	1	—	1	—
Provision (benefit) for income taxes	11	(9)	4	(33)
Interest expense, net	57	54	113	115
Interest expense – subordinated convertible debentures	2	2	4	4
Depreciation of rental equipment	103	95	202	191
Non-rental depreciation and amortization	14	16	26	29

EBITDA	$215	$170	$357	$278
Restructuring charge (1)	2	6	3	12
Stock compensation expense, net (2)	4	3	6	4

Adjusted EBITDA	$221	$179	$366	$294

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$296	$219
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Loss from discontinued operation, net of taxes	1	—
Amortization of deferred financing costs and original issue discounts	(11)	(11)
Gain on sales of rental equipment	27	20
Gain on sales of non-rental equipment	1	1
Restructuring charge (1)	(3)	(12)
Stock compensation expense, net (2)	(6)	(4)
Loss on repurchase/redemption of debt securities	—	(3)
Loss on retirement of subordinated convertible debentures	(1)	—
Changes in assets and liabilities	(61)	(3)
Cash paid for interest, including subordinated convertible debentures	98	121
Cash paid (received) for taxes, net	16	(50)

EBITDA	$357	$278
Add back:
Restructuring charge (1)	3	12
Stock compensation expense, net (2)	6	4

Adjusted EBITDA	$366	$294

(1)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.
(2)	Represents non-cash, share-based payments associated with the granting of equity instruments.

For the three months ended June 30, 2011, EBITDA increased $45, or 26.5 percent, and adjusted EBITDA increased $42, or 23.5 percent, primarily reflecting increased profit from equipment rentals. For the three months ended June 30, 2011, EBITDA margin increased 3.7 percentage points to 34.2 percent, and adjusted EBITDA margin increased 3.0 percentage points to 35.1 percent, primarily reflecting increased margins from sales of rental equipment, sales of new equipment and contractor supplies sales, and improved selling, general and administrative leverage. For the six months ended June 30, 2011, EBITDA increased $79, or 28.4 percent, and adjusted EBITDA increased $72, or 24.5 percent, primarily reflecting increased profit from equipment rentals. For the six months ended June 30, 2011, EBITDA margin increased 4.1 percentage points to 31.0 percent, and adjusted EBITDA margin increased 3.4 percentage points to 31.8 percent, primarily reflecting increased margins from sales of rental equipment, sales of new equipment and contractor supplies sales, and improved selling, general and administrative leverage.

Results of Operations

As discussed in note 2 to our condensed consolidated financial statements, our reportable segments are general rentals and trench safety, power and HVAC (“heating, ventilating and air conditioning”). The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment operates throughout the United States and Canada. The trench safety, power and HVAC segment includes the rental of equipment for underground construction, temporary power, climate control and disaster recovery, and related services such as training. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. The trench safety, power and HVAC segment operates throughout the United States and has two locations in Canada.

As discussed in note 2 to our condensed consolidated financial statements, we aggregate our seven geographic regions—the Southwest, Gulf, Northwest, Southeast, Midwest, East, and Northeast Canada—as well as the Aerial West region into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended June 30, 2011, our Midwest region’s equipment rentals gross margin varied by more than 10 percent from the equipment rentals gross margin of the aggregated general rentals’ regions over the same period. Although the margin for the Midwest region exceeded a 10 percent variance level for this five year period, prior to the significant economic downturn in 2009 that negatively impacted all our regions, the Midwest region’s margin was converging with those achieved at the other general rentals’ regions, and, given management’s focus on cost cutting, improved processes and fleet sharing, we expect further convergence going forward. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.

These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.

Revenues by segment were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three months ended June 30, 2011
Equipment rentals	$479	$45	$524
Sales of rental equipment	40	1	41
Sales of new equipment	18	3	21
Contractor supplies sales	20	2	22
Service and other revenues	20	1	21

Total revenue	$577	$52	$629

Three months ended June 30, 2010
Equipment rentals	$415	$35	$450
Sales of rental equipment	34	3	37
Sales of new equipment	19	2	21
Contractor supplies sales	24	2	26
Service and other revenues	23	—	23

Total revenue	$515	$42	$557

Six months ended June 30, 2011
Equipment rentals	$879	$79	$958
Sales of rental equipment	70	3	73
Sales of new equipment	32	4	36
Contractor supplies sales	40	3	43
Service and other revenues	40	2	42

Total revenue	$1,061	$91	$1,152

Six months ended June 30, 2010
Equipment rentals	$767	$63	$830
Sales of rental equipment	66	6	72
Sales of new equipment	37	3	40
Contractor supplies sales	46	3	49
Service and other revenues	42	2	44

Total revenue	$958	$77	$1,035

Equipment rentals. For the three months ended June 30, 2011, equipment rentals of $524 increased $74, or 16.4 percent, as compared to the same period in 2010, primarily reflecting a 13.8 percent increase in the volume of OEC on rent and a 6.1 percent rental rate increase. Rental rate changes are calculated based on the year over year variance in average contract rates, weighted by the current period revenue mix. Equipment rentals represented 83 percent of total revenues for the three months ended June 30, 2011. On a segment basis, equipment rentals represented 83 percent and 87 percent of total revenues for the three months ended June 30, 2011 for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $64, or 15.4 percent, primarily reflecting a 13.0 percent increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC equipment rentals increased $10, or 28.6 percent, primarily reflecting an increase in the volume of OEC on rent.

For the six months ended June 30, 2011, equipment rentals of $958 increased $128, or 15.4 percent, as compared to the same period in 2010, primarily reflecting a 13.4 percent increase in the volume of OEC on rent and a 5.2 percent rental rate increase. Equipment rentals represented 83 percent of total revenues for the six months ended June 30, 2011. On a segment basis, equipment rentals represented 83 percent and 87 percent of total revenues for the six months ended June 30, 2011 for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $112, or 14.6 percent, primarily reflecting a 13.0 percent increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC equipment rentals increased $16, or 25.4 percent, primarily reflecting an increase in the volume of OEC on rent.

Sales of rental equipment. For the three and six months ended June 30, 2011, sales of rental equipment represented approximately 6 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and six months ended June 30, 2011, sales of rental equipment increased 10.8 percent and 1.4 percent, respectively, as compared to the same periods in 2010, primarily reflecting changes in the mix of equipment sold and improved pricing.

Sales of new equipment. For the three and six months ended June 30, 2011, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and six months ended June 30, 2011, sales of new equipment were flat and decreased 10.0 percent, respectively, as compared to the same periods in 2010. The decrease for the six months ended June 30, 2011 reflects a decline in the volume of equipment sold and the mix of equipment sold.

Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the three and six months ended June 30, 2011, contractor supplies sales represented approximately 4 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and six months ended June 30, 2011, contractor supplies sales decreased 15.4 percent and 12.2 percent, respectively, as compared to the same periods in 2010, primarily reflecting a reduction in the volume of supplies sold, partially offset by improved pricing and product mix.

Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services (including parts sales). For the three and six months ended June 30, 2011, service and other revenues represented approximately 4 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and six months ended June 30, 2011, service and other revenues decreased 8.7 percent and 4.5 percent, respectively, as compared to the same periods in 2010, primarily reflecting decreased parts and software sales.

Segment Operating Income

Segment operating income and operating margin were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three months ended June 30, 2011
Operating Income	$84	$13	$97
Operating Margin	14.6%	25.0%	15.4%
Three months ended June 30, 2010
Operating Income	$56	$9	$65
Operating Margin	10.9%	21.4%	11.7%
Six months ended June 30, 2011
Operating Income	$110	$18	$128
Operating Margin	10.4%	19.8%	11.1%
Six months ended June 30, 2010
Operating Income	$57	$12	$69
Operating Margin	5.9%	15.6%	6.7%

The following is a reconciliation of segment operating income to total Company operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total reportable segment operating income	$97	$65	$128	$69
Unallocated restructuring charge	(2)	(6)	(3)	(12)

Operating income	$95	$59	$125	$57

General rentals. For the three and six months ended June, 2011, operating income increased by $28 and $53, respectively, and operating margin increased by 3.7 and 4.5 percentage points, respectively, from 2010, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment.

Trench safety, power and HVAC. For the three and six months ended June 30, 2011, operating income increased by $4 and $6, respectively, and operating margin increased by 3.6 and 4.2 percentage points, respectively, from 2010, reflecting increased gross margins from equipment rentals and improved selling, general and administrative leverage, partially offset by decreased margins from sales of rental equipment.

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total gross margin	33.5%	30.7%	30.3%	26.5%
Equipment rentals	33.4%	30.7%	28.9%	25.1%
Sales of rental equipment	31.7%	24.3%	37.0%	27.8%
New equipment sales	19.0%	14.3%	19.4%	15.0%
Contractor supplies sales	27.3%	26.9%	30.2%	28.6%
Service and other revenues	61.9%	60.9%	59.5%	59.1%

For the three months ended June 30, 2011, total gross margin increased 2.8 percentage points as compared to the same period in 2010, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 2.7 percentage points, primarily reflecting a 6.1 percent rental rate increase and a 3.6 percentage point increase in time utilization, which is calculated by dividing the amount of time equipment is on rent by the amount of time we have owned the equipment, partially offset by increases in certain variable costs (such as repairs and maintenance) associated with higher rental volume. Additionally, compensation costs increased due to increased profit sharing associated with improved profitability. For the three months ended June 30, 2011 and 2010, time utilization was 69.0 percent and 65.4 percent, respectively. The 7.4 percentage point increase in gross margins from sales of rental equipment primarily reflects improved pricing and a higher proportion of retail sales, which yield higher margins, and a lower proportion of auction sales, which yield lower margins, in 2011. Gross margins from sales of rental equipment may change in future periods if the mix of the channels that we use to sell rental equipment changes.

For the six months ended June 30, 2011, total gross margin increased 3.8 percentage points as compared to the same period in 2010, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 3.8 percentage points, primarily reflecting a 5.2 percent rental rate increase and a 5.0 percentage point increase in time utilization, partially offset by increases in certain variable costs (such as repairs and maintenance) associated with higher rental volume. Additionally, compensation costs increased due to increased profit sharing associated with improved profitability. For the six months ended June 30, 2011 and 2010, time utilization was 65.8 percent and 60.8 percent, respectively. The 9.2 percentage point increase in gross margins from sales of rental equipment primarily reflects improved pricing and a higher proportion of retail sales, which yield higher margins, and a lower proportion of auction sales, which yield lower margins, in 2011.

Selling, general and administrative expenses (“SG&A”). SG&A expense information for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total SG&A expenses	$100	$90	$195	$176
SG&A as a percentage of revenue	15.9%	16.2%	16.9%	17.0%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, third-party professional fees, management salaries and clerical and administrative overhead. For the three months ended June 30, 2011, SG&A expense of $100 increased $10 as compared to 2010. The increase in SG&A primarily reflects increased commissions and bonuses associated with improved profitability. As a percentage of revenue, SG&A decreased 0.3 percentage points year over year.

For the six months ended June 30, 2011, SG&A expense of $195 increased $19 as compared to 2010. The increase in SG&A primarily reflects increased commissions and bonuses associated with improved profitability, and the absence of a benefit of $4 which we recognized in the six months ended June 30, 2010 related to an insurance reimbursement of professional fees for regulatory matters that were previously expensed by the Company. As a percentage of revenue, SG&A decreased 0.1 percentage points year over year.

Restructuring charge. For the three and six months ended June 30, 2011, restructuring charges of $2 and $3, respectively, primarily relate to branch closure charges due to continuing lease obligations at vacant facilities. For the three and six months ended June 30, 2010, restructuring charges of $6 and $12, respectively, relate to the closure of 10 and 17 branches, respectively, and severance costs associated with reductions in headcount of approximately 100 and 600, respectively. We expect that the restructuring activity will be substantially complete by the end of 2011.

Interest expense, net for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest expense, net	$57	$54	$113	$115

Interest expense, net for the three and six months ended June 30, 2011 increased $3, or 6 percent, and decreased $2, or 2 percent, respectively. Interest expense, net for the three and six months ended June 30, 2010 included a gain of $1 and a loss of $3, respectively, related to repurchases or redemptions of $24 and $459, respectively, principal amounts of our outstanding debt.

Other income, net was $3 and $0 for the three months ended June 30, 2011 and 2010, respectively, and $4 and $1 for the six months ended June 30, 2011 and 2010, respectively. As discussed in note 4 to our condensed consolidated financial statements, other (income) expense, net for the three months ended June 30, 2010 includes (i) a loss of $1 associated with foreign currency forward contracts and (ii) a gain of $1 associated with the revaluation of certain Canadian dollar denominated intercompany loans. Other (income) expense, net for the six months ended June 30, 2011 and 2010 includes (i) gains of $4 and $7, respectively, associated with foreign currency forward contracts and (ii) losses of $4 and $7, respectively, associated with the revaluation of certain Canadian dollar denominated intercompany loans.

Income taxes. The following table summarizes our continuing operations provision (benefit) for income taxes and the related effective tax rates for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income (loss) from continuing operations before provision (benefit) for income taxes	$39	$3	$12	$(61)
Provision (benefit) for income taxes	11	(9)	4	(33)
Effective tax rate	28.2%	*	33.3%	54.1%

*	Not meaningful, see discussion of the tax benefit for the three months ended June 30, 2010 below.

The differences between the effective tax rates for the three and six months ended June 30, 2011 and the six months ended June 30, 2010, and the U.S. federal statutory income tax rate of 35 percent primarily relate to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges.

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

Balance sheet. Inventory increased by $31, or 79.5 percent, from December 31, 2010 to June 30, 2011 primarily due to increased equipment inventory. We expect to transfer most of the increased inventory to our rental fleet during the remainder of 2011. Prepaid expenses and other assets increased by $31, or 83.8 percent, from December 31, 2010 to June 30, 2011 primarily due to increased receivables due from certain vendors for advertising expenses related to increased capital expenditures, cash placed in escrow related to the acquisitions described below (see “Recent Developments”), and the timing of insurance premium payments. Goodwill and other intangible assets, net increased by $92, or 40.5 percent, from December 31, 2010 to June 30, 2011 primarily due to the acquisitions described below. Accounts payable increased by $150, or 113.6 percent, from December 31, 2010 to June 30, 2011 primarily due to increased capital expenditures and a seasonal increase in business activity in 2011.

Recent Developments

In April 2011, we completed the acquisitions of Venetor Group (“Venetor”), a seven location equipment rental company in Canada that has a strong presence in the province of Ontario, and GulfStar Rental Solutions, LP (“GulfStar”), a three location power and HVAC equipment rental company located in Texas and Louisiana. Venetor and GulfStar had annual revenues of approximately $50 and $15, respectively.

Liquidity and Capital Resources

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

As discussed in note 6 to our condensed consolidated financial statements, during the six months ended June 30, 2011, we purchased an aggregate of $37 of QUIPS for $36. In connection with this transaction, we retired $37 principal amount of our subordinated convertible debentures and recognized a loss of $1, inclusive of the write-off of capitalized debt issuance costs. This loss is reflected in interest expense-subordinated convertible debentures in our condensed consolidated statements of operations. During the three and six months ended June 30, 2011, we recognized a loss of less than $1 associated with the conversion of $4 of our

4 percent Convertible Senior Notes. This loss is reflected in interest expense, net in our condensed consolidated statements of operations.

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our senior secured asset-based revolving credit facility (“ABL facility”) and accounts receivable securitization facility. As of June 30, 2011, we had (i) $541 of borrowing capacity, net of $51 of letters of credit, available under the ABL facility, (ii) $12 of borrowing capacity available under the accounts receivable securitization facility and (iii) cash and cash equivalents of $58. Cash equivalents at June 30, 2011 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

As of June 30, 2011, $768 and $212 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. The interest rates applicable to the ABL facility and the accounts receivable securitization facility at June 30, 2011 were 3.4 percent and 1.6 percent, respectively. During the six months ended June 30, 2011, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility were $656 and $199, respectively, and the weighted-average interest rates thereon were 3.4 percent and 1.6 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility during the six months ended June 30, 2011 were $768 and $224, respectively. During the six months ended June 30, 2011, the maximum amount outstanding under the ABL facility exceeded the average amount outstanding primarily due to additional borrowings used to settle a Canadian dollar denominated intercompany loan.

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

To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of July 15, 2011 were as follows:

	Corporate Rating	Outlook
Moody’s	B2	Stable
Standard & Poor’s	B	Positive
Fitch	B	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.

The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility. We expect our gross and net rental capital expenditures to increase significantly in 2011 relative to 2010. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $339 and $102 during the six months ended June 30, 2011 and 2010, respectively.

Loan Covenants and Compliance. As of June 30, 2011, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Both of these covenants were suspended on June 9, 2009 because the availability, as defined in the agreement governing the ABL facility, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below 10 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through June 30, 2011, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.

As of June 30, 2011, primarily due to losses sustained in prior years, URNA had no restricted payment capacity under the most restrictive restricted payment covenants in the indentures governing its outstanding indebtedness. Although this depletion limits our ability to move operating cash flows to Holdings, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations due to certain intercompany arrangements.

Sources and Uses of Cash. During the six months ended June 30, 2011, we (i) generated cash from operating activities of $296 and (ii) generated cash from the sale of rental and non-rental equipment of $81. We used cash during this period principally to (i) purchase rental and non-rental equipment of $425 and (ii) purchase other companies for $143. During the six months ended June 30, 2010, we (i) generated cash from operating activities of $219, including $55 related to a federal tax refund and (ii) generated cash from the sale of rental and non-rental equipment of $75. We used cash during this period principally to (i) fund payments on debt, net of proceeds, of $242 and (ii) purchase rental and non-rental equipment of $186.

Free Cash Flow GAAP Reconciliation. We define “free cash (usage) flow” as (i) net cash provided by operating activities less (ii) purchases of rental and non-rental equipment plus (iii) proceeds from sales of rental and non-rental equipment and excess tax benefits from share-based payment arrangements, net. Management believes free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash flow should not be considered an alternative to net income (loss) or cash flow from operating activities as an indicator of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow.

	Six Months Ended June,
	2011	2010
Net cash provided by operating activities	$296	$219
Purchases of rental equipment	(412)	(174)
Purchases of non-rental equipment	(13)	(12)
Proceeds from sales of rental equipment	73	72
Proceeds from sales of non-rental equipment	8	3
Excess tax benefits from share-based payment arrangements, net	—	(1)

Free cash (usage) flow	$(48)	$107

Free cash usage for the six months ended June 30, 2011 was $48, a decrease of $155 as compared to free cash flow of $107 for the six months ended June 30, 2010. As noted above, net cash provided by operating activities for the six months ended June 30, 2010 included a $55 federal tax refund. Excluding the impact of this refund, free cash flow decreased primarily due to increased purchases of rental equipment partially, offset by increased net cash provided by operating activities.

Certain Information Concerning Off-Balance Sheet Arrangements. We lease real estate and non-rental equipment under operating leases as a regular business activity. As part of some of our non-rental equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $10. Under current circumstances, we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. This potential liability was not reflected on our balance sheet as of June 30, 2011 or any prior date as we believe that proceeds from the sale of the equipment under these operating leases would approximate the payment obligation.

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

Our exposure to market risk primarily consists of (i) interest rate risk associated with our variable and fixed rate debt, (ii) foreign currency exchange rate risk associated with our Canadian operations and (iii) equity price risk associated with our convertible debt.

Interest Rate Risk. As of June 30, 2011, we had an aggregate of $980 of indebtedness that bears interest at variable rates, comprised of $768 of borrowings under the ABL facility and $212 of borrowings under our accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. The interest rates applicable to our variable rate debt on June 30, 2011 were 3.4 percent for the ABL facility and 1.6 percent for the accounts receivable securitization facility. As of June 30, 2011, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $7 for each one percentage point increase in the interest rates applicable to our variable rate debt.

At June 30, 2011, we had an aggregate of $2.0 billion of indebtedness that bears interest at fixed rates, including our subordinated convertible debentures. A one percentage point decrease in market interest rates as of June 30, 2011 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value and terms of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2010 relative to the Company as a whole, a 10 percent change in this exchange rate would cause our annual after-tax earnings to change by approximately $4. As discussed in note 4 to our condensed consolidated financial statements, during the six months ended June 30, 2011, we recognized foreign currency losses of $4 associated with the revaluation of certain Canadian dollar denominated intercompany loans, however these losses were offset by gains of $4 recognized on forward contracts to purchase Canadian dollars, and the aggregate foreign currency impact of the intercompany loans and forward contracts did not have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

Equity Price Risk. In connection with the November 2009 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity (deficit). The convertible note hedge transactions cover, subject to anti-dilution adjustments, 15.2 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $25.00 or $30.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 5.7 million or 7.3 million shares, respectively. Based on the price of our common stock during the first quarter of 2011, holders of the 4 percent Convertible Notes had the right to convert the notes during the second quarter of 2011 at the initial conversion price of $11.11 per share of common stock. During the second quarter of 2011, $4 of the 4 percent Convertible Notes were converted at an effective conversion price of $13.78. Upon the conversion of the $4 of the notes, we received $1 from the hedge counterparties, and recognized a $1 increase in additional paid-in capital. Additionally, upon the conversion of the $4 of the 4 percent Convertible Senior Notes, additional paid-in capital was reduced by $6, reflecting the excess of the cash transferred upon settlement over the $4 principal amount that was settled. Based on the price of our common stock during the second quarter of 2011, holders of the 4 percent Convertible Notes have the right to convert the notes during the third quarter of 2011 at the initial conversion price of $11.11 per share of common stock. Through July 15, 2011, we received conversion notices from holders of $1 principal amount of the 4 percent Convertible Notes. The $1 principal amount will be converted during the third quarter of 2011.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2011. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under note 7 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments and should be read in conjunction with note 15 to our consolidated financial statements for the year ended December 31, 2010 filed on Form 10-K on February 1, 2011 and note 7 to our unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2011 filed on Form 10-Q on April 19, 2011.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the second quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1, 2011 to April 30, 2011	9,054	$33.59
May 1, 2011 to May 31, 2011	7,491	$28.32
June 1, 2011 to June 30, 2011	4,273	$23.69

Total (1)	20,818

(1)	The shares were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

Item 6.	Exhibits

3(a)	Restated Certificate of Incorporation of United Rentals, Inc., dated March 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)

3(b)	By-laws of United Rentals, Inc., amended as of December 20, 2010 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on December 20, 2010)

12.1*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101***	The following materials from the Quarterly Report on Form 10-Q for the Company and URNA, for the quarter ended June 30, 2011, filed on July 19, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.
***	Submitted pursuant to Rule 406T of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated: July 18, 2011	By:	/s/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller
and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated: July 18, 2011	By:	/s/ JOHN J. FAHEY
John J. Fahey
Vice President, Controller
and Principal Accounting Officer