Form 10-Q
period 2011-09-30
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2011-10-18
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

        As of October 14, 2011, there were 62,648,356 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

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

UNITED RENTALS, INC.

UNITED RENTALS (NORTH AMERICA), INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements can generally be identified by words such as “believes,” “expects,” “plans,” “intends,” “projects,” “forecasts,” “may,” “will,” “should,” “on track” or “anticipates,” or by discussions of vision, strategy or outlook. Our businesses and operations are subject to a variety of risks and uncertainties, many of which are beyond our control and, consequently, actual results may differ materially from those projected by any forward looking statements. Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following: (1) a slowdown in the recovery of North American construction and industrial activities, which decreased during the economic downturn and significantly affected our revenues and profitability, may further reduce demand for equipment and prices that we can charge; (2) a decrease in levels of infrastructure spending, including lower than expected government funding for stimulus-related construction projects; (3) our highly leveraged capital structure, which can constrain our response to unanticipated or adverse business conditions; (4) restrictive covenants in our debt agreements, which could limit our financial and operation flexibility; (5) noncompliance with covenants in our debt agreements, which could result in termination of our credit facilities and acceleration of outstanding borrowings; (6) inability to access the capital that our business may require; (7) inability to collect on contracts with customers; (8) incurrence of impairment charges; (9) the potential consequences of litigation and other claims relating to our business, including certain claims that our insurance may not cover; (10) an increase in our loss reserves to address business operations or other claims and any claims that exceed our established levels of reserves; (11) incurrence of additional costs and expenses in connection with litigation, regulatory or investigatory matters; (12) increases in our maintenance and replacement costs as we age our fleet, and decreases in our equipment’s residual value; (13) inability to sell used fleet; (14) challenges associated with past or future acquisitions, such as undiscovered liabilities and integration issues; (15) management turnover and inability to attract and retain key personnel; (16) our rates and time utilization being less than anticipated; (17) our costs being more than anticipated, the inability to realize expected savings and the inability to obtain key equipment and supplies; (18) disruptions in our information technology systems; (19) competition from existing and new competitors; and (20) labor difficulties and potential enactment of new legislation affecting our labor relations and operations generally. For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2010, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS
Cash and cash equivalents	$26	$203
Accounts receivable, net of allowance for doubtful accounts of $29 at September 30, 2011 and December 31, 2010	453	377
Inventory	56	39
Prepaid expenses and other assets	68	37
Deferred taxes	55	69

Total current assets	658	725
Rental equipment, net	2,587	2,280
Property and equipment, net	371	393
Goodwill and other intangible assets, net	332	227
Other long-term assets	57	68

Total assets	$4,005	$3,693

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$401	$229
Accounts payable	233	132
Accrued expenses and other liabilities	245	208

Total current liabilities	879	569
Long-term debt	2,529	2,576
Subordinated convertible debentures	87	124
Deferred taxes	397	385
Other long-term liabilities	58	59

Total liabilities	3,950	3,713

Temporary equity (note 6)	41	—

Common stock—$0.01 par value, 500,000,000 shares authorized, 62,648,356 and 60,621,338 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	478	492
Accumulated deficit	(528)	(600)
Accumulated other comprehensive income	63	87

Total stockholders’ equity (deficit)	14	(20)

Total liabilities and stockholders’ equity (deficit)	$4,005	$3,693

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Equipment rentals	$604	$507	$1,562	$1,337
Sales of rental equipment	42	32	115	104
Sales of new equipment	24	19	60	59
Contractor supplies sales	23	24	66	73
Service and other revenues	20	23	62	67

Total revenues	713	605	1,865	1,640

Cost of revenues:
Cost of equipment rentals, excluding depreciation	261	237	740	668
Depreciation of rental equipment	110	98	312	289
Cost of rental equipment sales	27	22	73	74
Cost of new equipment sales	19	15	48	49
Cost of contractor supplies sales	15	16	45	51
Cost of service and other revenues	7	8	24	26

Total cost of revenues	439	396	1,242	1,157

Gross profit	274	209	623	483
Selling, general and administrative expenses	103	95	298	271
Restructuring charge	2	7	5	19
Non-rental depreciation and amortization	13	14	39	43

Operating income	156	93	281	150
Interest expense, net	57	55	170	170
Interest expense—subordinated convertible debentures	1	2	5	6
Other expense (income), net	2	(2)	(2)	(3)

Income (loss) from continuing operations before provision (benefit) for income taxes	96	38	108	(23)
Provision (benefit) for income taxes	31	15	35	(18)

Income (loss) from continuing operations	65	23	73	(5)
Loss from discontinued operation, net of taxes	—	—	(1)	—

Net income (loss)	$65	$23	$72	$(5)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.04	$0.37	$1.18	$(0.09)
Loss from discontinued operation	—	—	(0.01)	—

Net income (loss)	$1.04	$0.37	$1.17	$(0.09)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.91	$0.33	$1.00	$(0.09)
Loss from discontinued operation	—	—	(0.01)	—

Net income (loss)	$0.91	$0.33	$0.99	$(0.09)

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In millions)

	Common Stock		Additional			Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income(Loss)	Comprehensive Income (Loss)
Balance at December 31, 2010	61	$1	$492	$(600)		$87
Comprehensive income:
Net income				72	$72
Other comprehensive loss:
Foreign currency translation adjustments					(23)	(23)
Fixed price diesel swaps					(1)	(1)

Comprehensive income					$48

Stock compensation expense, net			9
Exercise of common stock options	2		31
4 percent Convertible Senior Notes (1)			(47)
Shares repurchased and retired			(7)

Balance at September 30, 2011	63	$1	$478	$(528)		$63

(1)	Reflects a reduction due to our 4 percent Convertible Senior Notes being convertible at September 30, 2011 (an amount equal to the unamortized portion of the original issue discount was reclassified out of stockholders’ equity (deficit) and is reflected as “temporary equity” in our condensed consolidated balance sheets as of September 30, 2011), and a reduction reflecting the excess of the cash transferred upon conversion of a portion of the 4 percent Convertible Senior Notes during the nine months ended September 30, 2011 over the principal amount of the converted notes, net of cash received from the option counterparties to our convertible note hedges upon the conversion. See note 6 to our condensed consolidated financial statements for additional detail.

See accompanying notes.

UNITED RENTALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$72	$(5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	351	332
Amortization of deferred financing costs and original issue discounts	17	17
Gain on sales of rental equipment	(42)	(30)
Gain on sales of non-rental equipment	(2)	(1)
Stock compensation expense, net	9	6
Restructuring charge	5	19
Loss on repurchase/redemption of debt securities	—	3
Loss on retirement of subordinated convertible debentures	1	—
Increase (decrease) in deferred taxes	16	(35)
Changes in operating assets and liabilities:
Increase in accounts receivable	(60)	(62)
Increase in inventory	(17)	(4)
Increase (decrease) in prepaid expenses and other assets	(11)	62
Increase in accounts payable	101	39
Increase in accrued expenses and other liabilities	13	2

Net cash provided by operating activities	453	343
Cash Flows From Investing Activities:
Purchases of rental equipment	(631)	(287)
Purchases of non-rental equipment	(24)	(20)
Proceeds from sales of rental equipment	115	104
Proceeds from sales of non-rental equipment	11	6
Purchases of other companies	(198)	—

Net cash used in investing activities	(727)	(197)
Cash Flows From Financing Activities:
Proceeds from debt	1,462	1,481
Payments of debt, including subordinated convertible debentures	(1,383)	(1,625)
Proceeds from the exercise of common stock options	31	—
Shares repurchased and retired	(7)	(1)
Cash paid in connection with the 4 percent Convertible Senior Notes and related hedge, net	(11)	—
Excess tax benefits from share-based payment arrangements, net	—	(2)

Net cash provided by (used in) financing activities	92	(147)
Effect of foreign exchange rates	5	2

Net (decrease) increase in cash and cash equivalents	(177)	1
Cash and cash equivalents at beginning of period	203	169

Cash and cash equivalents at end of period	$26	$170

Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes, net	$20	$(49)
Cash paid for interest, including subordinated convertible debentures	141	140

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

During the nine months ended September 30, 2011, we completed the acquisitions of Venetor Group (“Venetor”), a seven location equipment rental company in Canada located in the province of Ontario, GulfStar Rental Solutions, LP (“GulfStar”), a three location power and HVAC (“heating, ventilating and air conditioning”) equipment rental company located in Texas and Louisiana, and Ontario Laser Rentals Ltd. (“Ontario Laser”), a two location trench safety equipment rental company in Canada located in the province of Ontario. Venetor, GulfStar and Ontario Laser had annual revenues of approximately $50, $15 and $20, respectively. Our cash flows for the nine months ended September 30, 2011 reflect an aggregate of $198 paid to purchase these companies. The purchase price allocations for these acquisitions are based on preliminary valuations and are subject to change as we obtain additional information during each acquisition’s measurement period.

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

Goodwill Impairment Testing. In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. We plan to early adopt this guidance for our annual goodwill impairment test that will be conducted as of October 1, 2011. This guidance is not expected to have a material effect on our financial condition or results of operations.

2. Segment Information

Our reportable segments are general rentals and trench safety, power and HVAC. The general rentals segment includes the rental of construction, infrastructure, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment comprises seven geographic regions—the Southwest, Gulf, Northwest, Southeast, Midwest, East, and Northeast Canada—and operates throughout the United States and Canada. The trench safety, power and HVAC segment includes the rental of specialty construction products and related services. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada. These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

The following tables set forth financial information by segment. Information related to our condensed consolidated balance sheets is presented as of September 30, 2011 and December 31, 2010.

	Trench safety,	Trench safety,	Trench safety,
	General rentals	Trench safety, power and HVAC	Total
Three Months Ended September 30, 2011
Equipment rentals	$540	$64	$604
Sales of rental equipment	40	2	42
Sales of new equipment	22	2	24
Contractor supplies sales	21	2	23
Service and other revenues	20	—	20

Total revenue	643	70	713
Depreciation and amortization expense	116	7	123
Segment operating income	132	26	158
Three Months Ended September 30, 2010
Equipment rentals	$466	$41	$507
Sales of rental equipment	30	2	32
Sales of new equipment	17	2	19
Contractor supplies sales	22	2	24
Service and other revenues	23	—	23

Total revenue	558	47	605
Depreciation and amortization expense	105	7	112
Segment operating income	87	13	100
Nine Months Ended September 30, 2011
Equipment rentals	$1,419	$143	$1,562
Sales of rental equipment	110	5	115
Sales of new equipment	54	6	60
Contractor supplies sales	61	5	66
Service and other revenues	60	2	62

Total revenue	1,704	161	1,865
Depreciation and amortization expense	330	21	351
Segment operating income	242	44	286
Capital expenditures	595	60	655
Nine Months Ended September 30, 2010
Equipment rentals	$1,233	$104	$1,337
Sales of rental equipment	96	8	104
Sales of new equipment	54	5	59
Contractor supplies sales	68	5	73
Service and other revenues	65	2	67

Total revenue	1,516	124	1,640
Depreciation and amortization expense	314	18	332
Segment operating income	144	25	169
Capital expenditures	288	19	307

	September 30, 2011	December 31, 2010
Total reportable segment assets
General rentals	$3,627	$3,458
Trench safety, power and HVAC	378	235

Total assets	$4,005	$3,693

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

The following is a reconciliation of segment operating income to total Company operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total reportable segment operating income	$158	$100	$286	$169
Unallocated restructuring charge	(2)	(7)	(5)	(19)

Operating income	$156	$93	$281	$150

3. Restructuring and Asset Impairment Charges

Over the past several years, we have been focused on reducing our operating costs. In connection with this strategy, and in recognition of the challenging economic environment, we reduced our employee headcount from approximately 10,900 at December 31, 2007 to approximately 7,500 at September 30, 2011. Additionally, we reduced our branch network from 697 at December 31, 2007 to 541 at September 30, 2011. The restructuring charges for the three and nine months ended September 30, 2011 and 2010 include severance costs associated with our headcount reductions, as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities.

The table below provides certain information concerning our restructuring charges:

	Reserve Balance at	Reserve Balance at	Reserve Balance at	Reserve Balance at
Description	Reserve Balance at December 31, 2010	Charged to Costs and Expenses(1)	Payments and Other	Reserve Balance at September 30, 2011
Branch closure charges	$26	$4	$(11)	$19
Severance costs	2	1	(3)	—

Total	$28	$5	$(14)	$19

(1)	Reflected in our condensed consolidated statements of operations as “Restructuring charge.”

We have incurred total restructuring charges between January 1, 2008 and September 30, 2011 of $89, comprised of $70 of branch closure charges and $19 of severance costs. We expect that the restructuring activity will be substantially complete by the end of 2011.

In addition to the restructuring charges discussed above, the Company recorded asset impairment charges of $1 during the nine months ended September 30, 2011, and $1 and $3 during the three and nine months ended September 30, 2010, respectively. The asset impairment charges primarily relate to write-offs of leasehold improvements and other fixed assets which were recognized in connection with the consolidation of our branch network discussed above, and are reflected in non-rental depreciation and amortization in the accompanying condensed consolidated statements of operations.

4. Derivatives

We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of September 30, 2011, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our condensed consolidated statements of operations during the period in which the changes in fair value occur.

We are exposed to certain risks relating to our ongoing business operations. During the three and nine months ended September 30, 2011, the primary risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At September 30, 2011, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the nine months ended September 30, 2011, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At September 30, 2011, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

purchase Canadian dollars, which were all settled as of September 30, 2011, represented derivative instruments not designated as hedging instruments.

Fixed Price Diesel Swaps

The fixed price swap contracts on diesel purchases that were outstanding at September 30, 2011 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of operations during the current period. As of September 30, 2011, we had outstanding fixed price swap contracts covering 5.9 million gallons of diesel which will be purchased throughout 2011 and 2012.

Foreign Currency Forward Contracts

The forward contracts to purchase Canadian dollars, which were all settled as of September 30, 2011, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our condensed consolidated statements of operations during the period in which the changes in fair value occurred. During the nine months ended September 30, 2011, forward contracts were used to purchase $221 Canadian dollars, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the nine months ended September 30, 2011. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.

Financial Statement Presentation

As of September 30, 2011 and December 31, 2010, less than $1 was reflected in prepaid expenses and other assets, $2 and $0, respectively, were reflected in accrued expenses and other liabilities, and $1 and less than $1, respectively, were reflected in accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.

The effect of our derivative instruments on our condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 was as follows:

		Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative		Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative		Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$	*		$	*

	Cost of equipment rentals, excluding depreciation (2), (3)		*	$(7)		*	$(3)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net		—	—		5	(5)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

		Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative		Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative		Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$	*		$	*

	Cost of equipment rentals, excluding depreciation (2), (3)		1	$(17)		*	$(8)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net		4	(4)		12	(12)

*	Amounts are insignificant (less than $1).
(1)	Represents the ineffective portion of the fixed price diesel swaps.
(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.
(3)	Amounts recognized on hedged item reflect purchases of 1.7 million and 1.1 million gallons of diesel covered by the fixed price swaps during the three months ended September 30, 2011 and 2010, respectively, and purchases of 4.3 million and 2.7 million gallons of diesel covered by the fixed price swaps during the nine months ended September 30, 2011 and 2010, respectively.

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

Assets and Liabilities Measured at Fair Value

As of September 30, 2011 and December 31, 2010, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of September 30, 2011, less than $1 and $2 were reflected in prepaid expenses and other assets, and accrued expenses and other liabilities, respectively, in our condensed consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As of December 31, 2010, less than $1 was reflected in prepaid expenses and other assets in our condensed consolidated balance sheets reflecting the fair value of the fixed price diesel swaps contracts. As discussed in note 4 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of September 30, 2011, we have fixed price swap contracts that mature throughout 2011 and 2012 covering 5.9 million gallons of diesel which we will buy at the average contract price of $3.91 per gallon, while the average forward price for the hedged gallons was $3.64 per gallon as of September 30, 2011.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

Fair Value of Financial Instruments

The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our senior secured asset-based revolving credit facility (“ABL facility”), accounts receivable securitization facility and 1 7/8 percent Convertible Senior Subordinated Notes approximate their book values as of September 30, 2011 and December 31, 2010. The estimated fair values of our other financial instruments as of September 30, 2011 and December 31, 2010 have been calculated based upon available market information or an appropriate valuation technique, and are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Subordinated convertible debentures	$87	$64	$124	$92
Senior and senior subordinated notes	1,859	1,881	1,854	2,020
Other debt, including capital leases (1)	24	21	25	20

(1)	Primarily comprised of capital leases, the fair value of which is determined using the expected present value of the leases.

6. Debt and Subordinated Convertible Debentures

Debt consists of the following:

	September 30, 2011	December 31, 2010
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$269	$221
$1.360 billion ABL Facility (2)	756	683
10 7/8 percent Senior Notes	489	488
9 1/4 percent Senior Notes	493	492
8 3/8 percent Senior Subordinated Notes	750	750
1 7/8 percent Convertible Senior Subordinated Notes	22	22
Other debt, including capital leases	24	25

Total URNA and subsidiaries debt	2,803	2,681

Holdings:
4 percent Convertible Senior Notes (3)	127	124

Total debt (4)	2,930	2,805
Less short-term portion (5)	(401)	(229)

Total long-term debt	$2,529	$2,576

(1)	In September 2011, we amended our accounts receivable securitization facility. The amended facility became effective on September 28, 2011 and expires on September 26, 2012. The amended facility may be extended on a 364-day basis by mutual agreement of the Company and the purchasers under the facility. The amended facility provides for , among other things, (i) a decrease in the facility size from $325 to $300, (ii) adjustments to the receivables subject to purchase, (iii) generally lower borrowing costs, which are based on commercial paper rates plus a specified spread, and (iv) a commitment fee based on the utilization of the facility. Borrowings under the amended facility will continue to be reflected as short-term debt on our condensed consolidated balance sheets. Key provisions of the amended facility include the following:
•

borrowings are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans by a specified amount. As of September 30, 2011, there were $399 of receivables in the collateral pool;

•	the receivables in the collateral pool are the lenders’ only source of repayment;
•	upon early termination of the facility, no new amounts will be advanced under the facility and collections on the receivables securing the facility will be used to repay the outstanding borrowings;
•

standard termination events including, without limitation, a change of control of Holdings, URNA or certain of its subsidiaries, a failure to make payments, a failure to comply with standard default, delinquency, dilution and days sales outstanding covenants, or breach of certain financial ratio covenants under the ABL facility.

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

At September 30, 2011, $5 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 1.1 percent at September 30, 2011. During the nine months ended September 30, 2011, the monthly average amount outstanding under the accounts receivable securitization facility, including the former facility and the amended facility, was $218, and the weighted-average interest rate thereon was 1.5 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility, including the former facility and the amended facility, during the nine months ended September 30, 2011 was $269.

(2)	At September 30, 2011, $553 was available under our ABL facility, net of $51 of letters of credit. The interest rate applicable to the ABL facility was 3.4 percent at September 30, 2011. During the nine months ended September 30, 2011, the monthly average amount outstanding under the ABL facility was $689, and the weighted-average interest rate thereon was 3.4 percent. The maximum month-end amount outstanding under the ABL facility during the nine months ended September 30, 2011 was $768. As discussed in note 10 to the condensed consolidated financial statements, in October 2011, we amended the ABL facility. The amended facility, which expires on October 13, 2016, provides for, among other things, an increase in the facility size from $1.36 billion to $1.80 billion, an uncommitted incremental increase in the size of the facility of up to $500, and generally lower borrowing costs.
(3)	The difference between the September 30, 2011 carrying value of the 4 percent Convertible Senior Notes and the $168 principal amount reflects the $41 unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized through the maturity date of November 15, 2015. Because the 4 percent Convertible Senior Notes were convertible at September 30, 2011, an amount equal to the $41 unamortized portion of the original issue discount is separately classified in our condensed consolidated balance sheets and referred to as “temporary equity.” Based on the price of our common stock during the first and second quarters of 2011, holders of the 4 percent Convertible Senior Notes had the right to convert the notes during the second and third quarters of 2011 at a conversion price of $11.11 per share of common stock, and $5 of the 4 percent Convertible Senior Notes were converted during the nine months ended September 30, 2011. Based on the price of our common stock during the third quarter of 2011, holders of the 4 percent Convertible Senior Notes have the right to convert the notes during the fourth quarter of 2011 at the initial conversion price of $11.11 per share of common stock. Between October 1, 2011 (the beginning of the fourth quarter) and October 14, 2011, none of the 4 percent Convertible Senior Notes were converted.
(4)

In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6  1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6  1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. Total debt at September 30, 2011 and December 31, 2010 excludes $87 and $124, respectively, of these Debentures, which are separately classified in our condensed consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflect the obligation to our subsidiary that has issued the QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the Trust. During the nine months ended September 30, 2011, we purchased an aggregate of $37 of QUIPS for $36. In connection with this transaction, we retired $37 principal amount of our subordinated convertible debentures and recognized a loss of $1, inclusive of the write-off of capitalized debt issuance costs. This loss is reflected in interest expense-subordinated convertible debentures in our condensed consolidated statements of operations. As discussed in note 10 to the condensed consolidated financial statements, we have provided notice to holders of the QUIPS that we will redeem $32 of the QUIPS in October 2011. In connection with this redemption, we will retire $32 principal amount of our subordinated convertible debentures.

(5)	As of September 30, 2011, our short-term debt primarily reflects $269 of borrowings under our accounts receivable securitization facility and $127 of 4 percent Convertible Senior Notes. The 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt because they are convertible at September 30, 2011.

Convertible Note Hedge Transactions

        In connection with the November 2009 issuance of $173 aggregate principal amount of 4 percent Convertible Senior Notes, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity (deficit). The convertible note hedge transactions cover, subject to anti-dilution adjustments, 15.1 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Senior Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Senior Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $20.00 or $25.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 3.4 million or 5.7 million shares, respectively. During the nine months ended September 30, 2011, $5 of the 4 percent Convertible Senior Notes were converted at an effective conversion price of $13.70. Upon the conversion of the $5 of the notes, we received $1 from the hedge counterparties, and recognized a $1 increase in additional paid-in capital. Additionally, upon the conversion of the $5 of the 4 percent Convertible

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

Senior Notes, additional paid-in capital was reduced by $7 reflecting the excess of the cash transferred upon settlement over the $5 principal amount that was settled.

Loan Covenants and Compliance

As of September 30, 2011, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

As discussed in note 10 to the condensed consolidated financial statements, in October 2011, we amended the ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility. Both of these covenants were suspended on June 9, 2009 because the availability, as defined in the agreement governing the ABL facility then in effect, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through September 30, 2011, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our amended accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

8. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. Diluted earnings per share for the three months ended September 30, 2010 excludes the impact of approximately 3.0 million common stock equivalents, since the effect of including these securities would be anti-dilutive. Diluted earnings (loss) per share for the nine months ended September 30, 2011 and 2010 excludes the impact of approximately 2.4 million and 9.2 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Income (loss) from continuing operations	$65	$23	$73	$(5)
Convertible debt interest—1 7/8 percent notes	—	—	—	—
Subordinated convertible debt interest	1	—	—	—

Income (loss) from continuing operations available to common stockholders	66	23	73	(5)
Loss from discontinued operation	—	—	(1)	—

Net income (loss) available to common stockholders	$66	$23	$72	$(5)

Denominator:
Denominator for basic earnings (loss) per share—weighted-average common shares	62,640	60,531	61,996	60,417
Effect of dilutive securities:
Employee stock options and warrants	633	383	1,215	—
Convertible subordinated notes—1 7/8 percent	1,015	5,275	1,015	—
Convertible subordinated notes—4 percent	6,379	1,592	8,578	—
Subordinated convertible debentures	2,122	—	—	—
Restricted stock units	545	751	630	—

Denominator for diluted earnings (loss) per share—adjusted weighted-average common shares	73,334	68,532	73,434	60,417
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.04	$0.37	$1.18	$(0.09)
Loss from discontinued operation	—	—	$(0.01)	—

Net income (loss)	$1.04	$0.37	$1.17	$(0.09)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.91	$0.33	$1.00	$(0.09)
Loss from discontinued operation	—	—	(0.01)	—

Net income (loss)	$0.91	$0.33	$0.99	$(0.09)

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

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$4	$—	$22	$—	$—	$26
Accounts receivable, net	—	8	9	98	338	—	453
Intercompany receivable (payable)	112	(849)	747	(149)	—	139	—
Inventory	—	31	17	8	—	—	56
Prepaid expenses and other assets	—	49	2	17	—	—	68
Deferred taxes	—	50	4	1	—	—	55

Total current assets	112	(707)	779	(3)	338	139	658
Rental equipment, net	—	1,312	849	426	—	—	2,587
Property and equipment, net	43	175	126	27	—	—	371
Investments in subsidiaries	217	2,077	436	—	—	(2,730)	—
Goodwill and other intangibles, net	—	97	101	134	—	—	332
Other long-term assets	7	50	—	—	—	—	57

Total assets	$379	$3,004	$2,291	$584	$338	$(2,591)	$4,005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$127	$2	$—	$3	$269	$—	$401
Accounts payable	—	129	69	35	—	—	233
Accrued expenses and other liabilities	39	125	43	38	—	—	245

Total current liabilities	166	256	112	76	269	—	879
Long-term debt	—	2,365	139	25	—	—	2,529
Subordinated convertible debentures	87	—	—	—	—	—	87
Deferred taxes	16	163	171	47	—	—	397
Other long-term liabilities	55	3	—	—	—	—	58

Total liabilities	324	2,787	422	148	269	—	3,950

Temporary equity (note 6)	41	—	—	—	—	—	41
Total stockholders’ equity (deficit)	14	217	1,869	436	69	(2,591)	14

Total liabilities and stockholders’ equity (deficit)	$379	$3,004	$2,291	$584	$338	$(2,591)	$4,005

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

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$284	$213	$107	$—	$—	$604
Sales of rental equipment	—	25	11	6	—	—	42
Sales of new equipment	—	10	6	8	—	—	24
Contractor supplies sales	—	12	6	5	—	—	23
Service and other revenues	—	11	5	4	—	—	20

Total revenues	—	342	241	130	—	—	713

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	126	97	38	—	—	261
Depreciation of rental equipment	—	57	35	18	—	—	110
Cost of rental equipment sales	—	16	7	4	—	—	27
Cost of new equipment sales	—	8	5	6	—	—	19
Cost of contractor supplies sales	—	7	4	4	—	—	15
Cost of service and other revenues	—	6	1	—	—	—	7

Total cost of revenues	—	220	149	70	—	—	439

Gross profit	—	122	92	60	—	—	274
Selling, general and administrative expenses	7	40	35	17	4	—	103
Restructuring charge	—	1	1	—	—	—	2
Non-rental depreciation and amortization	4	4	2	3	—	—	13

Operating (loss) income	(11)	77	54	40	(4)	—	156
Interest expense (income), net	3	51	(7)	2	1	7	57
Interest expense-subordinated convertible debentures	1	—	—	—	—	—	1
Other (income) expense, net	(19)	17	12	2	(10)	—	2

Income before provision (benefit) for income taxes	4	9	49	36	5	(7)	96
Provision (benefit) for income taxes	2	(20)	34	9	6	—	31

Income (loss) before equity in net earnings (loss) of subsidiaries	2	29	15	27	(1)	(7)	65
Equity in net earnings (loss) of subsidiaries	63	34	20	—	—	(117)	—

Net income (loss)	$65	$63	$35	$27	$(1)	$(124)	$65

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$255	$180	$72	$—	$—	$507
Sales of rental equipment	—	15	12	5	—	—	32
Sales of new equipment	—	11	4	4	—	—	19
Contractor supplies sales	—	11	8	5	—	—	24
Service and other revenues	—	12	5	6	—	—	23

Total revenues	—	304	209	92	—	—	605

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	119	87	31	—	—	237
Depreciation of rental equipment	—	54	32	12	—	—	98
Cost of rental equipment sales	—	9	9	4	—	—	22
Cost of new equipment sales	—	9	3	3	—	—	15
Cost of contractor supplies sales	—	7	6	3	—	—	16
Cost of service and other revenues	—	6	1	1	—	—	8

Total cost of revenues	—	204	138	54	—	—	396

Gross profit	—	100	71	38	—	—	209
Selling, general and administrative expenses	12	44	20	14	5	—	95
Restructuring charge	—	2	5	—	—	—	7
Non-rental depreciation and amortization	4	6	3	1	—	—	14

Operating (loss) income	(16)	48	43	23	(5)	—	93
Interest expense (income), net	3	49	3	(1)	1	—	55
Interest expense-subordinated convertible debentures	2	—	—	—	—	—	2
Other (income) expense, net	(17)	12	7	4	(8)	—	(2)

(Loss) income before (benefit) provision for income taxes	(4)	(13)	33	20	2	—	38
(Benefit) provision for income taxes	(2)	(7)	19	4	1	—	15

(Loss) income before equity in net earnings (loss) of subsidiaries	(2)	(6)	14	16	1	—	23
Equity in net earnings (loss) of subsidiaries	25	31	—	—	—	(56)	—

Net income (loss)	$23	$25	$14	$16	$1	$(56)	$23

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$756	$540	$266	$—	$—	$1,562
Sales of rental equipment	—	66	32	17	—	—	115
Sales of new equipment	—	27	15	18	—	—	60
Contractor supplies sales	—	30	19	17	—	—	66
Service and other revenues	—	33	16	13	—	—	62

Total revenues	—	912	622	331	—	—	1,865

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	360	265	115	—	—	740
Depreciation of rental equipment	—	165	101	46	—	—	312
Cost of rental equipment sales	—	42	21	10	—	—	73
Cost of new equipment sales	—	22	12	14	—	—	48
Cost of contractor supplies sales	—	20	13	12	—	—	45
Cost of service and other revenues	—	15	5	4	—	—	24

Total cost of revenues	—	624	417	201	—	—	1,242

Gross profit	—	288	205	130	—	—	623
Selling, general and administrative expenses	20	111	100	52	15	—	298
Restructuring charge	—	3	2	—	—	—	5
Non-rental depreciation and amortization	11	12	11	5	—	—	39

Operating (loss) income	(31)	162	92	73	(15)	—	281
Interest expense (income), net	9	155	(4)	3	3	4	170
Interest expense-subordinated convertible debentures	5	—	—	—	—	—	5
Other (income) expense, net	(51)	42	27	8	(28)	—	(2)

Income (loss) before provision (benefit) for income taxes	6	(35)	69	62	10	(4)	108
Provision (benefit) for income taxes	2	(18)	28	18	5	—	35

Income (loss) from continuing operations	4	(17)	41	44	5	(4)	73
Loss from discontinued operation, net of taxes	—	(1)	—	—	—	—	(1)

Income (loss) before equity in net earnings (loss) of subsidiaries	4	(18)	41	44	5	(4)	72
Equity in net earnings (loss) of subsidiaries	68	86	40	—	—	(194)	—

Net income (loss)	$72	$68	$81	$44	$5	$(198)	$72

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$695	$458	$184	$—	$—	$1,337
Sales of rental equipment	—	53	34	17	—	—	104
Sales of new equipment	—	33	13	13	—	—	59
Contractor supplies sales	—	32	24	17	—	—	73
Service and other revenues	—	36	17	14	—	—	67

Total revenues	—	849	546	245	—	—	1,640

Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	335	242	91	—	—	668
Depreciation of rental equipment	—	160	96	33	—	—	289
Cost of rental equipment sales	—	37	25	12	—	—	74
Cost of new equipment sales	—	28	10	11	—	—	49
Cost of contractor supplies sales	—	23	17	11	—	—	51
Cost of service and other revenues	—	16	6	4	—	—	26

Total cost of revenues	—	599	396	162	—	—	1,157

Gross profit	—	250	150	83	—	—	483
Selling, general and administrative expenses	21	126	70	40	14	—	271
Restructuring charge	—	11	8	—	—	—	19
Non-rental depreciation and amortization	10	18	12	3	—	—	43

Operating (loss) income	(31)	95	60	40	(14)	—	150
Interest expense (income), net	9	156	5	(3)	3	—	170
Interest expense-subordinated convertible debentures	6	—	—	—	—	—	6
Other (income) expense, net	(46)	34	24	9	(24)	—	(3)

(Loss) income before (benefit) provision for income taxes	—	(95)	31	34	7	—	(23)
(Benefit) provision for income taxes	—	(54)	18	14	4	—	(18)

(Loss) income before equity in net (loss) earnings of subsidiaries	—	(41)	13	20	3	—	(5)
Equity in net (loss) earnings of subsidiaries	(5)	36	—	—	—	(31)	—

Net (loss) income	$(5)	$(5)	$13	$20	$3	$(31)	$(5)

UNITED RENTALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Nine Months Ended September 30, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$3	$192	$215	$83	$(40)	$—	$453
Net cash used in investing activities	(11)	(221)	(219)	(276)	—	—	(727)
Net cash provided by financing activities	8	29	4	11	40	—	92
Effect of foreign exchange rates	—	—	—	5	—	—	5

Net decrease in cash and cash equivalents	—	—	—	(177)	—	—	(177)
Cash and cash equivalents at beginning of period	—	4	—	199	—	—	203

Cash and cash equivalents at end of period	$—	$4	$—	$22	$—	$—	$26

CONDENSED CONSOLIDATING CASH FLOW INFORMATION

For the Nine Months Ended September 30, 2010

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$12	$271	$70	$45	$(55)	$—	$343
Net cash used in investing activities	(10)	(69)	(75)	(43)	—	—	(197)
Net cash (used in) provided by financing activities	(2)	(200)	2	(2)	55	—	(147)
Effect of foreign exchange rates	—	—	—	2	—	—	2

Net increase (decrease) in cash and cash equivalents	—	2	(3)	2	—	—	1
Cash and cash equivalents at beginning of period	—	5	3	161	—	—	169

Cash and cash equivalents at end of period	$—	$7	$—	$163	$—	$—	$170

10. Subsequent Events

In October 2011, we amended our ABL facility. The amended facility, which expires on October 13, 2016, provides for, among other things, an increase in the facility size from $1.36 billion to $1.80 billion, an uncommitted incremental increase in the size of the facility of up to $500, and generally lower borrowing costs. As discussed in note 6 to the condensed consolidated financial statements, subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Additionally, we have provided notice to holders of the QUIPS that we will redeem $32 of the QUIPS in October 2011. In connection with this redemption, we will retire $32 principal amount of our subordinated convertible debentures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)

Executive Overview

We are the largest equipment rental company in the world, with an integrated network of 541 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $4.3 billion, and a national branch network that operates in 48 states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is better maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.

We offer approximately 2,900 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 84 percent of total revenues for the nine months ended September 30, 2011.

Late in the first quarter of 2010, we began to see signs of a recovery in some of our end markets; this recovery continued at a modest level through the remainder of 2010. During the nine months ended September 30, 2011, year over year, our rental rates increased 6.0 percent and the volume of OEC on rent increased 14.1 percent, which we believe reflects modest improvements in our operating environment, a secular shift from ownership to the rental of construction-related equipment, and our increased focus on National Accounts and other large customers. Although there is no certainty that these trends will continue, we believe that our strategy will strengthen our leadership position in a recovery. Our strategy is to optimize our core rental business through customer segmentation, rate management and fleet management; achieve differentiation and a competitive advantage through customer service excellence; and maintain a disciplined approach to cost control.

Financial Overview

Income (loss) from continuing operations. Income (loss) from continuing operations and diluted earnings (loss) per share from continuing operations for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income (loss) from continuing operations	$65	$23	$73	$(5)
Diluted earnings (loss) per share from continuing operations	$0.91	$0.33	$1.00	$(0.09)

Income (loss) from continuing operations and diluted earnings (loss) per share from continuing operations for the three and nine months ended September 30, 2011 and 2010 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Contribution to income from continuing operations	Impact on diluted earnings per share from continuing operations	Contribution to income from continuing operations	Impact on diluted earnings per share from continuing operations	Contribution to income from continuing operations	Impact on diluted earnings per share from continuing operations	Contribution to loss from continuing operations	Impact on diluted loss per share from continuing operations
Restructuring charge (1)	$(1)	$(0.01)	$(4)	$(0.06)	$(3)	$(0.04)	$(11)	$(0.20)
Loss on repurchases/redemptions of debt securities and retirement of subordinated convertible debentures	—	—	—	—	*	(0.01)	(2)	(0.03)
Asset impairment charge (2)	—	—	(1)	(0.01)	(1)	(0.01)	(2)	(0.04)

*	Amount is less than $1.
(1)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.
(2)	As discussed in note 3 to the condensed consolidated financial statements, this charge primarily reflects write-offs of leasehold improvements and other fixed assets.

In addition to the matters discussed above, our 2011 performance reflects increased gross profit from equipment rentals and sales of rental equipment. Additionally, and as discussed below (see “Income taxes”), our results for the nine months ended September 30, 2010 included a tax benefit of $18.

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

The table below provides a reconciliation between net income (loss) and EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$65	$23	$72	$(5)
Loss from discontinued operation, net of taxes	—	—	1	—
Provision (benefit) for income taxes	31	15	35	(18)
Interest expense, net	57	55	170	170
Interest expense – subordinated convertible debentures	1	2	5	6
Depreciation of rental equipment	110	98	312	289
Non-rental depreciation and amortization	13	14	39	43

EBITDA	$277	$207	$634	$485
Restructuring charge (1)	2	7	5	19
Stock compensation expense, net (2)	3	2	9	6

Adjusted EBITDA	$282	$216	$648	$510

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$453	$343
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Loss from discontinued operation, net of taxes	1	—
Amortization of deferred financing costs and original issue discounts	(17)	(17)
Gain on sales of rental equipment	42	30
Gain on sales of non-rental equipment	2	1
Restructuring charge (1)	(5)	(19)
Stock compensation expense, net (2)	(9)	(6)
Loss on repurchase/redemption of debt securities	—	(3)
Loss on retirement of subordinated convertible debentures	(1)	—
Changes in assets and liabilities	7	65
Cash paid for interest, including subordinated convertible debentures	141	140
Cash paid (received) for income taxes, net	20	(49)

EBITDA	$634	$485
Add back:
Restructuring charge (1)	5	19
Stock compensation expense, net (2)	9	6

Adjusted EBITDA	$648	$510

(1)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.
(2)	Represents non-cash, share-based payments associated with the granting of equity instruments.

For the three months ended September 30, 2011, EBITDA increased $70, or 33.8 percent, and adjusted EBITDA increased $66, or 30.6 percent, primarily reflecting increased profit from equipment rentals. For the three months ended September 30, 2011, EBITDA margin increased 4.6 percentage points to 38.8 percent, and adjusted EBITDA margin increased 3.9 percentage points to 39.6 percent, primarily reflecting increased margins from equipment rentals and contractor supplies sales, and improved selling, general and administrative leverage. For the nine months ended September 30, 2011, EBITDA increased $149, or 30.7 percent, and adjusted EBITDA increased $138, or 27.1 percent, primarily reflecting increased profit from equipment rentals. For the nine months ended September 30, 2011, EBITDA margin increased 4.4 percentage points to 34.0 percent, and adjusted EBITDA margin increased 3.6 percentage points to 34.7 percent, primarily reflecting increased margins from equipment rentals, sales of rental equipment, sales of new equipment and contractor supplies sales, and improved selling, general and administrative leverage.

Results of Operations

As discussed in note 2 to our condensed consolidated financial statements, our reportable segments are general rentals and trench safety, power and HVAC (“heating, ventilating and air conditioning”). The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment operates throughout the United States and Canada. The trench safety, power and HVAC segment includes the rental of equipment for underground construction, temporary power, climate control and disaster recovery, and related services such as training. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. The trench safety, power and HVAC segment operates throughout the United States and in Canada.

As discussed in note 2 to our condensed consolidated financial statements, we aggregate our seven geographic regions—the Southwest, Gulf, Northwest, Southeast, Midwest, East, and Northeast Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended September 30, 2011, certain of our regions had equipment rentals gross margin that varied by between 10 percent and 15 percent from the equipment rentals gross margin of the aggregated general rentals’ regions over the same period. Although the margins for these regions exceeded a 10 percent variance level for this five year period, we expect convergence going forward given management’s focus on cost cutting, improved processes and fleet sharing. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.

These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.

Revenues by segment were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended September 30, 2011
Equipment rentals	$540	$64	$604
Sales of rental equipment	40	2	42
Sales of new equipment	22	2	24
Contractor supplies sales	21	2	23
Service and other revenues	20	—	20

Total revenue	$643	$70	$713

Three Months Ended September 30, 2010
Equipment rentals	$466	$41	$507
Sales of rental equipment	30	2	32
Sales of new equipment	17	2	19
Contractor supplies sales	22	2	24
Service and other revenues	23	—	23

Total revenue	$558	$47	$605

Nine Months Ended September 30, 2011
Equipment rentals	$1,419	$143	$1,562
Sales of rental equipment	110	5	115
Sales of new equipment	54	6	60
Contractor supplies sales	61	5	66
Service and other revenues	60	2	62

Total revenue	$1,704	$161	$1,865

Nine Months Ended September 30, 2010
Equipment rentals	$1,233	$104	$1,337
Sales of rental equipment	96	8	104
Sales of new equipment	54	5	59
Contractor supplies sales	68	5	73
Service and other revenues	65	2	67

Total revenue	$1,516	$124	$1,640

Equipment rentals. For the three months ended September 30, 2011, equipment rentals of $604 increased $97, or 19.1 percent, as compared to the same period in 2010, primarily reflecting a 15.0 percent increase in the volume of OEC on rent and a 7.5 percent rental rate increase. Rental rate changes are calculated based on the year over year variance in average contract rates, weighted by the current period revenue mix. Equipment rentals represented 85 percent of total revenues for the three months ended September 30, 2011. On a segment basis, equipment rentals represented 84 percent and 91 percent of total revenues for the three months ended September 30, 2011 for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $74, or 15.9 percent, primarily reflecting a 13.6 percent increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC equipment rentals increased $23, or 56.1 percent, primarily reflecting an increase in the volume of OEC on rent. Trench safety, power and HVAC average OEC for the three months ended September 30, 2011 increased 58.4 percent as compared to the same period in 2010, including the impact of the acquisitions described below (see “Recent Developments”). Capitalizing on the demand for the higher margin power and temperature control equipment rented by our trench safety, power and HVAC segment has been a key component of our strategy in 2011.

For the nine months ended September 30, 2011, equipment rentals of $1,562 increased $225, or 16.8 percent, as compared to the same period in 2010, primarily reflecting a 14.1 percent increase in the volume of OEC on rent and a 6.0 percent rental rate increase. Equipment rentals represented 84 percent of total revenues for the nine months ended September 30, 2011. On a segment basis, equipment rentals represented 83 percent and 89 percent of total revenues for the nine months ended September 30, 2011 for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $186, or 15.1 percent, primarily reflecting a 13.1 percent increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC equipment rentals increased $39, or 37.5 percent, primarily reflecting an increase in the volume of OEC on rent. Trench safety, power and HVAC average OEC for the nine months ended September 30, 2011 increased 40.2 percent as compared to the same period in 2010, including the impact of the acquisitions described below (see “Recent Developments”).

Sales of rental equipment. For the three and nine months ended September 30, 2011, sales of rental equipment represented approximately 6 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and nine months ended September 30, 2011, sales of rental equipment increased 31.3 percent and 10.6 percent, respectively, as compared to the same periods in 2010, primarily reflecting improved pricing and changes in the mix of equipment sold.

Sales of new equipment. For the three and nine months ended September 30, 2011, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and nine months ended September 30, 2011, sales of new equipment increased 26.3 percent and 1.7 percent, respectively, as compared to the same periods in 2010. The increase for the three months ended September 30, 2011 primarily reflects changes in the mix of equipment sold and improved pricing.

Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the three and nine months ended September 30, 2011, contractor supplies sales represented approximately 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and nine months ended September 30, 2011, contractor supplies sales decreased 4.2 percent and 9.6 percent, respectively, as compared to the same periods in 2010, primarily reflecting a reduction in the volume of supplies sold, partially offset by improved pricing and product mix.

Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services (including parts sales). For the three and nine months ended September 30, 2011, service and other revenues represented approximately 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and nine months ended September 30, 2011, service and other revenues decreased 13.0 percent and 7.5 percent, respectively, as compared to the same periods in 2010, primarily reflecting decreased software license and related revenues.

Segment Operating Income

Segment operating income and operating margin were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended September 30, 2011
Operating Income	$132	$26	$158
Operating Margin	20.5%	37.1%	22.2%
Three Months Ended September 30, 2010
Operating Income	$87	$13	$100
Operating Margin	15.6%	27.7%	16.5%
Nine Months Ended September 30, 2011
Operating Income	$242	$44	$286
Operating Margin	14.2%	27.3%	15.3%
Nine Months Ended September 30, 2010
Operating Income	$144	$25	$169
Operating Margin	9.5%	20.2%	10.3%

The following is a reconciliation of segment operating income to total Company operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total reportable segment operating income	$158	$100	$286	$169
Unallocated restructuring charge	(2)	(7)	(5)	(19)

Operating income	$156	$93	$281	$150

General rentals. For the three and nine months ended September 30, 2011, operating income increased by $45 and $98, respectively, and operating margin increased by 4.9 and 4.7 percentage points, respectively, from 2010, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment.

Trench safety, power and HVAC. For the three and nine months ended September 30, 2011, operating income increased by $13 and $19, respectively, and operating margin increased by 9.4 and 7.1 percentage points, respectively, from 2010, reflecting increased gross margins from equipment rentals and improved selling, general and administrative leverage, partially offset by decreased margins from sales of rental equipment. The 2011 improvements in operating income also reflect our strategic focus on the higher margin power and temperature control equipment rented by the trench safety, power and HVAC segment. Trench safety, power and HVAC average OEC for the three months and nine months ended September 30, 2011 increased 58.4 percent and 40.2 percent, respectively, as compared to 2010, including the impact of the acquisitions described below (see “Recent Developments”).

Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total gross margin	38.4%	34.5%	33.4%	29.5%
Equipment rentals	38.6%	33.9%	32.7%	28.4%
Sales of rental equipment	35.7%	31.3%	36.5%	28.8%
New equipment sales	20.8%	21.1%	20.0%	16.9%
Contractor supplies sales	34.8%	33.3%	31.8%	30.1%
Service and other revenues	65.0%	65.2%	61.3%	61.2%

For the three months ended September 30, 2011, total gross margin increased 3.9 percentage points as compared to the same period in 2010, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 4.7 percentage points, primarily reflecting a 7.5 percent rental rate increase and a 2.2 percentage point increase in time utilization, which is calculated by dividing the amount of time equipment is on rent by the amount of time we have owned the equipment, partially offset by increases in certain variable costs (such as repairs and maintenance) associated with higher rental volume. Additionally, compensation costs increased due to increased profit sharing associated with improved profitability. For the three months ended September 30, 2011 and 2010, time utilization was 73.5 percent and 71.3 percent, respectively. The 73.5 percent time utilization for the three months ended September 30, 2011 is a record for the Company. The 4.4 percentage point increase in gross margins from sales of rental equipment primarily reflects improved pricing. Gross margins from sales of rental equipment may change in future periods if the mix of the channels (primarily retail and auction) that we use to sell rental equipment changes.

For the nine months ended September 30, 2011, total gross margin increased 3.9 percentage points as compared to the same period in 2010, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 4.3 percentage points, primarily reflecting a 6.0 percent rental rate increase and a 4.1 percentage point increase in time utilization, partially offset by increases in certain variable costs (such as repairs and maintenance) associated with higher rental volume. Additionally, compensation costs increased due to increased profit sharing associated with improved profitability. For the nine months ended September 30, 2011 and 2010, time utilization was 68.5 percent and 64.4 percent, respectively. The 7.7 percentage point increase in gross margins from sales of rental equipment primarily reflects improved pricing.

Selling, general and administrative expenses (“SG&A”). SG&A expense information for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total SG&A expenses	$103	$95	$298	$271
SG&A as a percentage of revenue	14.4%	15.7%	16.0%	16.5%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, third-party professional fees, management salaries and clerical and administrative overhead. For the three months ended September 30, 2011, SG&A expense of $103 increased $8 as compared to 2010. The increase in SG&A primarily reflects increased commissions and bonuses associated with improved profitability. As a percentage of revenue, SG&A decreased 1.3 percentage points year over year.

For the nine months ended September 30, 2011, SG&A expense of $298 increased $27 as compared to 2010. The increase in SG&A primarily reflects increased commissions and bonuses associated with improved profitability, and the absence of a benefit of $4 which we recognized in the nine months ended September 30, 2010 related to an insurance reimbursement of professional fees for regulatory matters that were previously expensed by the Company. As a percentage of revenue, SG&A decreased 0.5 percentage points year over year.

Restructuring charge. For the three and nine months ended September 30, 2011, restructuring charges of $2 and $5, respectively, primarily relate to branch closure charges due to continuing lease obligations at vacant facilities. For the three and nine months ended September 30, 2010, restructuring charges of $7 and $19, respectively, primarily related to the closure of 10 and 27 branches, respectively. Additionally, the nine months ended September 30, 2010 included a reduction in headcount of approximately 600. We expect that the restructuring activity will be substantially complete by the end of 2011.

Interest expense, net for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest expense, net	$57	$55	$170	$170

Interest expense, net for the three and nine months ended September 30, 2011 increased $2, or 4 percent, and was flat, respectively, as compared to the same periods in 2010. Interest expense, net for the nine months ended September 30, 2010 included a loss of $3 related to repurchases or redemptions of $459 principal amount of our outstanding debt.

Other expense (income), net was $2 and $(2) for the three months ended September 30, 2011 and 2010, respectively, and $(2) and $(3) for the nine months ended September 30, 2011 and 2010, respectively. As discussed in note 4 to our condensed consolidated financial statements, other expense (income), net for the three months ended September 30, 2010 includes (i) a gain of $5 associated with foreign currency forward contracts and (ii) a loss of $5 associated with the revaluation of certain Canadian dollar denominated intercompany loans. Other expense (income), net for the nine months ended September 30, 2011 and 2010 includes (i) gains of $4 and $12, respectively, associated with foreign currency forward contracts and (ii) losses of $4 and $12, respectively, associated with the revaluation of certain Canadian dollar denominated intercompany loans.

Income taxes. The following table summarizes our continuing operations provision (benefit) for income taxes and the related effective tax rates for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income (loss) from continuing operations before provision (benefit) for income taxes	$96	$38	$108	$(23)
Provision (benefit) for income taxes	31	15	35	(18)
Effective tax rate	32.3%	39.5%	32.4%	78.3%

The differences between the 2011 and 2010 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relate to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges.

Accounting for income taxes generally requires companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year (the effective tax rate approach). However, as of September 30, 2010, we were unable to reliably estimate the effective tax rate for the full year 2010, and calculated taxes for the three and nine months ended September 30, 2010 based on actual year-to-date pre-tax income, rather than a full-year forecast.

Balance sheet. Accounts receivable, net increased by $76, or 20.2 percent, from December 31, 2010 to September 30, 2011 primarily due to a seasonal increase in business activity. Inventory increased by $17, or 43.6 percent, from December 31, 2010 to September 30, 2011 primarily due to increased equipment and parts inventory. Prepaid expenses and other assets increased by $31, or 83.8 percent, from December 31, 2010 to September 30, 2011 primarily due to increased receivables due from certain vendors for advertising expenses related to increased capital expenditures, cash placed in escrow related to the acquisitions described below (see “Recent Developments”), and the timing of insurance premium payments. Goodwill and other intangible assets, net increased by $105, or 46.3 percent, from December 31, 2010 to September 30, 2011 primarily due to the acquisitions described below. Accounts payable increased by $101, or 76.5 percent, from December 31, 2010 to September 30, 2011 primarily due to increased capital expenditures and a seasonal increase in business activity.

Recent Developments

During the nine months ended September 30, 2011, we completed the acquisitions of Venetor Group (“Venetor”), a seven location equipment rental company in Canada located in the province of Ontario, GulfStar Rental Solutions, LP (“GulfStar”), a three location power and HVAC (“heating, ventilating and air conditioning”) equipment rental company located in Texas and Louisiana, and Ontario Laser Rentals Ltd. (“Ontario Laser”), a two location trench safety equipment rental company in Canada located in the province of Ontario. Venetor, GulfStar and Ontario Laser had annual revenues of approximately $50, $15 and $20, respectively.

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

As discussed in note 6 to our condensed consolidated financial statements, during the nine months ended September 30, 2011, we purchased an aggregate of $37 of QUIPS for $36. In connection with this transaction, we retired $37 principal amount of our subordinated convertible debentures and recognized a loss of $1, inclusive of the write-off of capitalized debt issuance costs. This loss is reflected in interest expense-subordinated convertible debentures in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2011, we recognized losses of less than $1 associated with the conversion of $1 and $5, respectively, of our 4 percent Convertible Senior Notes. These losses are reflected in interest expense, net in our condensed consolidated statements of operations.

As discussed in note 6 to the condensed consolidated financial statements, in September 2011, we amended our accounts receivable securitization facility. The amended facility expires on September 26, 2012 and may be extended on a 364-day basis by mutual agreement of the Company and the purchasers under the facility. The amended facility provides for, among other things, a decrease in the facility size from $325 to $300, adjustments to the receivables subject to purchase, and generally lower borrowing costs. As discussed in note 10 to our condensed consolidated financial statements, in October 2011, we amended our ABL facility. The amended facility, which expires on October 13, 2016, provides for, among other things, an increase in the facility size from $1.36 billion to $1.80 billion, an uncommitted incremental increase in the size of the facility of up to $500, and generally lower borrowing costs. As discussed in note 10 to our condensed consolidated financial statements, we have provided notice to holders of the QUIPS that we will redeem $32 of the QUIPS in October 2011. In connection with this redemption, we will retire $32 principal amount of our subordinated convertible debentures.

Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our senior secured asset-based revolving credit facility (“ABL facility”) and accounts receivable securitization facility. As of September 30, 2011, we had (i) $553 of borrowing capacity, net of $51 of letters of credit, available under the ABL facility, (ii) $5 of borrowing capacity available under the accounts receivable securitization facility and (iii) cash and cash equivalents of $26. Cash equivalents at September 30, 2011 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.

As of September 30, 2011, $756 and $269 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. The interest rates applicable to the ABL facility and the accounts receivable securitization facility at September 30, 2011 were 3.4 percent and 1.1 percent, respectively. During the nine months ended September 30, 2011, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility, including the former facility and the amended facility, were $689 and $218, respectively, and the weighted-average interest rates thereon were 3.4 percent and 1.5 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility, including the former facility and the amended facility, during the nine months ended September 30, 2011 were $768 and $269, respectively. During the nine months ended September 30, 2011, the maximum amount outstanding under the ABL facility exceeded the average amount outstanding primarily due to additional borrowings used to settle a Canadian dollar denominated intercompany loan. During the nine months ended September 30, 2011, the maximum amount outstanding under the accounts receivable securitization facility exceeded the average amount outstanding primarily due to seasonal and cyclical growth in the balance of the collateral underlying the accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility at September 30, 2011 was less than the weighted-average interest rate for the accounts receivable securitization facility, including the former facility and the amended facility, during the nine months ended September 30, 2011, due to lower borrowing costs in the amended facility.

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

To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of October 14, 2011 were as follows:

	Corporate Rating	Outlook
Moody’s	B2	Stable
Standard & Poor’s	B	Positive
Fitch	B	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.

The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility. Our gross and net rental capital expenditures have increased significantly in 2011 relative to 2010. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $516 and $183 during the nine months ended September 30, 2011 and 2010, respectively.

Loan Covenants and Compliance. As of September 30, 2011, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

As discussed in note 10 to the condensed consolidated financial statements, in October 2011, we amended the ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility. Both of these covenants were suspended on June 9, 2009 because the availability, as defined in the agreement governing the ABL facility then in effect, had exceeded 20 percent of the maximum revolver amount under the ABL facility. Since the June 9, 2009 suspension date and through September 30, 2011, availability under the ABL facility has exceeded 10 percent of the maximum revolver amount under the ABL facility and, as a result, these maintenance covenants remained inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our amended accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.

As of September 30, 2011, primarily due to losses sustained in prior years, URNA had limited restricted payment capacity under the most restrictive restricted payment covenants in the indentures governing its outstanding indebtedness. Although this limited capacity restricts our ability to move operating cash flows to Holdings, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations due to certain intercompany arrangements.

Sources and Uses of Cash. During the nine months ended September 30, 2011, we (i) generated cash from operating activities of $453, (ii) generated cash from the sale of rental and non-rental equipment of $126 and (iii) received cash from debt proceeds, net of payments of $79. We used cash during this period principally to (i) purchase rental and non-rental equipment of $655 and (ii) purchase other companies for $198. During the nine months ended September 30, 2010, we (i) generated cash from operating activities of $343, including $55 related to a federal tax refund and

(ii) generated cash from the sale of rental and non-rental equipment of $110. We used cash during this period principally to (i) purchase rental and non-rental equipment of $307 and (ii) fund payments on debt, net of proceeds, of $144.

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

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$453	$343
Purchases of rental equipment	(631)	(287)
Purchases of non-rental equipment	(24)	(20)
Proceeds from sales of rental equipment	115	104
Proceeds from sales of non-rental equipment	11	6
Excess tax benefits from share-based payment arrangements, net	—	(2)

Free cash (usage) flow	$(76)	$144

Free cash usage for the nine months ended September 30, 2011 was $76, a decrease of $220 as compared to free cash flow of $144 for the nine months ended September 30, 2010. As noted above, net cash provided by operating activities for the nine months ended September 30, 2010 included a $55 federal tax refund. Excluding the impact of this refund, free cash flow decreased primarily due to increased purchases of rental equipment, partially offset by increased net cash provided by operating activities.

Certain Information Concerning Off-Balance Sheet Arrangements. We lease real estate and non-rental equipment under operating leases as a regular business activity. As part of some of our non-rental equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $10. Under current circumstances, we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. This potential liability was not reflected on our balance sheet as of September 30, 2011 or any prior date as we believe that proceeds from the sale of the equipment under these operating leases would approximate the payment obligation.

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

Interest Rate Risk. As of September 30, 2011, we had an aggregate of $1,025 of indebtedness that bears interest at variable rates, comprised of $756 of borrowings under the ABL facility and $269 of borrowings under our accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. The interest rates applicable to our variable rate debt on September 30, 2011 were 3.4 percent for the ABL facility and 1.1 percent for the accounts receivable securitization facility. As of September 30, 2011, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $7 for each one percentage point increase in the interest rates applicable to our variable rate debt.

At September 30, 2011, we had an aggregate of $2.0 billion of indebtedness that bears interest at fixed rates, including our subordinated convertible debentures. A one percentage point decrease in market interest rates as of September 30, 2011 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.

Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2010 relative to the Company as a whole, a 10 percent change in this exchange rate would cause our annual after-tax earnings to change by approximately $4. As discussed in note 4 to our condensed consolidated financial statements, during the nine months ended September 30, 2011, we recognized foreign currency losses of $4 associated with the revaluation of certain Canadian dollar denominated intercompany loans, however these losses were offset by gains of $4 recognized on forward contracts to purchase Canadian dollars, and the aggregate foreign currency impact of the intercompany loans and forward contracts did not have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

Equity Price Risk. In connection with the November 2009 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity (deficit). The convertible note hedge transactions cover, subject to anti-dilution adjustments, 15.1 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $20.00 or $25.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 3.4 million or 5.7 million shares, respectively. Based on the price of our common stock during the first and second quarters of 2011, holders of the 4 percent Convertible Notes had the right to convert the notes during the second and third quarters of 2011 at the initial conversion price of $11.11 per share of common stock. During the nine months ended September 30, 2011, $5 of the 4 percent Convertible Notes were converted at an effective conversion price of $13.70. Upon the conversion of the $5 of the notes, we received $1 from the hedge counterparties, and recognized a $1 increase in additional paid-in capital. Additionally, upon the conversion of the $5 of the 4 percent Convertible Senior Notes, additional paid-in capital was reduced by $7, reflecting the excess of the cash transferred upon settlement over the $5 principal amount that was settled. Based on the price of our common stock during the third quarter of 2011, holders of the 4 percent Convertible Notes have the right to convert the notes during the fourth quarter of 2011 at the initial conversion price of $11.11 per share of common stock. Between October 1, 2011 (the beginning of the fourth quarter) and October 14, 2011, none of the 4 percent Convertible Senior Notes were converted.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2011. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under note 7 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments and should be read in conjunction with note 15 to our consolidated financial statements for the year ended December 31, 2010 filed on Form 10-K on February 1, 2011, note 7 to our unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2011 filed on Form 10-Q on April 19, 2011 and note 7 to our unaudited condensed consolidated financial statements for the quarterly period ended June 30, 2011 filed on Form 10-Q on July 19, 2011.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the third quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 1, 2011 to July 31, 2011	6,321	$25.59
August 1, 2011 to August 31, 2011	5,446	$17.14
September 1, 2011 to September 30, 2011	2,857	$17.22

Total (1)	14,624

(1)	The shares were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

Item 6.	Exhibits

3(a)	Restated Certificate of Incorporation of United Rentals, Inc., dated March 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)

3(b)	By-laws of United Rentals, Inc., amended as of December 20, 2010 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on December 23, 2010)

10(a)	Second Amended and Restated Purchase and Contribution Agreement, dated as of September 28, 2011, by and among United Rentals Receivables LLC II, United Rentals, Inc., United Rentals (North America), Inc. and United Rentals Northwest, Inc. (without annexes) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on October 4, 2011)

10(b)	Second Amended and Restated Receivables Purchase Agreement, dated as of September 28, 2011, by and among Credit Agricole Corporate and Investment Bank, The Bank of Nova Scotia, Atlantic Asset Securitization LLC, Liberty Street Funding LLC, United Rentals Receivables LLC II and United Rentals, Inc. (without annexes) (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on October 4, 2011)

12.1*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101***	The following materials from the Quarterly Report on Form 10-Q for the Company and URNA, for the quarter ended September 30, 2011, filed on October 18, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.
***	Submitted pursuant to Rule 406T of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated: October 17, 2011	By:	/S/ JOHN J. FAHEY

John J. Fahey Vice President, Controller
and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated: October 17, 2011	By:	/S/ JOHN J. FAHEY

John J. Fahey Vice President, Controller
and Principal Accounting Officer