Form 10-K
period 2011-12-31
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2012-01-25
CIK 1047166, 1067701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
Commission File Number 1-14387
United Rentals, Inc.
Commission File Number 1-13663
United Rentals (North America), Inc.
(Exact Names of Registrants as Specified in Their Charters)

__________________________________________________________________________________________

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
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐     No ☑
As of June 30, 2011 there were 62,607,743 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2011 was approximately $1.38 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $25.40.
As of January 23, 2012, there were 62,909,022 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.
Documents incorporated by reference: Portions of United Rentals, Inc.’s Proxy Statement related to the 2012 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 27, 2012, are incorporated by reference into Part III of this annual report.

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
Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•
we and/or RSC Holdings, Inc. (“RSC”) may be unable to obtain stockholder or regulatory approvals required in connection with our proposed acquisition of RSC, or we may be required to accept conditions that could reduce the anticipated benefits of the merger as a condition to obtaining regulatory approvals;

•
the length of time necessary to consummate the proposed acquisition of RSC may be longer than anticipated, and our business and/or RSC's business may suffer as a result of uncertainty surrounding the proposed transaction;

•	the possibility that RSC or other companies that we have acquired or may acquire could have undiscovered liabilities may strain our management capabilities or may be difficult to integrate;

•
our highly leveraged capital structure, which will increase as a result of the proposed acquisition of RSC, requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

•	inability to benefit from government spending associated with stimulus-related construction projects;

•	restrictive covenants in our debt instruments, which can limit our financial and operational flexibility;

•	noncompliance with financial or other covenants in our debt agreements, which could result in our lenders terminating our credit facilities and requiring us to repay outstanding borrowings;

•	inability to access the capital that our businesses or growth plans may require;

•	inability to manage credit risk adequately or to collect on contracts with a large number of customers;

•	the outcome or other potential consequences of regulatory matters and commercial litigation;

•	incurrence of additional expenses (including indemnification obligations) and other costs in connection with litigation, regulatory and investigatory matters;

•	increases in our maintenance and replacement costs if we age our fleet, and decreases in the residual value of our equipment;

•	inability to sell our new or used fleet in the amounts, or at the prices, we expect;

•	turnover in our management team and inability to attract and retain key personnel;

•	rates we can charge and time utilization we can achieve being less than anticipated;

•	costs we incur being more than anticipated, and the inability to realize expected savings in the amounts or time frames planned;

•	dependence on key suppliers to obtain equipment and other supplies for our business on acceptable terms;

•	competition from existing and new competitors;

•	disruptions in our information technology systems;

•	the costs of complying with environmental and safety regulations;

•
labor disputes, work stoppages or other labor difficulties, which may impact our productivity, and potential enactment of new legislation or other changes in law affecting our labor relations or operations generally;

•	shortfalls in our insurance coverage;

•	adverse developments in our existing claims or significant increases in new claims; and

1

•	other factors discussed under Item 1A–Risk Factors and elsewhere in this annual report.
We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

2

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
Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2012.

Item 1.    Business
General
United Rentals is the largest equipment rental company in the world and our network consists of 529 rental locations in the United States and Canada. We offer approximately 3,000 classes of equipment for rent to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners, and government entities. In 2011, we generated total revenues of $2.6 billion, including $2.2 billion of equipment rental revenue.
As of December 31, 2011, our fleet of rental equipment included approximately 230,000 units. The total original equipment cost of our fleet (“OEC”), based on the initial consideration paid, was $4.3 billion and $3.8 billion at December 31, 2011 and 2010, respectively. The fleet includes:

•
General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment and material handling equipment, which accounted for approximately 41 percent of our total 2011 equipment rental revenue;

•	Aerial work platforms, such as boom lifts and scissor lifts, which accounted for approximately 39 percent of our total 2011 equipment rental revenue;

•	General tools and light equipment, such as pressure washers, water pumps, generators, heaters and power tools, which accounted for approximately 8 percent of our total 2011 equipment rental revenue;

•
Trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, which accounted for approximately 6 percent of our total 2011 equipment rental revenue; and

•
Power and HVAC (“heating, ventilating and air conditioning”) equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, which accounted for approximately 6 percent of our total 2011 equipment rental revenue.

In addition to renting equipment, we sell new and used equipment as well as related contractor supplies, parts and service.
Proposed Acquisition of RSC Holdings, Inc.
On December 15, 2011, we entered into a definitive merger agreement with RSC Holdings, Inc. (“RSC”), pursuant to which we have agreed to acquire RSC in a cash-and-stock transaction that ascribes a total enterprise value of $4.2 billion to RSC. RSC is one of the largest providers of rental equipment in North America, focusing on industrial, maintenance and non-residential construction markets, with approximately $2.7 billion of equipment at original cost as of September 30, 2011. At the effective time of the merger, each outstanding share of RSC common stock will be converted into the right to receive $10.80 in cash and 0.2783 of a share of our common stock. Total cash consideration paid to holders of RSC common stock is expected to be approximately $1.1 billion and we anticipate issuing approximately 29 million shares of common stock in the merger. In addition, at the effective time of the merger, the size of our board of directors will be increased as three of RSC's current independent directors designated by RSC will be appointed to our board of directors. The cash portion of the merger will be financed through new debt issuances and drawing on current loan facilities. In connection with the proposed merger, we intend to re-pay the outstanding amounts on RSC's existing senior secured credit facilities and senior secured notes due 2017, which totaled $854 million as of September 30, 2011, and assume all of RSC's remaining $1.4 billion of unsecured debt after such repayment.
The parties' obligations to complete the merger are subject to several conditions including, among others, (i) approval of the transaction by our stockholders and RSC stockholders, (ii) notification and clearance under certain antitrust statutes, (iii) delivery of tax opinions and a solvency opinion, (iv) the absence of any change, event, circumstance or development from the date of the merger agreement until the effective time of the merger, that has had or is reasonably likely to have a material adverse effect on us or RSC, and (v) other customary conditions, including the items described in our Current Report on Form

8-K filed December 21, 2011. We expect the merger to close in the first half of 2012.

As previously announced, our Board has indicated its intention to authorize a stock buyback of up to $200 million of the Company's common stock after closing of the RSC acquisition. Our current intention is to complete the stock buyback within six to twelve months after closing of the RSC acquisition. It is currently expected that the stock buyback will be financed by drawing on current loan facilities.
Strategy
For the past several years, we have focused on optimizing the profitability of our core rental business through revenue growth and margin expansion. To achieve this objective, we have developed a strategy focused on customer segmentation, rate management, fleet management and disciplined cost control. Additionally, we are continuing to strengthen our competitiveness through customer service excellence. This strategy calls for a superior standard of service to customers, often provided through a single point of contact; an increasing proportion of revenues derived from larger accounts; and a targeted presence in industrial and specialty markets.
Although the economic environment continued to present challenges for both our Company and the U.S. equipment rental industry in 2011, we succeeded in realizing a number of achievements related to our strategy. For the full year 2011, compared with 2010, these achievements included:

•	A 6.1 percent increase in rental rates;

•	A 13.4 percent increase in the volume of OEC on rent;

•	A 3.5 percentage point increase in time utilization on a larger fleet;

•
An increase in the proportion of equipment rental revenues derived from National Account customers, from 31 percent in 2010 to 35 percent in 2011. National Accounts are generally defined as customers with potential annual equipment rental spend of at least $500,000 or customers doing business in multiple locations;

•
Continued improvement in customer service management, including an increase in the proportion of equipment rental revenues derived from accounts that are managed by a single point of contact from 51 percent in 2010 to 55 percent in 2011. Establishing a single point of contact for our key accounts helps us to provide customer service management that is more consistent and satisfactory. Additionally, we expanded our centralized Customer Care Center (“CCC”). The CCC, which established a second base of operations in 2010, handled 10 percent more rental reservations in 2011 compared to 2010;

•	The continued optimization of our network of rental locations, including an increase in 2011 of 7, or 9 percent, in the number of our trench safety, power and HVAC rental locations; and

•	A 0.8 percentage point improvement in selling, general and administrative expenses as a percentage of revenue.
In 2012, we will continue to focus on optimizing our core business through diligent management of the rental process, the strengthening of our customer service capabilities, and sustained cost efficiencies. Additionally, we will focus on:

•	Leveraging technology and training to improve rental rate performance and to optimize the transportation of our rental equipment to and from customer jobsites;

•
Further increasing the proportion of our revenues derived from National Accounts and other large customers through customer segmentation. To the extent that we are successful, we believe that we can improve our equipment rental gross margin and overall profitability over time, as large accounts tend to rent more equipment for longer periods and can be serviced more cost effectively than short-term transactional customers;

•
Accelerating our pursuit of opportunities in the industrial marketplace, where we believe our depth of resources and branch footprint give us a competitive advantage. Additionally, industrial equipment demand is subject to different cyclical pressures than construction demand, making our aggregate end markets less volatile; and

•	Further capitalizing on the demand for the higher-margin power and climate control equipment rented by our trench safety, power and HVAC business.
Industry Overview and Economic Outlook
We serve four principal end markets for equipment rental in North America: commercial, infrastructure, industrial and residential. In 2011, based on an analysis of our charge customers’ Standard Industrial Classification (“SIC”) codes:

•
Commercial (private non-residential) construction rentals related to the construction and remodeling of office, retail, lodging and healthcare and other commercial facilities represented approximately 54 percent of our rental revenues;

•	Industrial rentals to manufacturers, chemical companies, paper mills, railroads, ship builders, utilities and other industries represented approximately 22 percent of our rental revenues;

•
Infrastructure (private and public non-residential) construction rentals related to the building of public structures such as bridges, highways, power plants and airports represented approximately 18 percent of our rental revenues; and

•	Residential rentals for the construction and renovation of homes represented approximately 6 percent of our rental revenues.
Although overall construction activity remained weak in 2011, our performance was strong. Compared with the prior year, our rental rates increased 6.1 percent and the volume of OEC on rent increased 13.4 percent. We believe these two metrics reflect a combination of positive factors: a modest improvement in our operating environment; a secular shift from customer ownership to the rental of construction equipment; and the benefit of our strategy, particularly our increased focus on National Accounts and other large customers. Although there is no certainty that these trends will continue, we believe that our strategy has already put us in a position to capitalize on our industry leadership and customer service differentiation in a recovery.
In 2012, based on our analysis of leading industry forecasts and broader economic indicators, we expect most of our end markets to continue to recover at a modest pace. Specifically, we estimate that U.S. spending on private non-residential construction, our primary end market, will show a single-digit percentage increase over 2011.
Competitive Advantages
We believe that we benefit from the following competitive advantages:
Large and Diverse Rental Fleet. Our large and diverse fleet allows us to serve large customers that require substantial quantities and/or wide varieties of equipment. We believe our ability to serve such customers should allow us to improve our performance and enhance our market leadership position.
We manage our rental fleet, which is the largest and most comprehensive in the industry, utilizing a life-cycle approach that focuses on satisfying customer demand and optimizing utilization levels. As part of this life-cycle approach, we closely monitor repairs and maintenance expense and can anticipate, based on our extensive experience with a large and diverse fleet, the optimum time to dispose of an asset. Our fleet age, which is calculated on a unit-weighted basis, was 46.4 months at December 31, 2011 compared with 47.7 months at December 31, 2010.
Significant Purchasing Power. We purchase large amounts of equipment, contractor supplies and other items, which enables us to negotiate favorable pricing, warranty and other terms with our vendors.
National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. Equipment rental revenues from National Account customers were approximately $750 million and $575 million in 2011 and 2010, respectively, and represented approximately 35 and 31 percent of our total equipment rental revenues in 2011 and 2010, respectively. With our continued focus on large National Accounts, we expect this percentage to increase over time.
Operating Efficiencies. We benefit from the following operating efficiencies:

•
Equipment Sharing Among Branches. We generally group our branches into districts of six to 10 locations that are in the same geographic area. Our districts are generally grouped into regions of seven to 11 districts. Each branch within a region can access equipment located elsewhere in the region. This sharing increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. Additionally, fleet sharing allows us to be more disciplined with our capital spend.

•
Customer Care Center. We have a CCC based in Tampa, Florida and Charlotte, North Carolina that handles all 1-800-UR-RENTS telephone calls. The CCC handles many of the 1-800-UR-RENTS telephone calls without having to route them to individual branches, which frees up branch employee time. In 2010, we established the North Carolina base of operations for the CCC, which facilitated the CCC’s handling of 10 percent more rental reservations in 2011 than in 2010. The CCC provides us with the ability to provide a more uniform quality experience to customers, manage fleet sharing more effectively and free up branch employee time.

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
Geographic and Customer Diversity. We have 529 rental locations in 48 states and 10 Canadian provinces and serve customers that range from Fortune 500 companies to small businesses and homeowners. We believe that our geographic and customer diversity provides us with many advantages including:

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
Employee Training Programs. We are dedicated to providing training and development opportunities to our employees. In 2011, our employees enhanced their skills through over 265,000 hours of training, including safety training, equipment-related training from our suppliers and online courses covering a variety of subjects.
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
Segment Information
We have two reportable segments–general rentals and trench safety, power and HVAC. Segment financial information is presented in note 4 to our consolidated financial statements. The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment comprises seven geographic regions–the Southwest, Gulf, Northwest, Southeast, Midwest, East, and the Northeast Canada–and operates throughout the United States and Canada. The trench safety, power and HVAC segment includes the rental of specialty construction products and related services. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada.
Products and Services
Our principal products and services are described below.
Equipment Rental. We offer for rent approximately 3,000 classes of rental equipment on an hourly, daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; trench safety equipment; power and HVAC equipment; and general tools and light equipment. The age of our fleet was 46.4 months at December 31, 2011, compared to 47.7 months at December 31, 2010.
Sales of Rental Equipment. We routinely sell used rental equipment and invest in new equipment in order to manage repairs and maintenance costs, as well as the composition and size of our fleet. We also sell used equipment in response to customer demand for this equipment. Consistent with the life-cycle approach we use to manage our fleet, the rate at which we replace used equipment with new equipment depends on a number of factors, including changing general economic conditions, growth opportunities, the market for used equipment, the age of the fleet and the need to adjust fleet composition to meet customer demand.
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
Sales of New Equipment. We sell equipment for many leading equipment manufacturers. The manufacturers that we represent and the brands that we carry include: Genie, JLG and Skyjack (aerial lifts); Multiquip, Wacker and Honda USA (compaction equipment, generators and pumps); Sullair (compressors); Skytrak and JLG (rough terrain reach forklifts); Takeuchi (skid-steer loaders); Terex (telehandlers); and DeWalt (generators). The type of new equipment that we sell varies by location.
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
RENTALMAN(R) and INFOMANAGER(R) Software. We have two subsidiaries that develop and market software. One of the subsidiaries develops and markets RENTALMAN(R), which is an enterprise resource planning application used by ourselves and most of the other largest equipment rental companies. The other subsidiary develops and markets INFOMANAGER(R), which provides a complete solution for creating an advanced business intelligence system. INFOMANAGER(R) helps with extracting raw data from transactional applications, transforming it into more useful information and saving it in a database that is specifically optimized for analytical use.
Customers
Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses and homeowners. In 2011, our largest customer accounted for less than one percent of our revenues and our top 10 customers in the aggregate accounted for approximately four percent of our revenues. Historically, over 90 percent of our business each year, as measured by equipment rental revenues, has been generated from previous customers.
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
E-Rentals. Our customers can rent or buy equipment online 24 hours a day, seven days a week, at our E-Rentals portal, which can be found at http://www.ur.com. Our customers can also use our UR data application to access real-time reports on their business activity with us.
Advertising. We promote our business through local and national advertising in various media, including trade publications, yellow pages, the Internet, radio and direct mail. We also regularly participate in industry trade shows and conferences and sponsor a variety of local promotional events.
Suppliers
Our strategic approach with respect to our suppliers is to maintain the minimum number of suppliers per category of equipment that can satisfy our anticipated volume and business requirements. This approach is designed to ensure the terms we negotiate are competitive and that there is sufficient product available to meet anticipated customer demand. We utilize a comprehensive selection process to determine our equipment vendors. We consider product capabilities and industry position, the terms being offered, product liability history, customer acceptance and financial strength. We estimate that our largest supplier accounted for approximately 19 percent of our 2011 purchases of equipment, measured on a dollar basis, and that our 10 largest suppliers in the aggregate accounted for approximately 68 percent of such purchases. We believe we have sufficient alternative sources of supply available for each of our major equipment categories.
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
Leveraging information technology to achieve greater efficiencies and improve customer service is a critical element of our strategy. In 2011, we made the following investments in the area of technology:

•
Pricing Optimization: We enhanced our price optimization software, which was deployed company-wide in 2010. We deployed a deal management application that allows us to evaluate and approve any preliminary pricing agreement the field employees enter into with a customer prior to approval in our systems. Our pricing system includes customer-centric pricing (differentiated pricing based on specific customer attributes) which is available in the branch rental system and is provided in real-time to our sales representatives in the field on their smartphones;

•
Field Automation Strategy and Technology: We continued to increase the use of wireless handheld computers with GPS capabilities and route optimization and dispatching software for the delivery and pick-up of our equipment to improve service to our customers while operating more efficiently in our branches. This program is now used at approximately 75 percent of our branches. We expect to complete the company-wide deployment of handheld GPS devices and route optimization and dispatching software in 2012;

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

•
Customer Service Scorecard: All of our branches utilize a customer service scorecard to improve and monitor their performance across five critical dimensions: service response time, on-time delivery, off-rent pick-up time, equipment availability and billing dispute resolution. In 2011, we made the scorecards available to our sales representatives at the customer level; and

•
Enterprise Data Warehouse: We initially implemented an enterprise data warehouse focused on supporting our customer service and sales force automation initiatives in 2009, and subsequently implemented additional reporting packages within the enterprise data warehouse focused on customer relationship management, sales force effectiveness, financial management, operations management and customer and product profitability. Additionally, automated campaigns and leads from internal and external data sources were routed to our sales force automation system to improve customer retention and increase our share of wallet.

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
Competition
The U.S. equipment rental industry is highly fragmented and competitive. As the largest equipment rental company in the industry, we estimate that we have an approximate nine percent market share and that the four largest companies, including RSC, account for approximately 24 percent of industry revenue, based on 2010 equipment rental revenues from construction and industrial equipment as measured by the American Rental Association (“ARA”). Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors that operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. The fragmented nature of the industry and our relatively small market share, however, may adversely impact our ability to mitigate rate pressure.
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
Employees
We have approximately 7,500 employees. Of these, approximately 2,500 are salaried personnel and approximately 5,000 are hourly personnel. Collective bargaining agreements relating to 65 separate locations cover approximately 650 of our employees. We monitor employee satisfaction through ongoing surveys and consider our relationship with our employees to be good.
Available Information
We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as our other SEC filings, available on our website, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our website address is http://www.ur.com. The information contained on our website is not incorporated by reference in this document.

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

Clearance of the proposed RSC merger from the Canadian Competition Bureau (the "Bureau") may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met. Any delay in completing the merger with RSC due to difficulties in obtaining regulatory approvals or satisfying other conditions may substantially reduce the benefits that we expect to obtain from the merger.
We must receive clearance with respect to the proposed merger with RSC. Although the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act expired on January 20, 2012, the Bureau may impose conditions on the completion of the merger or require changes to the terms of the merger agreement. These conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have a material adverse effect on the combined company following the completion of the merger. Although we and RSC have agreed in the merger agreement to use our reasonable best efforts to obtain the requisite governmental approvals and/or clearances, we cannot provide any assurance that clearance from the Bureau will be obtained or that there will not be any adverse consequences to our business or RSC's business resulting from the failure to obtain the clearance or from conditions that could be imposed in connection with obtaining the clearance, including divestitures or other operating restrictions upon us, RSC, the combined company or its subsidiaries. Clearance from the Bureau may not be obtained in a timely manner, and this could result in a delay in the consummation of the merger.
In addition to obtaining the required governmental clearances and approvals, the merger is subject to a number of other conditions beyond our control, including, among others, receipt of approvals from our or RSC's stockholders and the receipt of a solvency opinion with respect to the combined company. We cannot predict whether or when the conditions required to complete the merger will be satisfied. Moreover, RSC or URI may terminate the merger agreement if the merger is not consummated by June 15, 2012, except in certain limited circumstances or if the transaction date is extended. Under specified circumstances, RSC or URI may be required to pay significant fees to the other party in connection with the termination of the merger agreement. Any delay in completing the merger, or failure to complete the merger as a result of such delay, may materially adversely affect the synergies and other benefits that we expect to achieve if the merger and the integration of our and RSC's respective businesses are completed within the expected timeframe (the first half of 2012).
Combining our business with RSC's business following completion of the proposed merger may be more difficult, costly or time consuming than expected, which may adversely affect our results and negatively affect the value of our stock following consummation of the merger.
The success of the merger with RSC will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business and RSC's business. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the transaction may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be affected adversely. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, employees and suppliers or to achieve the anticipated benefits of the merger.
Issues that must be addressed in integrating the operations of RSC into our operations in order to realize the anticipated benefits of the merger include, among other things:

•	integrating and optimizing the utilization of our and RSC's rental equipment;

•	integrating our and RSC's marketing, information technology and other systems;

•	maintenance of the combined company's rental equipment portfolio;

•	conforming standards, controls, procedures and policies, business cultures and compensation structures between the companies;

•	consolidating the equipment purchasing, maintenance and resale operations;

•	consolidating corporate and administrative functions;

•	consolidating branch locations;

•	consolidating sales and marketing operations;

•	identifying and eliminating redundant and underperforming operations and assets;

•	the retention of key employees;

•	minimizing the diversion of management's attention from ongoing business concerns; and

•	the possibility of tax costs or inefficiencies associated with the integration of the operations of the combined company.

An inability to realize the full extent of the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect upon our revenues, level of expenses and operating results, which may adversely affect the value of our common stock after the completion of the merger.
In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate RSC's operations into ours, or to fully realize the anticipated benefits of the integration of the two companies.
The recent economic downturn, and resulting decreases in North American construction and industrial activities, adversely affected our revenues and operating results by decreasing the demand for our equipment and the prices that we could charge. A slowdown in the economic recovery or a decrease in general economic activity could have further adverse effects on our revenues and operating results.
Our rental equipment is used primarily in the private non-residential construction industry, which is cyclical in nature. Trench safety, power and HVAC equipment is principally used in connection with construction and industrial activities. Over the past several years, our industry has experienced a decline in construction and industrial activity, and we experienced weakness in our end markets, though we saw modest improvements in our operating environment in 2011. The weakness in our end markets led to a decrease in the demand for our equipment and the prices that we can charge and could lead to further decreases. Such decreases adversely affect our operating results by causing our revenues to decline and, because certain of our costs are fixed, our operating margins to be reduced. While many areas of the global economy are improving, a slowdown in the economic recovery or worsening of economic conditions, in particular with respect to North American construction and industrial activities, could cause further weakness in our end markets and adversely affect our revenues and operating results.
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
Our revenues and operating results may fluctuate from quarter to quarter or over the longer term due to a number of factors, which could adversely affect the trading value of our securities. These factors, in addition to general economic conditions and the factors discussed above under “Cautionary Statement Regarding Forward-Looking Statements”, include, but are not limited to:

•	seasonal rental patterns of our customers, with rental activity tending to be lower in the winter;

•	changes in the size of our rental fleet and/or in the rate at which we sell our used equipment;

•	changes in private non-residential construction spending or government funding for infrastructure and other construction projects;

•	changes in demand for, or utilization of, our equipment or in the prices we charge due to changes in economic conditions, competition or other factors;

•	commodity price pressures and the resultant increase in the cost of fuel and steel to our equipment suppliers, which can result in increased equipment costs for us;

•	other cost fluctuations, such as costs for employee-related compensation and healthcare benefits;

•	labor shortages, work stoppages or other labor difficulties;

•	potential enactment of new legislation affecting our operations or labor relations;

•	completion of acquisitions (including the proposed merger with RSC), divestitures or recapitalizations;

•	increases in interest rates and related increases in our interest expense and our debt service obligations;

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

•	currency risks and other risks of international operations.
Our common stock price has fluctuated significantly and may continue to do so in the future.
Our common stock price has fluctuated significantly and may continue to do so in the future for a number of reasons, including:

•	announcements of developments related to our business;

•	market perceptions of the pending merger with RSC and the likelihood of our involvement in other merger and acquisition activity;

•	variations in our revenues, gross margins, earnings or other financial results from investors’ expectations;

•	departure of key personnel;

•	purchases or sales of large blocks of our stock by institutional investors or transactions by insiders;

•	fluctuations in the results of our operations and general conditions in the economy, our market, and the markets served by our customers;

•	investor perceptions of the equipment rental industry in general and our Company in particular; and

•	the operating and stock performance of comparable companies or related industries.
In addition, prices in the stock market have been volatile over the past few years. In many cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our common stock could fluctuate in the future without regard to our or our competitors’ operating performance.
Our current level of indebtedness, which will increase upon completion of the RSC acquisition, exposes us to various risks.
At December 31, 2011, our total indebtedness was approximately $3.0 billion, including $55 million of subordinated convertible debentures. In the event that the proposed merger with RSC is completed, we intend to finance the cash portion of the RSC merger consideration and repay the outstanding amounts on RSC's existing senior secured credit facilities and senior secured notes due 2017 through new debt issuances and drawing on current loan facilities, and to assume all of RSC's existing unsecured debt. We estimate that the principal amount of our total indebtedness will increase by approximately $3.7 billion following completion of the RSC merger. Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

•	increase our vulnerability to adverse economic, industry or competitive developments;

•	require us to devote a substantial portion of our cash flow to debt service, reducing the funds available for other purposes or otherwise constraining our financial flexibility;

•
restrict our ability to move operating cash flows to Holdings. As of December 31, 2011, primarily due to losses sustained in prior years, URNA had limited restricted payment capacity under the most restrictive restricted payment covenants in the indentures governing its outstanding indebtedness;

•	affect our ability to obtain additional financing, particularly since substantially all of our assets are subject to security interests relating to existing indebtedness; and

•	decrease our profitability or cash flow.
Our increased indebtedness following consummation of the merger with RSC could further adversely affect our operations and liquidity. In addition to increasing the foregoing risks, our anticipated level of indebtedness could, among other things:

•	cause us to be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

•	cause us to be disadvantaged compared to competitors with less leverage;

•	result in a downgrade in our credit rating or the credit ratings of any of the indebtedness of our subsidiaries which could increase the cost of further borrowings; and

•	limit our ability to borrow additional monies in the future to fund working capital, capital expenditures and other general corporate purposes.
Further, if we are unable to service our indebtedness and fund our operations, we will be forced to adopt an alternative strategy that may include:

•	reducing or delaying capital expenditures;

•	limiting our growth;

•	seeking additional capital;

•	selling assets; or

•	restructuring or refinancing our indebtedness.
Even if we adopt an alternative strategy, the strategy may not be successful and we may continue to be unable to service our indebtedness and fund our operations.
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2011, we had $1,065 million of indebtedness that bears interest at variable rates, which we expect to increase following the RSC acquisition as we intend to finance a portion of the merger by drawing on our current loan facilities. Our variable rate indebtedness currently represents 35 percent of our total indebtedness, including our subordinated convertible debentures. We expect this percentage to decrease significantly following the RSC acquisition, as our variable rate indebtedness will represent a smaller portion of our total indebtedness following the acquisition. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to interest rate risk.
Despite our indebtedness level, which will increase in connection with the acquisition of RSC, following the acquisition, we may be able to incur substantially more debt and take other actions that could diminish our ability to make payments on our indebtedness when due, which could further exacerbate the risks associated with our level of indebtedness.
Despite our indebtedness level, which will increase following the acquisition of RSC, we may be able to incur substantially more indebtedness in the future. We are not fully restricted under the terms of the indentures or agreements governing our indebtedness from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not prohibited by the terms of the indentures or agreements governing our indebtedness, any of which could have the effect of diminishing our ability to make payments on our indebtedness when due and further exacerbate the risks associated with our level of indebtedness.
If we are unable to satisfy the financial and other covenants in certain of our debt agreements, our lenders could elect to terminate the agreements and require us to repay the outstanding borrowings, or we could face other substantial costs.
Under the agreement governing our senior secured asset-based revolving credit facility (“ABL facility”), we are required, among other things, to satisfy certain financial tests relating to: (i) the fixed charge coverage ratio and (ii) the ratio of senior secured debt to adjusted EBITDA. As discussed in note 12 to our consolidated financial statements, in October 2011, we amended the ABL facility. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below the greater of 10 percent of the maximum revolver amount under the ABL facility and $150 million. Since the October 2011 amendment date and through December 31, 2011, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding. If we are unable to satisfy these or any other of the relevant covenants, the lenders could elect to terminate the ABL facility and/or the accounts receivable securitization facility and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the ABL facility, accounts receivable securitization facility and/or the other agreements governing our debt, we would likely not have sufficient liquidity for our business needs and would be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity to service our debt and fund our operations.
Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial and operational flexibility.
In addition to the risks with respect to covenant non-compliance, compliance with covenants may restrict our ability to conduct our operations. These covenants could adversely affect our operating results by significantly limiting our operating and financial flexibility. In addition to financial covenants, various other covenants in the ABL facility, accounts receivable securitization facility, and the other agreements governing our debt restrict our ability to, among other things:

•	incur additional indebtedness;

•	make prepayments of certain indebtedness;

•	pay dividends;

•	repurchase common stock;

•	make investments;

•	create liens; and

•	sell assets and engage in mergers and acquisitions.
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
At December 31, 2011, we had $289 million of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results.
We have a holding company structure and we will depend in part on distributions from our subsidiaries in order to pay amounts due on our indebtedness. Certain provisions of law or contractual restrictions could limit distributions from our subsidiaries.
We derive substantially all of our operating income from, and hold substantially all of our assets through, our subsidiaries. The effect of this structure is that we depend in part on the earnings of our subsidiaries, and the payment or other distribution to us of these earnings, in order to meet our obligations under our outstanding debt. Provisions of law, such as those requiring that dividends be paid only from surplus, could limit the ability of our subsidiaries to make payments or other distributions to us. Furthermore, these subsidiaries could in certain circumstances agree to contractual restrictions on their ability to make distributions.
We are subject to certain purported class action and stockholder litigation, which could adversely affect our liquidity and results of operations.

As described in greater detail under Item 3-Legal Proceedings, we are subject to certain purported class action and stockholder derivative lawsuits. We can give no assurances as to the outcome of these proceedings and, regardless of the outcome, we may incur significant costs, including defense and indemnification costs, and the time and attention of our management may be diverted from normal business operations. If we are ultimately required to pay significant costs, damages or settlement amounts, such payments, to the extent not covered, advanced or timely reimbursed by insurance, could materially and adversely affect our liquidity and results of operations.
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
We establish and regularly evaluate our loss reserves to address business operations claims, or portions thereof, not covered by our insurance policies. To the extent that we are found liable for any significant claim or claims that exceed our established levels of reserves, or that are not otherwise covered by insurance, we could have to significantly increase our reserves, and our liquidity and operating results could be materially and adversely affected. For instance, during the fourth quarter of 2010, we recognized a charge of $24 million related to our provision for self-insurance reserves. The charge in particular reflected adverse experience in our portfolio of automobile and general liability claims, as well as worker’s compensation claims. In addition, the purported class action and derivative lawsuits against us, and our indemnification costs associated with such matters, may not be fully reimbursable or covered by insurance. It is also possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms or at all.
We have made acquisitions in the past, which entail certain risks, as do any growth initiatives, including additional acquisitions or consolidations, that we may pursue in the future.
We have historically achieved a portion of our growth through acquisitions, and we will continue to consider potential acquisitions on a selective basis. From time-to-time we have also approached, or have been approached, to explore consolidation opportunities with other public companies or large privately-held companies.
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
Our charter provisions, as well as other factors, may affect the likelihood of a takeover or change of control of the Company.
Although our Board elected not to extend our stockholders’ rights plan upon its expiration in September 2011, we still have in place certain charter provisions, such as the inability for stockholders to act by written consent, that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company that are not approved by our board, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices. We are also subject to Section 203 of the Delaware General Corporation Law which, under certain circumstances, restricts the ability of a publicly held Delaware corporation to engage in a business combination, such as a merger or sale of assets, with any stockholder that, together with affiliates, owns 15 percent or more of the corporation’s outstanding voting stock, which similarly could prohibit or delay the accomplishment of a change of control transaction. In addition, under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders to terminate the ABL facility and require us to repay outstanding borrowings. A change of control (as defined in the applicable agreement) is also a termination event under our accounts receivable securitization facility and generally would require us to offer to repurchase our outstanding senior and senior subordinated notes. As a result, the provisions of the agreements governing our debt also may affect the likelihood of a takeover or other change of control.
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
We have been pursuing a strategy of optimizing our field operations in order to improve sales force effectiveness, and to focus our sales force’s efforts on increasing revenues from our National Account and other large customers. We are also continuing to pursue our overall cost reduction program, which resulted in substantial cost savings in the past. The extent to which these strategies will achieve our desired efficiencies and goals in 2012 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these strategies in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and there may be unforeseen productivity, revenue or other consequences resulting from our strategies that may adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving desired profitability, margins or returns to stockholders.
We are dependent on our relationships with key suppliers to obtain equipment and other supplies for our business on acceptable terms.
We have achieved significant cost savings through our centralization of equipment and non-equipment purchases. However, as a result, we depend on and are exposed to the credit risk of a group of key suppliers. While we make every effort to evaluate our counterparties prior to entering into long-term and other significant procurement contracts, we cannot predict the impact on our suppliers of the current economic environment and other developments in their respective businesses. Insolvency, financial difficulties or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us. Further, such factors may render suppliers unwilling to extend contracts that provide favorable terms to us, or may force them to seek to renegotiate existing contracts with us. Although we believe we have alternative sources of supply for the equipment and other supplies used in our business, termination of our relationship with any of our key suppliers could have a material adverse effect on our business, financial condition or results of operations in the unlikely event that we were unable to obtain adequate equipment or supplies from other sources in a timely manner or at all.
If our rental fleet ages, our operating costs may increase, we may be unable to pass along such costs, and our earnings may decrease. The costs of new equipment we use in our fleet may increase, requiring us to spend more for replacement equipment or preventing us from procuring equipment on a timely basis.
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
Our 436 branch locations in the United States are located in 48 states, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory and contractual requirements we face as a government contractor. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and there are often different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and generally otherwise impact our operations in adverse ways.
Labor disputes could disrupt our ability to serve our customers and/or lead to higher labor costs.
We currently have approximately 650 employees who are represented by unions and covered by collective bargaining agreements and approximately 6,850 employees who are not represented by unions. Various unions occasionally seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.
Fluctuations in fuel costs or reduced supplies of fuel could harm our business.
We believe that one of our competitive advantages is the mobility of our fleet. Accordingly, we could be adversely affected by limitations on fuel supplies or significant increases in fuel prices that result in higher costs to us for transporting equipment from one branch to another branch. Although we have used, and may continue to use, futures contracts to hedge against fluctuations in fuel prices, a significant or protracted price fluctuation or disruption of fuel supplies could have a material adverse effect on our financial condition and results of operations.
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

Our operations in Canada are subject to the risks normally associated with international operations. These include (i) the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates and (ii) the need to comply with foreign laws and regulations, as well as U.S. laws and regulations applicable to our operations in foreign jurisdictions. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to currency exchange risk.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of January 1, 2012, we operated 529 rental locations. 436 of these locations are in the United States and 93 are in Canada. The number of locations in each state or province is shown in the table below, as well as the number of locations that are in our general rentals (GR) and trench safety, power and HVAC (TPH) segments.

United States
•	Alabama (GR 6)	•	Louisiana (GR 5, TPH 3)	•	North Dakota (GR 3)
•	Alaska (GR 3)	•	Maine (GR 2)	•	Ohio (GR 10, TPH 3)
•	Arizona (GR 8, TPH 2)	•	Maryland (GR 9, TPH 3)	•	Oklahoma (GR 3, TPH 1)
•	Arkansas (GR 2, TPH 1)	•	Massachusetts (GR 6, TPH 2)	•	Oregon (GR 7, TPH 1)
•	California (GR 49, TPH 12)	•	Michigan (GR 3)	•	Pennsylvania (GR 14)
•	Colorado (GR 7, TPH 1)	•	Minnesota (GR 6, TPH 1)	•	Rhode Island (GR 1)
•	Connecticut (GR 7, TPH 1)	•	Mississippi (GR 1)	•	South Carolina (GR 7)
•	Delaware (GR 2)	•	Missouri (GR 5, TPH 3)	•	South Dakota (GR 2)
•	Florida (GR 18, TPH 8)	•	Montana (GR 1)	•	Tennessee (GR 10, TPH 1)
•	Georgia (GR 16, TPH 2)	•	Nebraska (GR 3, TPH 1)	•	Texas (GR 40, TPH 10)
•	Idaho (GR 2)	•	Nevada (GR 4, TPH 3)	•	Utah (GR 3, TPH 1)
•	Illinois (GR 4, TPH 2)	•	New Hampshire (GR 4)	•	Virginia (GR 12, TPH 1)
•	Indiana (GR 8, TPH 1)	•	New Jersey (GR 7, TPH 3)	•	Washington (GR 12, TPH 5)
•	Iowa (GR 4, TPH 1)	•	New Mexico (GR 4)	•	West Virginia (GR 3)
•	Kansas (GR 2)	•	New York (GR 13)	•	Wisconsin (GR 4, TPH 1)
•	Kentucky (GR 4)	•	North Carolina (GR 11, TPH 2)	•	Wyoming (GR 3)

Canada
•	Alberta (GR 8)
•	British Columbia (GR 14, TPH 1)
•	Manitoba (GR 5)
•	New Brunswick (GR 8)
•	Newfoundland (GR 7)
•	Nova Scotia (GR 4)
•	Ontario (GR 30, TPH 3)
•	Prince Edward Island (GR 1)
•	Quebec (GR 8, TPH 1)
•	Saskatchewan (GR 3)

Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 116 of our branch locations and lease the other branch locations. We also lease or own other premises used for purposes such as district and regional offices and service centers.
We have a fleet of approximately 4,800 vehicles. These vehicles are used for delivery, maintenance, management and sales functions. Approximately 87 percent of this fleet is leased and the balance is owned.
Our corporate headquarters are located in Greenwich, Connecticut, where we occupy approximately 41,000 square feet under a lease that expires in 2013. Additionally, we maintain a facility in Shelton, Connecticut, where we occupy approximately 32,000 square feet under a lease that expires in 2016. Further, we maintain shared-service facilities in Tampa, Florida, where we occupy approximately 43,000 square feet under a lease that expires in 2015, and Charlotte, North Carolina, where we occupy approximately 23,000 square feet under a lease that expires in 2012.

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

	High	Low
2011:
First Quarter	$33.63	$22.66
Second Quarter	34.78	22.13
Third Quarter	27.21	12.81
Fourth Quarter	30.73	15.14
2010:
First Quarter	$10.13	$6.87
Second Quarter	14.79	9.26
Third Quarter	15.41	8.20
Fourth Quarter	23.69	14.46

As of January 1, 2012, there were approximately 89 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”
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

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1, 2011 to October 31, 2011	—	$—
November 1, 2011 to November 30, 2011	1,297	$25.10
December 1, 2011 to December 31, 2011	12,396	$28.44
Total (1)	13,693

_________________

(1)	The shares were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

As previously announced, our Board announced its intention to authorize a stock buyback of up to $200 million of Holdings' common stock after closing of the proposed RSC merger. Our current intention is to complete the stock buyback within six to twelve months after closing.
Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data
The following selected financial data reflects the results of operations and balance sheet data as of and for the years ended December 31, 2007 to 2011. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report. In December 2006, we entered into a definitive agreement to sell our traffic control business and, as a result, the operations of our traffic control business are reflected as a discontinued operation for all periods presented. The financial information presented may not be indicative of our future performance.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per share data)
Income statement data:
Total revenues	$2,611	$2,237	$2,358	$3,267	$3,715
Total cost of revenues	1,713	1,579	1,748	2,149	2,405
Gross profit	898	658	610	1,118	1,310
Selling, general and administrative expenses	407	367	408	509	598
RSC merger related costs	19	—	—	—	—
Restructuring charge	19	34	31	20	—
Charge related to settlement of SEC inquiry	—	—	—	14	—
Goodwill impairment charge	—	—	—	1,147	—
Non-rental depreciation and amortization	57	60	57	58	54
Operating income (loss)	396	197	114	(630)	658
Interest expense, net	228	255	226	174	187
Interest expense-subordinated convertible debentures, net	7	8	(4)	9	9
Other income, net	(3)	(3)	(1)	—	(116)
Income (loss) from continuing operations before provision (benefit) for income taxes	164	(63)	(107)	(813)	578
Provision (benefit) for income taxes	63	(41)	(47)	(109)	215
Income (loss) from continuing operations	101	(22)	(60)	(704)	363
Loss from discontinued operation, net of taxes	—	(4)	(2)	—	(1)
Net income (loss)	101	(26)	(62)	(704)	362
Preferred stock redemption charge	—	—	—	(239)	—
Net income (loss) available to common stockholders	101	(26)	(62)	(943)	369
Basic earnings (loss) per share:
Income (loss) from continuing operations (inclusive of preferred stock redemption charge)	$1.62	$(0.38)	$(0.98)	$(12.62)	$3.61
Loss from discontinued operation	—	(0.06)	(0.04)	—	(0.01)
Net income (loss)	$1.62	$(0.44)	$(1.02)	$(12.62)	$3.60
Diluted earnings (loss) per share:
Income (loss) from continuing operations (inclusive of preferred stock redemption charge)	$1.38	$(0.38)	$(0.98)	$(12.62)	$3.26
Loss from discontinued operation	—	(0.06)	(0.04)	—	(0.01)
Net income (loss)	$1.38	$(0.44)	$(1.02)	$(12.62)	$3.25

	December 31,
	2011	2010	2009	2008	2007
	(in millions)
Balance sheet data:
Total assets	$4,143	$3,693	$3,859	$4,191	$5,842
Total debt	2,987	2,805	2,951	3,199	2,570
Subordinated convertible debentures	55	124	124	146	146
Stockholders’ equity (deficit)	64	(20)	(19)	(29)	2,018

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data and unless otherwise indicated)
Executive Overview
United Rentals is the largest equipment rental company in the world, with an integrated network of 529 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”), based on the initial consideration paid, of $4.3 billion, and a national branch network that operates in 48 states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is better maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,000 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other. In 2011, equipment rental revenues represented 82 percent of our total revenues.
For the past several years, we have focused on optimizing the profitability of our core rental business through revenue growth and margin expansion. To achieve this, we have developed a strategy focused on customer segmentation, rate management, fleet management and disciplined cost control. Additionally, we are continuing to strengthen our competitiveness through customer service excellence. This strategy calls for a superior standard of service to customers, often provided through a single point of contact; an increasing proportion of revenues derived from larger accounts; and a targeted presence in industrial and specialty markets.
Although the economic environment continued to present challenges for both our Company and the U.S. equipment rental industry in 2011, we succeeded in realizing a number of achievements related to our strategy. For the full year 2011, compared with 2010, these achievements included:

•	A 6.1 percent increase in rental rates;

•	A 13.4 percent increase in the volume of OEC on rent;

•	A 3.5 percentage point increase in time utilization on a larger fleet;

•
An increase in the proportion of equipment rental revenues derived from National Account customers, from 31 percent in 2010 to 35 percent in 2011. National Accounts are generally defined as customers with potential annual equipment rental spend of at least $500,000 or customers doing business in multiple locations;

•
Continued improvement in customer service management, including an increase in the proportion of equipment rental revenues derived from accounts that are managed by a single point of contact from 51 percent in 2010 to 55 percent in 2011. Establishing a single point of contact for our key accounts helps us to provide customer service management that is more consistent and satisfactory. Additionally, we expanded our centralized CCC. The CCC, which established a second base of operations in 2010, handled 10 percent more rental reservations in 2011;

•	The continued optimization of our network of rental locations, including an increase in 2011 of 7, or 9 percent, in the number of our trench safety, power and HVAC rental locations; and

•	A 0.8 percentage point improvement in selling, general and administrative expenses as a percentage of total revenue.
In 2012, we will continue to focus on optimizing our core business through diligent management of the rental process, the strengthening of our customer service capabilities, and sustained cost efficiencies. Additionally, we will focus on:

•	Leveraging technology and training to improve rental rate performance and optimize the transportation of our rental equipment to and from customer jobsites;

•
Further increasing the proportion of our revenues derived from National Accounts and other large customers through customer segmentation. To the extent that we are successful, we believe that we can improve our equipment rental gross margin and overall profitability over time, as large accounts tend to rent equipment for longer periods and can be serviced more cost effectively than short-term transactional customers;

•
Accelerating our pursuit of opportunities in the industrial marketplace, where we believe our depth of resources and branch footprint give us a competitive advantage. Additionally, industrial equipment demand is subject to different cyclical pressures than construction demand, making our aggregate end markets less volatile; and

•	Further capitalizing on the demand for the higher-margin power and climate control equipment rented by our trench safety, power and HVAC business.
In 2012, based on our analysis of leading industry forecasts and broader economic indicators, we expect most of our end markets to continue to recover at a modest pace. Specifically, we estimate that U.S. spending on private non-residential construction, our primary end market, will show a single-digit percentage increase over 2011.
Proposed Acquisition of RSC
As discussed elsewhere in this report, on December 15, 2011, we entered into a definitive merger agreement with RSC, pursuant to which we have agreed to acquire RSC in a cash-and-stock transaction that ascribes a total enterprise value of $4.2 billion to RSC. Total cash consideration is expected to be approximately $1.1 billion and we anticipate issuing approximately 29 million shares of common stock in the merger. The cash portion of the merger will be financed through new debt issuances and drawing on current loan facilities. In connection with the proposed merger, we intend to re-pay the outstanding amounts on RSC's existing senior secured credit facilities and senior secured notes due 2017, which totaled $854 as of September 30, 2011, and assume all of RSC's remaining $1.4 billion of unsecured debt after such repayment. The proposed merger is subject to approval by our stockholders and RSC stockholders, regulatory approvals and other mutual conditions of the parties. We expect the merger to close in the first half of 2012.
Financial Overview
Despite the challenges posed by recent economic and credit market conditions, and as discussed elsewhere in this report, we succeeded in taking a number of positive actions in 2010 and 2011 related to our capital structure, and have significantly improved our financial flexibility and liquidity. For instance, most recently, in October 2011, we amended our ABL facility. The amended facility, which expires on October 13, 2016, provides for, among other things, an increase in the facility size from $1.36 billion to $1.80 billion, an uncommitted incremental increase in the size of the facility of up to $500, and generally lower borrowing costs. Additionally, in September 2011, we amended our accounts receivable securitization facility. The amended facility expires on September 26, 2012 and may be extended on a 364-day basis by mutual agreement of the Company and the purchasers under the facility. The amended facility provides for, among other things, a decrease in the facility size from $325 to $300, adjustments to the receivables subject to purchase, and generally lower borrowing costs. As of December 31, 2011, we had available liquidity of $972, including cash of $36.
Income (loss) from continuing operations. Income (loss) from continuing operations and diluted earnings (loss) per share from continuing operations for each of the three years in the period ended December 31, 2011 were as follows:

	Year Ended December 31,
	2011	2010	2009
Income (loss) from continuing operations	$101	$(22)	$(60)
Diluted earnings (loss) per share from continuing operations	$1.38	$(0.38)	$(0.98)

Income (loss) from continuing operations and diluted earnings (loss) per share from continuing operations for each of the three years in the period ended December 31, 2011 include the impacts of the following special items (amounts presented on an after-tax basis):

	Year Ended December 31,
	2011		2010		2009
	Contribution to income from continuing operations (after-tax)	Impact on diluted earnings per share from continuing operations	Contribution to loss from continuing operations (after-tax)	Impact on diluted loss per share from continuing operations	Contribution to loss from continuing operations (after-tax)	Impact on diluted loss per share from continuing operations
RSC merger related costs (1)	$(18)	$(0.25)	$—	$—	$—	$—
Restructuring charge (2)	(12)	(0.16)	(21)	(0.34)	(19)	(0.29)
(Losses) gains on repurchase/retirement of debt securities and subordinated convertible debentures, and ABL amendment (3)	(3)	(0.04)	(17)	(0.28)	12	0.19
Asset impairment charge (4)	(3)	(0.04)	(6)	(0.09)	(8)	(0.12)

_________________

(1)	This reflects transaction costs associated with the proposed acquisition of RSC discussed above.

(2)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.

(3)
As discussed below, this reflects (losses) gains on the repurchase/retirement of debt securities and subordinated convertible debentures, and write-offs of debt issuance costs associated with the October 2011 amendment of our ABL facility.

(4)	As discussed in note 5 to our consolidated financial statements, this non-cash charge primarily relates to the impact of impairing certain rental equipment and leasehold improvement write-offs.
In addition to the matters discussed above, our 2011 performance reflects increased gross profit from equipment rentals and sales of rental equipment. As discussed below (see “Results of Operations- Income taxes”), our results for 2010 also include a tax benefit of $41, which equates to an effective tax rate of 65.1 percent.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income (loss), loss from discontinued operation, net of taxes, provision (benefit) for income taxes, interest expense, net, interest expense-subordinated convertible debentures, net, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the RSC merger related costs, the restructuring charge and stock compensation expense, net. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under U.S. generally accepted accounting principles (“GAAP”) and the accompanying reconciliation, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income (loss) or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income (loss) and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$101	$(26)	$(62)
Loss from discontinued operation, net of taxes	—	4	2
Provision (benefit) for income taxes	63	(41)	(47)
Interest expense, net	228	255	226
Interest expense—subordinated convertible debentures, net	7	8	(4)
Depreciation of rental equipment	423	389	417
Non-rental depreciation and amortization	57	60	57
EBITDA	879	649	589
RSC merger related costs (1)	19	—	—
Restructuring charge (2)	19	34	31
Stock compensation expense, net (3)	12	8	8
Adjusted EBITDA	$929	$691	$628
_________________

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$608	$452	$438
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Loss from discontinued operation, net of taxes	—	4	2
Amortization of deferred financing costs and original issue discounts	(22)	(23)	(17)
Gain on sales of rental equipment	66	41	7
Gain (loss) on sales of non-rental equipment	2	—	(1)
RSC merger related costs (1)	(19)	—	—
Restructuring charge (2)	(19)	(34)	(31)
Stock compensation expense, net (3)	(12)	(8)	(8)
(Loss) gain on repurchase/redemption of debt securities and ABL amendment (4)	(3)	(28)	7
(Loss) gain on retirement of subordinated convertible debentures	(2)	—	13
Changes in assets and liabilities	53	65	(58)
Cash paid for interest, including subordinated convertible debentures	203	229	234
Cash paid (received) for income taxes, net	24	(49)	3
EBITDA	879	649	589
Add back:
RSC merger related costs (1)	19	—	—
Restructuring charge (2)	19	34	31
Stock compensation expense, net (3)	12	8	8
Adjusted EBITDA	$929	$691	$628
_________________

(1)	This reflects transaction costs associated with the proposed acquisition of RSC discussed above.

(2)	As discussed below (see “Restructuring charge”), this relates to branch closure charges and severance costs.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)	As discussed below, this reflects (losses) gains on the repurchase/retirement of debt securities and write-offs of debt issuance costs associated with the October 2011 amendment of our ABL facility.
For the year ended December 31, 2011, EBITDA increased $230, or 35.4 percent, and adjusted EBITDA increased $238, or 34.4 percent, primarily reflecting increased profit from equipment rentals. For the year ended December 31, 2011, EBITDA margin increased 4.7 percentage points to 33.7 percent, and adjusted EBITDA margin increased 4.7 percentage points to 35.6 percent, primarily reflecting increased margins from equipment rentals and improved selling, general and administrative leverage.
For the year ended December 31, 2010, EBITDA increased $60, or 10.2 percent, and adjusted EBITDA increased $63, or 10.0 percent, primarily reflecting increased margins from sales of rental equipment and selling, general and administrative expense reductions. For the year ended December 31, 2010, EBITDA margin increased 4.0 percentage points to 29.0 percent, and adjusted EBITDA margin increased 4.3 percentage points to 30.9 percent, primarily reflecting increased margins from sales of rental equipment, and improved selling, general and administrative leverage.
Revenues. Revenues for each of the three years in the period ended December 31, 2011 were as follows:

	Year Ended December 31,			Percent Change
	2011	2010	2009	2011	2010
Equipment rentals	$2,151	$1,834	$1,830	17.3	0.2
Sales of rental equipment	208	144	229	44.4	(37.1)
Sales of new equipment	84	78	86	7.7	(9.3)
Contractor supplies sales	85	95	121	(10.5)	(21.5)
Service and other revenue	83	86	92	(3.5)	(6.5)
Total revenues	$2,611	$2,237	$2,358	16.7	(5.1)

Equipment rentals include our revenues from renting equipment, as well as related revenues such as the fees we charge for equipment delivery, fuel, repair or maintenance of rental equipment and damage waivers. Sales of rental equipment represent our revenues from the sale of used rental equipment. Sales of new equipment represent our revenues from the sale of new equipment. Contractor supplies sales represent our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other revenue includes our repair services (including parts sales) as well as the operations of our subsidiaries that develop and market software for use by equipment rental companies in managing and operating multiple branch locations.
2011 total revenues of $2.6 billion increased 16.7 percent compared with total revenues of $2.2 billion in 2010. The increase primarily reflects a 17.3 percent increase in equipment rentals, which was primarily due to a 13.4 percent increase in the volume of OEC on rent and a 6.1 percent rental rate increase, and a 44.4 percent increase in sales of rental equipment, which was primarily due to increased volume, improved pricing and changes in the mix of equipment sold. Rental rate changes are calculated based on the year over year variance in average contract rates, weighted by the current period revenue mix.
2010 total revenues of $2.2 billion decreased 5.1 percent compared with total revenues of $2.4 billion in 2009. The decrease primarily reflects a 37.1 percent decline in sales of rental equipment and a 21.5 percent decline in contractor supplies sales. Equipment rental revenue increased slightly as a 4.3 percent increase in the volume of OEC on rent was largely offset by a 2.1 percent decrease in rental rates and other. The decline in sales of rental equipment in 2010 primarily reflects a decline in the volume of equipment sold. The decline in contractor supplies sales in 2010 reflects a reduction in the volume of supplies sold, partially offset by improved pricing and product mix driven by our continued focus on higher margin products.
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
Revenue Recognition. We recognize equipment rental revenue on a straight-line basis. Our rental contract periods are hourly, daily, weekly or monthly. By way of example, if a customer were to rent a piece of equipment and the daily, weekly and monthly rental rates for that particular piece were (in actual dollars) $100, $300 and $900, respectively, we would recognize revenue of $32.14 per day. The daily rate for recognition purposes is calculated by dividing the monthly rate of $900 by the monthly term of 28 days. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date. In any given accounting period, we will have customers return equipment and be contractually required to pay us more than the cumulative amount of revenue recognized to date. For instance, continuing the above example, if the above customer rented a piece of equipment on December 29 and returned it at the close of business on January 1, we would recognize incremental revenue on January 1 of $171.44 (in actual dollars, representing the difference between the amount the customer is contractually required to pay and the cumulative amount recognized to date on a straight-line basis). We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $16 and $12 as of December 31, 2011 and 2010, respectively. Revenues from the sale of rental equipment and new equipment are recognized at the time of delivery to, or pick-up by, the customer and when collectibility is reasonably assured. Sales of contractor supplies are also recognized at the time of delivery to, or pick-up by, the customer. Service revenue is recognized as the services are performed.
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
Useful Lives and Salvage Values of Rental Equipment and Property and Equipment. We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value which ranges from zero percent to 10 percent of cost. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the equipment. The costs incurred under these refurbishment programs were $10, $12 and $33 for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in purchases of rental equipment in our consolidated statements of cash flows.
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
To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $42 or $54, respectively. Similarly, to the extent the estimated salvage values of all of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $5. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset. To the extent that the useful lives of all of our depreciable property and equipment were to increase or decrease by one year, we estimate that our annual non-rental depreciation expense would decrease or increase by approximately $7 or $9, respectively.
Impairment of Long-lived Assets (Excluding Goodwill). We review the recoverability of our long-lived assets, including rental equipment and property and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges). If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. During the years ended December 31, 2011, 2010 and 2009, we recognized asset impairment charges of $4, $9 and $12, respectively, in our general rentals segment. The 2011 and 2010 impairment charges primarily reflected write-offs of leasehold improvements and other fixed assets which were recognized in connection with the consolidation of our branch network discussed below, and are primarily reflected in non-rental depreciation and amortization in the accompanying consolidated statements of income. The 2009 impairment charge includes rental fleet impairment of $9 reflected in depreciation of rental equipment in the accompanying consolidated statements of income, as well as $3 primarily related to leasehold improvement write-offs which are reflected in non-rental depreciation and amortization in the accompanying consolidated statements of income. The impairment charges followed from our decision to consolidate our branch network. We have reduced our branch count by an aggregate of 168 branches between January 1, 2008 (the beginning of the restructuring period discussed in “Restructuring charge” below) and December 31, 2011. As of December 31, 2011 and 2010, there were no held-for-sale assets in our consolidated balance sheets.
In addition to the impairment reviews we conduct in connection with branch consolidations and other changes in the business, each quarter we conduct a review of rental assets with utilization below a specified threshold. We select these assets, which represented approximately three percent of our total rental assets at December 31, 2011, as we believe they are at the greatest risk of potential impairment. As part of this impairment review, we estimate future rental revenues based on current and expected utilization levels, the age of these assets and their remaining useful lives. Additionally, we estimate when the asset is expected to be removed or retired from our rental fleet as well as the expected proceeds to be realized upon disposition. Based on our most recently completed December 31, 2011 quarterly review, there was no impairment associated with these assets.

Income Taxes. We recognize deferred tax assets and liabilities for certain future deductible or taxable temporary differences expected to be reported in our income tax returns. These deferred tax assets and liabilities are computed using the tax rates that are expected to apply in the periods when the related future deductible or taxable temporary difference is expected to be settled or realized. In the case of deferred tax assets, the future realization of the deferred tax benefits and carryforwards are determined with consideration to historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. After consideration of all these factors, we recognize deferred tax assets when we believe that it is more likely than not that we will realize them. The most significant positive evidence that we consider in the recognition of deferred tax assets is the expected reversal of cumulative deferred tax liabilities resulting from book versus tax depreciation of our rental equipment fleet that is well in excess of the deferred tax assets.
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
Reserves for Claims. We are exposed to various claims relating to our business, including those for which we retain portions of the losses through the application of deductibles and self-insured retentions, which we sometimes refer to as “self-insurance.” These claims include (i) workers compensation claims and (ii) claims by third parties for injury or property damage involving our equipment or personnel. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates, which incorporate periodic actuarial valuations. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claims history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. As discussed below, during the fourth quarters of 2011, 2010 and 2009, we recognized a benefit of $8, a charge of $24 and a charge of $8, respectively, related to our provision for self-insurance reserves.
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
As discussed in note 4 to our consolidated financial statements, we aggregate our seven geographic regions—the Southwest, Gulf, Northwest, Southeast, Midwest, East, and the Northeast Canada- into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended December 31, 2011, certain of our regions had equipment rentals gross margin that varied by between 10 percent and 17 percent from the equipment rentals gross margin of the aggregated general rentals’ regions over the same period. Although the margins for these regions exceeded a 10 percent variance level for this five year period, we expect convergence going forward given management’s focus on cost cutting, improved processes and fleet sharing. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.
These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.
Revenues by segment were as follows:

	General rentals	Trench safety, power and HVAC	Total
Year Ended December 31, 2011
Equipment rentals	$1,953	$198	$2,151
Sales of rental equipment	201	7	208
Sales of new equipment	77	7	84
Contractor supplies sales	79	6	85
Service and other revenues	79	4	83
Total revenue	$2,389	$222	$2,611
Year Ended December 31, 2010
Equipment rentals	$1,693	$141	$1,834
Sales of rental equipment	134	10	144
Sales of new equipment	72	6	78
Contractor supplies sales	89	6	95
Service and other revenues	83	3	86
Total revenue	$2,071	$166	$2,237
Year Ended December 31, 2009
Equipment rentals	$1,700	$130	$1,830
Sales of rental equipment	218	11	229
Sales of new equipment	81	5	86
Contractor supplies sales	114	7	121
Service and other revenues	89	3	92
Total revenue	$2,202	$156	$2,358

Equipment rentals. 2011 equipment rentals of $2.2 billion increased $317, or 17.3 percent, as compared to 2010, primarily reflecting a 13.4 percent increase in the volume of OEC on rent and a 6.1 percent rental rate increase. Equipment rentals represented 82 percent of total revenues in 2011. On a segment basis, equipment rentals represented 82 percent and 89 percent of total revenues for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $260, or 15.4 percent, primarily reflecting an increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC equipment rentals increased $57, or 40.4 percent, primarily reflecting an increase in the volume of OEC on rent. Trench safety, power and HVAC average OEC for 2011 increased 47 percent as compared to 2010, including the impact of the acquisitions described below (see “Acquisitions”). The increases in equipment rentals and average OEC reflect our strategic focus on the higher margin power and temperature control equipment rented by the trench safety, power and HVAC segment.
2010 equipment rentals of $1.83 billion were flat with 2009 as a 4.3 percent increase in the volume of OEC on rent was largely offset by a 2.1 percent decrease in rental rates and other. Equipment rentals represented 82 percent of total revenues in 2010. On a segment basis, equipment rentals represented 82 percent and 85 percent of total revenues for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals decreased slightly as an increase in the volume of OEC on rent and the favorable impact of currency were offset by a decrease in rental rates and other. Trench safety, power and HVAC equipment rentals increased $11, or 8.5 percent, primarily reflecting a 10.2 percent increase in the volume of OEC on rent partially offset by a 3.8 percent decrease in rental rates.
Sales of rental equipment. For the three years in the period ended December 31, 2011, sales of rental equipment represented approximately 8 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2011 sales of rental equipment of $208 increased $64, or 44.4 percent, from 2010 primarily reflecting increased volume, improved pricing and changes in the mix of equipment sold. 2010 sales of rental equipment of $144 declined $85, or 37.1 percent, from 2009 primarily reflecting a decline in the volume of equipment sold.
Sales of new equipment. For the three years in the period ended December 31, 2011, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2011 sales of new equipment of $84 increased $6, or 7.7 percent, from 2010 primarily reflecting changes in the mix of equipment sold and improved pricing. 2010 sales of new equipment of $78 declined $8, or 9.3 percent, from 2009 reflecting volume declines.
Sales of contractor supplies. For the three years in the period ended December 31, 2011, sales of contractor supplies represented approximately 4 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2011 sales of contractor supplies of $85 decreased $10, or 10.5 percent, from 2010 reflecting a reduction in the volume of supplies sold, partially offset by improved pricing and product mix. 2010 sales of contractor supplies of $95 declined $26, or 21.5 percent, from 2009 reflecting a reduction in the volume of supplies sold, partially offset by improved pricing and product mix.
Service and other revenues. For the three years in the period ended December 31, 2011, service and other revenues represented approximately 4 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2011 service and other revenues of $83 decreased $3, or 3.5 percent, from 2010 primarily reflecting decreased software license and related revenues. 2010 service and other revenues of $86 decreased $6, or 6.5 percent, from 2009 primarily reflecting reduced revenues from service labor and parts sales, partially offset by increased software license and related revenues.
Fourth Quarter 2011 Items. In the fourth quarter of 2011, we recognized $19 of acquisition-related costs associated with the proposed RSC merger. Additionally, during the quarter, we closed 18 branches and recognized restructuring charges of $14. During the quarter, we also recognized a benefit of $8 in cost of equipment rentals, excluding depreciation related to our provision for self-insurance reserves. During the quarter, we also recognized asset impairment charges of $3 which are primarily reflected in non-rental depreciation and amortization and principally relate to write-offs of leasehold improvements and other fixed assets in connection with the consolidation of our branch network discussed below. In the quarter, we also purchased an aggregate of $32 of QUIPS for $32. In connection with this transaction, we retired $32 principal amount of our subordinated convertible debentures and recognized a loss of $1 in interest expense-subordinated convertible debentures, net, reflecting the write-off of capitalized debt issuance costs. Interest expense, net for the fourth quarter of 2011 also includes a loss of $3 reflecting write-offs of debt issuance costs associated with the amendment of our ABL facility discussed below.
 Fourth Quarter 2010 Items. In the fourth quarter of 2010, we repurchased and retired an aggregate of $814 principal amount of our outstanding 7 3/4 percent Senior Subordinated Notes due 2013, 7 percent Senior Subordinated Notes due 2014 and 1  7/8 percent Convertible Senior Subordinated Notes due 2023. Interest expense, net for the fourth quarter of 2010 includes a charge of $25, representing the difference between the net carrying amount of these securities and the total purchase price of $827. The $25 charge includes a $4 write-off of a previously terminated derivative transaction. During the quarter, we also recognized a charge of $24 related to our provision for self-insurance reserves, comprised of $18 recorded in cost of equipment rentals, excluding depreciation, and $6 recorded in discontinued operation. The charge reflected recent adverse experience in our portfolio of automobile and general liability claims, as well as worker’s compensation claims. The discontinued operation component of the charge is reflected net of taxes in our consolidated statements of income. Additionally, during the quarter, we recognized restructuring charges of $15 related to the closure of 22 branches and reductions in headcount of approximately 100. During the quarter, we also recognized asset impairment charges of $6 which are primarily reflected in non-rental depreciation and amortization and principally relate to write-offs of leasehold improvements and other fixed assets in connection with the consolidation of our branch network discussed above. Additionally, the income tax provision (benefit) for the quarter includes a benefit of $7 related to a correction of a deferred tax asset recognized in prior periods.
Fourth Quarter 2009 Items. In the fourth quarter of 2009, we repurchased and retired an aggregate of $429 principal amount of our outstanding 6 1/2 percent Senior Notes due 2012 and 14 percent Senior Notes due 2014. Interest expense, net for the fourth quarter of 2009 includes a charge of $9, representing the difference between the net carrying amount of these securities and the total purchase price of $430. Additionally, during the quarter, we recognized restructuring charges of $6 related to the closure of 13 branches and reductions in headcount of approximately 400. During the quarter, we also recognized asset impairment charges of $3. These asset impairment charges include $2 reflected in depreciation of rental equipment, and $1 primarily related to leasehold improvement write-offs which are reflected in non-rental depreciation and amortization. During the quarter, we also recognized a charge of $8 reflecting recent experience related to our provision for self-insurance reserves, comprised of $4 recorded in cost of equipment rentals, excluding depreciation, and $4 recorded in discontinued

operation. The discontinued operation component of the charge is reflected net of taxes in our consolidated statements of income. Additionally, during the quarter, we recognized a benefit of $3 primarily relating to vacation forfeitures, comprised of $2 recorded in cost of equipment rentals, excluding depreciation, and $1 recorded in selling, general and administrative expenses.
Segment Operating Income. Segment operating income and operating margin for each of the three years in the period ended December 31, 2011 were as follows:

	General rentals	Trench safety, power and HVAC	Total
2011
Operating Income	$377	$57	$434
Operating Margin	15.8%	25.7%	16.6%
2010
Operating Income	$199	$32	$231
Operating Margin	9.6%	19.3%	10.3%
2009
Operating Income	$123	$22	$145
Operating Margin	5.6%	14.1%	6.1%

The following is a reconciliation of segment operating income to total Company operating income:

	2011	2010	2009
Total segment operating income	$434	$231	$145
Unallocated RSC merger related costs	(19)	—	—
Unallocated restructuring charge	(19)	(34)	(31)
Operating income	$396	$197	$114

General rentals. For the three years in the period ended December 31, 2011, general rentals accounted for approximately 86 percent of our total operating income, excluding the unallocated items in the reconciliation above. This contribution percentage is consistent with general rentals’ revenue contribution over the same period. General rentals’ operating income in 2011 increased $178 and operating margin increased 6.2 percentage points, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. General rentals’ operating income in 2010 increased $76 and operating margin increased 4.0 percentage points, primarily reflecting increased gross margins from sales of rental equipment and selling, general and administrative expense reductions.
Trench safety, power and HVAC. For the year ended December 31, 2011, operating income increased by $25 and operating margin increased by 6.4 percentage points from 2010, reflecting increased gross margins from equipment rentals and improved selling, general and administrative leverage. The 2011 improvements in operating income also reflect our strategic focus on the higher margin power and temperature control equipment rented by the trench safety, power and HVAC segment. Trench safety, power and HVAC average OEC for 2011 increased 47 percent, as compared to 2010, including the impact of the acquisitions described below (see “Acquisitions”). Operating income in 2010 increased by $10 and operating margin increased by 5.2 percentage points from 2009, reflecting increased gross margins from equipment rentals and improved selling, general and administrative leverage.
Gross Margin. Gross margins by revenue classification were as follows:

	Year Ended December 31,
	2011	2010	2009
Total gross margin	34.4%	29.4%	25.9%
Equipment rentals	34.2%	28.4%	27.5%
Sales of rental equipment	31.7%	28.5%	3.1%
Sales of new equipment	20.2%	16.7%	15.1%
Contractor supplies sales	31.8%	30.5%	26.4%
Service and other revenues	62.7%	62.8%	59.8%

2011 gross margin of 34.4 percent increased 5.0 percentage points as compared to 2010, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 5.8 percentage points, primarily reflecting a 6.1 percent rental rate increase and a 3.5 percentage point increase in time utilization, which is calculated by dividing the amount of time equipment is on rent by the amount of time we have owned the equipment, partially offset by increases in certain variable costs (such as repairs and maintenance) associated with higher rental volume. Compensation costs also increased due to increased profit sharing associated with improved profitability. Additionally, as described above (see "Fourth Quarter 2011 Items" and "Fourth Quarter 2010 Items"), cost of equipment rentals for the year ended December 31, 2011 included an insurance benefit of $8 as compared to an insurance charge of $18 in 2010. For the years ended December 31, 2011 and 2010, time utilization was 69.1 percent and 65.6 percent, respectively. The 3.2 percentage point increase in gross margins from sales of rental equipment primarily reflects improved pricing. Gross margins from sales of rental equipment may change in future periods if the mix of the channels (primarily retail and auction) that we use to sell rental equipment changes.
2010 gross margin of 29.4 percent increased 3.5 percentage points as compared to 2009, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 0.9 percentage points, primarily reflecting a 4.9 percentage point increase in time utilization, a $28 reduction in depreciation due to a 3.2 percent decrease in average fleet size, on an original equipment cost basis, the impact of a $9 asset impairment charge related to certain rental equipment recognized in 2010, and savings realized from ongoing cost saving initiatives, partially offset by a 2.1 percent rental rate decline and increases in certain variable costs (including repairs and maintenance, fuel and delivery) associated with higher rental volume. For the years ended December 31, 2010 and 2009, time utilization was 65.6 percent and 60.7 percent, respectively. The 25.4 percentage point increase in gross margins from sales of rental equipment primarily reflects a higher proportion of retail sales, which yield higher margins, in 2010.
Selling, general and administrative (“SG&A”) expenses. SG&A expense information for each of the three years in the period ended December 31, 2011 was as follows:

	Year Ended December 31,
	2011	2010	2009
Total SG&A expense	$407	$367	$408
SG&A expense as a percentage of revenue	15.6%	16.4%	17.3%

SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, advertising and marketing expenses, management salaries, bad debt expense and clerical and administrative overhead.
2011 SG&A expense of $407 increased $40 as compared to 2010. The increase in SG&A primarily reflects increased commissions and bonuses associated with improved profitability. As a percentage of revenue, SG&A expense improved by 0.8 percentage points year over year.
2010 SG&A expense of $367 decreased $41 as compared to 2009 and improved by 0.9 percentage points as a percentage of revenue. The decline in SG&A reflects the benefits we realized from our cost-saving initiatives, including reduced compensation costs, professional fees and advertising expenses.
RSC merger related costs. As discussed above, on December 15, 2011, we entered into a definitive merger agreement with RSC, pursuant to which we have agreed to acquire RSC in a cash-and-stock transaction that ascribes a total enterprise value of $4.2 billion to RSC. The year ended December 31, 2011 includes acquisition-related costs of $19 associated with the proposed merger, primarily related to financial and legal advisory fees. Additional merger related costs are expected to be incurred in 2012, and only a portion of such costs are expected to be capitalized.
Restructuring charge. For the years ended December 31, 2011, 2010 and 2009, restructuring charges of $19, $34 and

$31, respectively, primarily reflect branch closure charges due to continuing lease obligations at vacant facilities, and severance costs associated with headcount reductions. Between January 1, 2008 (the beginning of the restructuring period) and December 31, 2011, we reduced the number of our branches by 168, or 24.1 percent, and reduced our headcount by approximately 3,400, or 31.2 percent. We believe that the restructuring activity is substantially complete as of December 31, 2011. See note 5 to our consolidated financial statements for additional information.
Non-rental depreciation and amortization for each of the three years in the period ended December 31, 2011 was as follows:

	Year Ended December 31,
	2011	2010	2009
Non-rental depreciation and amortization	$57	$60	$57

Non-rental depreciation and amortization primarily includes (i) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements as well as (ii) the amortization of other intangible assets. Our other intangible assets primarily consist of customer relationships and non-compete agreements.
Interest expense, net for each of the three years in the period ended December 31, 2011 was as follows:

	Year Ended December 31,
	2011	2010	2009
Interest expense, net	$228	$255	$226

Interest expense, net for the year ended December 31, 2011 decreased by $27, or 11 percent. Interest expense, net for the year ended December 31, 2011 includes a loss of $3 primarily related to write-offs of debt issuance costs associated with the amendment of our ABL facility discussed below. Interest expense, net for the year ended December 31, 2010 includes a loss of $28 related to repurchases or redemptions of $1,273 principal amounts of our outstanding debt. Excluding the impact of these losses, interest expense, net decreased slightly as the impact of a slight increase in average outstanding debt was offset by the impact of lower interest rates. Interest expense, net for the year ended December 31, 2010 increased by $29, or 13 percent. Interest expense, net for the years ended December 31, 2010 and 2009 includes a loss of $28 and a gain of $7, respectively, related to repurchases or redemptions of $1,273 and $919 principal amounts of our outstanding debt, respectively. Excluding the impact of these gains/losses, interest expense, net decreased slightly as the impact of lower average outstanding debt was partially offset by the impact of higher interest rates.
Interest expense—subordinated convertible debentures, net for each of the three years in the period ended December 31, 2011 was as follows:

	Year Ended December 31,
	2011	2010	2009
Interest expense-subordinated convertible debentures, net	$7	$8	$(4)

As discussed further in note 13 to our consolidated financial statements, the subordinated convertible debentures included in our consolidated balance sheets reflect the obligation to our subsidiary trust that has issued Quarterly Income Preferred Securities (“QUIPS”). This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust. As of December 31, 2011 and 2010, the aggregate amount of subordinated convertible debentures outstanding was $55 and $124, respectively. Interest expense- subordinated convertible debentures, net for 2011 includes a $2 loss recognized in connection with the simultaneous purchase of $69 of QUIPS and retirement of $69 principal amount of our subordinated convertible debentures. Interest expense- subordinated convertible debentures, net for 2009 included a $13 gain recognized in connection with the simultaneous purchase of $22 of QUIPS and retirement of $22 principal amount of our subordinated convertible debentures.

Other income, net for each of the three years in the period ended December 31, 2011 was as follows:

	Year Ended December 31,
	2011	2010	2009
Other income, net	$(3)	$(3)	$(1)

As discussed further in note 10 to our consolidated financial statements, other income, net for the year ended December 31, 2011 includes (i) a gain of $4 associated with foreign currency forward contracts and (ii) a loss of $4 associated with the revaluation of certain Canadian dollar denominated intercompany loans. Other income, net for the year ended December 31, 2010 includes (i) a gain of $13 associated with foreign currency forward contracts and (ii) a loss of $13 associated with the revaluation of certain Canadian dollar denominated intercompany loans.
Income taxes. The following table summarizes our continuing operations provision (benefit) for income taxes and the related effective tax rates for each respective period:

	Year Ended December 31,
	2011	2010	2009
Income (loss) from continuing operations before benefit for income taxes	$164	$(63)	$(107)
Provision (benefit) for income taxes	63	(41)	(47)
Effective tax rate (1)	38.4%	65.1%	43.9%

_________________

(1)	A detailed reconciliation of the effective tax rates to the U.S. federal statutory income tax rate is included in note 14 to our consolidated financial statements.
The differences between the effective tax rates of 38.4 percent, 65.1 percent, and 43.9 percent and the U.S. federal statutory income tax rate of 35.0 percent for 2011, 2010, and 2009, respectively, relate primarily to state taxes and certain nondeductible charges and other items, and the geographical mix of income between U.S. and foreign and state operations. The 2011 provision reflects the non-deductibility of certain costs associated with the proposed RSC acquisition. The 2010 income tax benefit includes a benefit of $7 related to a correction of a deferred tax asset recognized in prior periods. Our effective income tax rate will change based on discrete events (such as audit settlements) as well as other factors, including the geographical mix of income before taxes and the related tax rates in those jurisdictions.
Balance sheet. Accounts receivable, net increased by $87, or 23.1 percent, from December 31, 2010 to December 31, 2011 primarily due to increased business activity. Prepaid expenses and other assets increased by $38, or 102.7 percent, from December 31, 2010 to December 31, 2011 primarily due to increased amounts due from certain vendors related to increased capital expenditures and cash placed in escrow related to the acquisitions described below (see “Acquisitions”). Goodwill and other intangible assets, net increased by $145, or 63.9 percent, from December 31, 2010 to December 31, 2011 primarily due to the acquisitions described below. Accounts payable increased by $74, or 56.1 percent, from December 31, 2010 to December 31, 2011 primarily due to increased capital expenditures and increased business activity. Accrued expenses and other liabilities increased by $55, or 26.4 percent, from December 31, 2010 to December 31, 2011 primarily due to an increase in incentive compensation associated with improved profitability, and increases in professional fees and other expenses associated with the proposed RSC merger and the acquisitions described below.
Acquisitions. During 2011, we completed the acquisitions of Venetor Group (“Venetor”), a seven location equipment rental company in Canada located in the province of Ontario, GulfStar Rental Solutions, LP (“GulfStar”), a three location power and HVAC (“heating, ventilating and air conditioning”) equipment rental company located in Texas and Louisiana, Ontario Laser Rentals Ltd. (“Ontario Laser”), a two location trench safety equipment rental company in Canada located in the province of Ontario, and Blue Mountain Equipment Rental Corporation (“Blue Mountain”), a company primarily focused on the industrial segment with three locations in Pennsylvania and West Virginia. Venetor, GulfStar, Ontario Laser and Blue Mountain had annual revenues of approximately $50, $15, $20 and $40, respectively.

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
During 2011, we purchased an aggregate of $69 of QUIPS for $68. In connection with this transaction, we retired $69 principal amount of our subordinated convertible debentures and recognized a loss of $2, inclusive of the write-off of capitalized debt issuance costs. This loss is reflected in interest expense-subordinated convertible debentures, net in our consolidated statements of income. During 2011, we also recognized a loss of less than $1 associated with the conversion of $5 of our 4 percent Convertible Senior Notes. This loss is reflected in interest expense, net in our consolidated statements of income.
As discussed in note 12 to the consolidated financial statements, in September 2011, we amended our accounts receivable securitization facility. The amended facility expires on September 26, 2012 and may be extended on a 364-day basis by mutual agreement of the Company and the purchasers under the facility. The amended facility provides for, among other things, a decrease in the facility size from $325 to $300, adjustments to the receivables subject to purchase, and generally lower borrowing costs. As discussed in note 12 to our consolidated financial statements, in October 2011, we amended our ABL facility. The amended facility, which expires on October 13, 2016, provides for, among other things, an increase in the facility size from $1.36 billion to $1.80 billion, an uncommitted incremental increase in the size of the facility of up to $500, and generally lower borrowing costs. We recognized a loss of $3 in interest expense, net in our consolidated statements of income in connection with the amendment of our ABL facility.
Total debt at December 31, 2011 increased by $182, or 6.5 percent, as compared to December 31, 2010, primarily due to additional borrowings used to finance capital expenditures and the Company's acquisitions. Current maturities of long-term debt at December 31, 2011 primarily reflect $255 of borrowings under our accounts receivable securitization facility and $129 of 4 percent Convertible Senior Notes. The 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt because they are convertible at December 31, 2011.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under the ABL facility and accounts receivable securitization facility. As of December 31, 2011, we had (i) $929 of borrowing capacity, net of $50 of letters of credit, available under the ABL facility, (ii) $7 of borrowing capacity available under our accounts receivable securitization facility and (iii) cash and cash equivalents of $36. Cash equivalents at December 31, 2011 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.
As of December 31, 2011, $810 and $255 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. The interest rates applicable to the ABL facility and the accounts receivable securitization facility at December 31, 2011 were 2.4 percent and 0.9 percent, respectively. During the year ended December 31, 2011, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility, including both the former facilities and the amended facilities, were $707 and $230, respectively, and the weighted-average interest rates thereon were 3.1 percent and 1.4 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility, including both the former facilities and the amended facilities, during the year ended December 31, 2011 were $810 and $276, respectively. The amount outstanding at year-end under the ABL facility exceeded the average amount outstanding during the year primarily due to additional borrowings used to finance capital expenditures and the Company's acquisitions.
We expect that our principal needs for cash relating to our operations over the next 12 months will be to fund (i) cash consideration payable in the merger with RSC and the repayment of RSC's senior secured debt, (ii) operating activities and working capital, (iii) the purchase of rental equipment and inventory items offered for sale, (iv) payments due under operating leases, (v) debt service, and (vi) other acquisitions. We plan to fund such cash requirements from our existing sources of cash and, in the case of the cash consideration for the RSC acquisition and the repayment of RSC's senior secured debt, the incurrence of new debt. In addition, we may seek additional financing through the securitization of some of our real estate, the use of additional operating leases or other financing sources as market conditions permit. For information on the scheduled principal and interest payments coming due on our outstanding debt and on the payments coming due under our existing operating leases, see “Certain Information Concerning Contractual Obligations.”
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of January 23, 2012 were as follows:

	Corporate Rating	Outlook
Moody’s	B2	Stable
Standard & Poor’s	B	Positive
Fitch	B	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility. Our gross and net rental capital expenditures increased significantly in 2011 relative to 2010. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $566 and $202 in 2011 and 2010, respectively. We expect our gross and net rental capital expenditures to increase significantly in 2012 relative to 2011.
Loan Covenants and Compliance. As of December 31, 2011, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
As discussed in note 12 to our consolidated financial statements, in October 2011, we amended our ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Since the October 2011 amendment of the facility and through December 31, 2011, availability under the facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
As of December 31, 2011, primarily due to losses sustained in prior years, URNA had limited restricted payment capacity under the most restrictive restricted payment covenants in the indentures governing its outstanding indebtedness. Although this limited capacity restricts our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During 2011, we (i) generated cash from operating activities of $608, (ii) generated cash from the sale of rental and non-rental equipment of $225 and (iii) received cash from debt proceeds, net of payments, of $79. We used cash during this period principally to (i) purchase rental and non-rental equipment of $810 and (ii) purchase other companies for $276. During 2010, we (i) generated cash from operations of $452, including $55 related to a federal tax refund, and (ii) generated cash from the sale of rental and non-rental equipment of $151. We used cash during this period principally to (i) purchase rental and non-rental equipment of $374 and (ii) fund payments, net of proceeds, on debt of $183.
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

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$608	$452	$438
Purchases of rental equipment	(774)	(346)	(260)
Purchases of non-rental equipment	(36)	(28)	(51)
Proceeds from sales of rental equipment	208	144	229
Proceeds from sales of non-rental equipment	17	7	13
Excess tax benefits from share-based payment arrangements, net	—	(2)	(2)
Free cash flow	$23	$227	$367

Free cash flow for the year ended December 31, 2011 was $23, a decrease of $204 as compared to $227 for the year ended December 31, 2010. As noted above, net cash provided by operating activities for the year ended December 31, 2010 included a $55 federal tax refund. Excluding the impact of this refund, free cash flow decreased primarily due to increased purchases of rental equipment, partially offset by increased net cash provided by operating activities and increased proceeds from sales of rental equipment. In 2010, free cash flow decreased $140 compared to 2009. Excluding the impact of the $55 refund noted above, the year-over-year decrease in free cash flow primarily reflected increased purchases of rental equipment and reduced proceeds from sales of rental equipment.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
Debt and capital leases (1)	$266	$7	$7	$173	$1,312	$1,279	$3,044
Interest due on debt (2)	194	192	191	190	150	375	1,292
Operating leases (1):
Real estate	76	64	53	42	31	73	339
Non-rental equipment	37	17	12	10	6	10	92
Service agreements (3)	12	—	—	—	—	—	12
Purchase obligations (4)	791	—	—	—	—	—	791
Subordinated convertible debentures (5)	4	4	4	4	4	94	114
Total (6)	$1,380	$284	$267	$419	$1,503	$1,831	$5,684

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases plus the maximum potential guarantee amounts associated with some of our non-rental equipment operating leases for which we guarantee that the value of the equipment at the end of the lease term will not be less than a specified projected residual value. Our 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt in our consolidated balance sheet because they are convertible at December 31, 2011. The 4 percent Convertible Senior Notes are reflected in the table above based on the contractual maturity date in 2015.

(2)
Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of December 31, 2011. As discussed above, our 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt in our consolidated balance sheet because they are convertible at December 31, 2011. Interest on the 4 percent Convertible Senior Notes is reflected in the table above based on the contractual maturity date in 2015.

(3)	These represent service agreements with third parties to provide wireless and network services, refurbish our aerial equipment and operate the distribution centers associated with contractor supplies.

(4)
As of December 31, 2011, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2012. The total purchase obligations increased from $50 at December 31, 2010 to $791 at December 31, 2011, primarily due to improvements in our operating environment and a consequent increase in capital expenditures. Total capital expenditures increased from $374 in 2010 to $810 in 2011.

(5)	Represents principal and interest payments on the $55 of 6 1/2 percent subordinated convertible debentures reflected in our consolidated balance sheets as of December 31, 2011.

(6)
This information excludes $4 of unrecognized tax benefits, which are discussed further in note 14 to our consolidated financial statements. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities.

Certain Information Concerning Off-Balance Sheet Arrangements. We lease real estate and non-rental equipment under operating leases as a regular business activity. As part of some of our non-rental equipment operating leases, we guarantee that the value of the equipment at the end of the term will not be less than a specified projected residual value. If the actual residual value for all equipment subject to such guarantees were to be zero, then our maximum potential liability under these guarantees would be approximately $10. Under current circumstances we do not anticipate paying significant amounts under these guarantees; however, we cannot be certain that changes in market conditions or other factors will not cause the actual residual values to be lower than those currently anticipated. This potential liability was not reflected on our balance sheet as of December 31, 2011 or any prior date as we believe that proceeds from the sale of the equipment under these operating leases would approximate the payment obligation.
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
Interest Rate Risk. As of December 31, 2011, we had an aggregate of $1,065 of indebtedness that bears interest at variable rates, comprised of $810 of borrowings under the ABL facility and $255 of borrowings under our accounts receivable securitization facility. The interest rates applicable to our variable rate debt on December 31, 2011 were (i) 2.4 percent for the ABL facility and (ii) 0.9 percent for the accounts receivable securitization facility. As of December 31, 2011, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $7 for each one percentage point increase in the interest rates applicable to our variable rate debt.
The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. For additional information concerning the terms of our variable rate debt, see note 12 to our consolidated financial statements.
At December 31, 2011, we had an aggregate of $2.0 billion of indebtedness that bears interest at fixed rates, including our subordinated convertible debentures. A one percentage point decrease in market interest rates as of December 31, 2011 would increase the fair value of our fixed rate indebtedness by approximately five percent. For additional information concerning the fair value and terms of our fixed rate debt, see notes 11 (see “Fair Value of Financial Instruments”) and 12 to our consolidated financial statements.
Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2011 relative to the Company as a whole, a 10 percent change in this exchange rate would cause our annual after-tax earnings to change by approximately $6. As discussed in note 10 to our consolidated financial statements, during the year ended December 31, 2011, we recognized foreign currency losses of $4 associated with the revaluation of certain Canadian dollar denominated intercompany loans, however these losses were offset by gains of $4 recognized on forward contracts to purchase Canadian dollars, and the aggregate foreign currency impact of the intercompany loans and forward contracts did not have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.
Equity Price Risk. In connection with the November 2009 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying consolidated statements of stockholders’ equity (deficit). The convertible note hedge transactions cover, subject to anti-dilution adjustments, 15.1 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $30.00 or $35.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 7.3 million or 8.4 million shares, respectively. Based on the price of our common stock during 2011, holders of the 4 percent Convertible Notes had the right to convert the notes during each of the quarters in 2011 at a conversion price of $11.11 per share of common stock. During the year ended December 31, 2011, $5 of the 4 percent Convertible Notes were converted at an effective conversion price of $13.70. Upon conversion of these notes, we received $1 from the hedge counterparties, and recognized a $1 increase in additional paid-in capital. Additionally, upon conversion of these notes, additional paid-in capital was reduced by $7, reflecting the excess of the cash transferred upon settlement over the $5 principal amount of the converted notes. Based on the price of our common stock during the fourth quarter of 2011, holders of the 4 percent Convertible Notes have the right to convert the notes during the first quarter of 2012 at a conversion price of $11.11 per share of common stock. Between January 1, 2012 (the beginning of the first quarter) and January 23, 2012, none of the 4 percent Convertible Senior Notes were converted.

If the total $168 outstanding principal amount of the 4 percent Convertible Notes was converted, the total cost to settle the notes would be $446, assuming a conversion price of $29.55 (the closing price of our common stock on December 31, 2011) per share of common stock. The $168 principal amount would be settled in cash, and the remaining $278 could be settled in cash, shares of our common stock, or a combination thereof, at our discretion. Based on the December 31, 2011 closing stock price, approximately 9 million shares of stock would be issued if we settled the entire $278 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $15 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our December 31, 2011 closing stock price, we estimate that we would receive approximately $40 in either cash or stock from the hedge counterparties, after which the effective conversion price would be approximately $13.78. Additionally, $22 principal amount of our 1 7/8 percent Convertible Notes were outstanding at December 31, 2011. If the total $22 outstanding principal amount of the 1 7/8 percent Convertible Notes was converted, the total cost to settle the notes would be $30, assuming a conversion price of $29.55 (the closing price of our common stock on December 31, 2011) per share of common stock. The total cost to settle would change approximately $1 for each $1 (actual dollars) change in our stock price. The 1 7/8 percent Convertible Notes were not convertible at December 31, 2011.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of United Rentals, Inc.

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Rentals, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 25, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
January 25, 2012

UNITED RENTALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$36	$203
Accounts receivable, net of allowance for doubtful accounts of $33 and $29 at December 31, 2011 and 2010, respectively	464	377
Inventory	44	39
Prepaid expenses and other assets	75	37
Deferred taxes	104	69
Total current assets	723	725
Rental equipment, net	2,617	2,280
Property and equipment, net	366	393
Goodwill and other intangible assets, net	372	227
Other long-term assets	65	68
Total assets	$4,143	$3,693
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$395	$229
Accounts payable	206	132
Accrued expenses and other liabilities	263	208
Total current liabilities	864	569
Long-term debt	2,592	2,576
Subordinated convertible debentures	55	124
Deferred taxes	470	385
Other long-term liabilities	59	59
Total liabilities	4,040	3,713
Temporary equity (note 12)	39	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 62,877,530 and 60,621,338 shares issued and outstanding at December 31, 2011 and 2010, respectively	1	1
Additional paid-in capital	487	492
Accumulated deficit	(499)	(600)
Accumulated other comprehensive income	75	87
Total stockholders’ equity (deficit)	64	(20)
Total liabilities and stockholders’ equity (deficit)	$4,143	$3,693

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Equipment rentals	$2,151	$1,834	$1,830
Sales of rental equipment	208	144	229
Sales of new equipment	84	78	86
Contractor supplies sales	85	95	121
Service and other revenues	83	86	92
Total revenues	2,611	2,237	2,358
Cost of revenues:
Cost of equipment rentals, excluding depreciation	992	924	910
Depreciation of rental equipment	423	389	417
Cost of rental equipment sales	142	103	222
Cost of new equipment sales	67	65	73
Cost of contractor supplies sales	58	66	89
Cost of service and other revenues	31	32	37
Total cost of revenues	1,713	1,579	1,748
Gross profit	898	658	610
Selling, general and administrative expenses	407	367	408
RSC merger related costs	19	—	—
Restructuring charge	19	34	31
Non-rental depreciation and amortization	57	60	57
Operating income	396	197	114
Interest expense, net	228	255	226
Interest expense—subordinated convertible debentures, net	7	8	(4)
Other income, net	(3)	(3)	(1)
Income (loss) from continuing operations before provision (benefit) for income taxes	164	(63)	(107)
Provision (benefit) for income taxes	63	(41)	(47)
Income (loss) from continuing operations	101	(22)	(60)
Loss from discontinued operation, net of taxes	—	(4)	(2)
Net income (loss)	$101	$(26)	$(62)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.62	$(0.38)	$(0.98)
Loss from discontinued operation	—	(0.06)	(0.04)
Net income (loss)	$1.62	$(0.44)	$(1.02)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.38	$(0.38)	$(0.98)
Loss from discontinued operation	—	(0.06)	(0.04)
Net income (loss)	$1.38	$(0.44)	$(1.02)

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Accumulated Other Comprehensive Income
	Number of Shares	Amount
Balance at January 1, 2009	60	$1	$466	$(512)		$16
Comprehensive (loss) income:
Net loss				(62)	$(62)
Other comprehensive income (loss):
Foreign currency translation adjustments					51	51
Comprehensive loss					$(11)
Issuance of 4 percent Convertible Senior Notes, net			33
Stock compensation expense, net			8
Convertible note hedge transactions, net			(17)
Excess tax benefits from share-based payment arrangements, net			(2)
Other			(1)
Balance at December 31, 2009	60	$1	$487	$(574)		$67

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(In millions)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Accumulated Other Comprehensive Income
Balance at December 31, 2009	60	$1	$487	$(574)		$67
Comprehensive (loss) income:
Net loss				(26)	$(26)
Other comprehensive income (loss):
Foreign currency translation adjustments					20	20
Comprehensive loss					$(6)
Stock compensation expense, net			8
Excess tax benefits from share-based payment arrangements, net			(2)
Other	1		(1)
Balance at December 31, 2010	61	$1	$492	$(600)		$87

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(In millions)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2010	61	$1	$492	$(600)		$87
Comprehensive income:
Net income				101	$101
Other comprehensive loss:
Foreign currency translation adjustments					(11)	(11)
Fixed price diesel swaps					(1)	(1)
Comprehensive income					$89
Stock compensation expense, net			12
Exercise of common stock options	2		35
4 percent Convertible Senior Notes (1)			(45)
Shares repurchased and retired			(7)
Balance at December 31, 2011	63	$1	$487	$(499)		$75
_________________

(1)
Reflects a reduction due to our 4 percent Convertible Senior Notes being convertible at December 31, 2011 (an amount equal to the unamortized portion of the original issue discount was reclassified out of stockholders’ equity (deficit) and is reflected as “temporary equity” in our consolidated balance sheet as of December 31, 2011), and a reduction reflecting the excess of the cash transferred upon conversion of a portion of the 4 percent Convertible Senior Notes during the year ended December 31, 2011 over the principal amount of the converted notes, net of cash received from the option counterparties to our convertible note hedges upon the conversion. See note 12 to our consolidated financial statements for additional detail.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cash Flows From Operating Activities:
Net income (loss)	$101	$(26)	$(62)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	480	449	474
Amortization of deferred financing costs and original issue discounts	22	23	17
Gain on sales of rental equipment	(66)	(41)	(7)
Loss (gain) on sales of non-rental equipment	(2)	—	1
Stock compensation expense, net	12	8	8
RSC merger related costs	19	—	—
Restructuring charge	19	34	31
Loss (gain) on repurchase/redemption of debt securities and ABL amendment	3	28	(7)
Loss (gain) on retirement of subordinated convertible debentures	2	—	(13)
(Decrease) increase in deferred taxes	39	(58)	4
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(62)	(38)	128
(Increase) decrease in inventory	(3)	5	16
(Increase) decrease in prepaid expenses and other assets	(19)	61	(36)
Increase (decrease) in accounts payable	68	4	(32)
(Decrease) increase in accrued expenses and other liabilities	(5)	3	(84)
Net cash provided by operating activities	608	452	438
Cash Flows From Investing Activities:
Purchases of rental equipment	(774)	(346)	(260)
Purchases of non-rental equipment	(36)	(28)	(51)
Proceeds from sales of rental equipment	208	144	229
Proceeds from sales of non-rental equipment	17	7	13
Purchases of other companies	(276)	—	(25)
Net cash used in investing activities	(861)	(223)	(94)
Cash Flows From Financing Activities:
Proceeds from debt	1,892	3,423	3,452
Payments of debt, including subordinated convertible debentures	(1,813)	(3,606)	(3,658)
Payments of financing costs	(16)	(18)	(33)
Proceeds from the exercise of common stock options	35	1	—
Shares repurchased and retired	(7)	(1)	(1)
Cash paid in connection with the 4 percent Convertible Senior Notes and related hedge, net	(11)	—	(26)
Excess tax benefits from share-based payment arrangements, net	—	(2)	(2)
Net cash provided by (used in) financing activities	80	(203)	(268)
Effect of foreign exchange rates	6	8	16
Net (decrease) increase in cash and cash equivalents	(167)	34	92
Cash and cash equivalents at beginning of year	203	169	77
Cash and cash equivalents at end of year	$36	$203	$169
Supplemental disclosure of cash flow information:
Cash paid for interest, including subordinated convertible debentures	$203	$229	$234
Cash paid (received) for income taxes, net	24	(49)	3
See accompanying notes.

UNITED RENTALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data and unless otherwise indicated)

1.    Organization, Description of Business and Consolidation
United Rentals, Inc. ("Holdings") is principally a holding company and conducts its operations primarily through its wholly owned subsidiary, United Rentals (North America), Inc. (“URNA”), and subsidiaries of URNA. Holdings’ primary asset is its sole ownership of all issued and outstanding shares of common stock of URNA. URNA’s various credit agreements and debt instruments place restrictions on its ability to transfer funds to its stockholder. As used in this report, the terms the “Company,” “United Rentals,” “we,” “us,” and “our” refer to United Rentals, Inc. and its subsidiaries, unless otherwise indicated.
We rent equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and others in the United States and Canada. In addition to renting equipment, we sell new and used rental equipment, as well as related contractor supplies, parts and service.
During the year ended December 31, 2011, we completed the acquisitions of Venetor Group (“Venetor”), a seven location equipment rental company in Canada located in the province of Ontario, GulfStar Rental Solutions, LP (“GulfStar”), a three location power and HVAC (“heating, ventilating and air conditioning”) equipment rental company located in Texas and Louisiana, Ontario Laser Rentals Ltd. (“Ontario Laser”), a two location trench safety equipment rental company in Canada located in the province of Ontario, and Blue Mountain Equipment Rental Corporation (“Blue Mountain”), a company primarily focused on the industrial segment with three locations in Pennsylvania and West Virginia. Venetor, GulfStar, Ontario Laser and Blue Mountain had annual revenues of approximately $50, $15, $20 and $40, respectively. Our cash flows for the year ended December 31, 2011 reflect an aggregate of $276 paid to purchase these companies. The purchase price allocations for these acquisitions are based on preliminary valuations and are subject to change as we obtain additional information during each acquisition’s measurement period.
In addition, on December 15, 2011, we entered into a definitive merger agreement with RSC Holdings, Inc. (“RSC”), pursuant to which we have agreed to acquire RSC in a cash-and-stock transaction that ascribes a total enterprise value of $4.2 billion to RSC. Total cash consideration paid to holders of RSC common stock is expected to be approximately $1.1 billion and we anticipate issuing approximately 29 million shares of common stock in the merger. The cash portion of the merger will be financed through new debt issuances and drawing on current loan facilities. In connection with the proposed transaction, we intend to re-pay the outstanding amounts on RSC's existing senior secured credit facilities and senior secured notes due 2017, which totaled $854 as of September 30, 2011, and assume all of RSC's remaining $1.4 billion of unsecured debt after such repayment. The proposed merger is subject to approval by our stockholders and RSC stockholders, regulatory approvals and other mutual conditions of the parties. We expect the merger to close in the first half of 2012.
The accompanying consolidated financial statements include our accounts and those of our controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. We consolidate variable interest entities if we are deemed the primary beneficiary of the entity.

2.    Summary of Significant Accounting Policies
Cash Equivalents
We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Our cash equivalents at December 31, 2011 consist of direct obligations of financial institutions rated A or better.
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
Inventory
Inventory consists of new equipment, contractor supplies, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market. Cost is determined, depending on the type of inventory, using either a specific identification, weighted-average or first-in, first-out method.

Rental Equipment
Rental equipment, which includes service and delivery vehicles, is recorded at cost and depreciated over the estimated useful life of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to 12 years. Rental equipment is depreciated to a salvage value of zero to 10 percent of cost. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the equipment. The costs incurred under these refurbishment programs were $10, $12 and $33 for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in purchases of rental equipment in our consolidated statements of cash flows. Ordinary repair and maintenance costs are charged to operations as incurred. Repair and maintenance costs are included in cost of revenues on our consolidated statements of income. Repair and maintenance expense (including both labor and parts) for our rental equipment was $291, $262 and $256 for the years ended December 31, 2011, 2010 and 2009, respectively.
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
Business Combinations
We have made a number of acquisitions in the past and may continue to make acquisitions in the future. We allocate the cost of the acquired enterprise to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. With the exception of goodwill and other intangible assets, long-lived fixed assets generally represent the largest component of our acquisitions. The long-lived fixed assets that we acquire are primarily rental equipment, transportation equipment and real estate.
In addition to long-lived fixed assets, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the book values reflected on the acquired entities' balance sheets. However, when appropriate, we adjust these book values for factors such as collectibility and existence. The intangible assets that we have acquired are primarily goodwill, customer relationships and non-compete agreements. Goodwill is calculated as the excess of the cost of the acquired entity over the fair value of the net assets acquired. Customer relationships and non-compete agreements are valued based on an excess earnings or income approach with consideration to projected cash flows.
Goodwill and the Evaluation of Goodwill Impairment
As discussed above, goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. We test for goodwill impairment at a regional level. We are required to review our goodwill for impairment annually as of a scheduled review date; however, if events or circumstances suggest that goodwill could be impaired, we may be required to conduct an earlier review. The scheduled review date is October 1 of each year.
Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. As discussed more fully in note 8 to the consolidated financial statements, we early adopted this guidance for our annual goodwill impairment test that was conducted as of October 1, 2011.
Other Intangible Assets
Other intangible assets consist of non-compete agreements and customer relationships. The non-compete agreements are being amortized on a straight-line basis over initial periods ranging from two to five years. The customer relationships are being amortized on a straight-line basis over initial periods ranging from eight to 12 years.
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
Translation of Foreign Currency
Assets and liabilities of our Canadian subsidiaries that have a functional currency other than U.S. dollars are translated into U.S. dollars using exchange rates at the balance sheet date. Revenues and expenses are translated at average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income within stockholders’ equity.
Revenue Recognition
Our rental contract periods are hourly, daily, weekly or monthly and we recognize equipment rental revenue on a straight-line basis. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $16 and $12 as of December 31, 2011 and 2010, respectively. Revenues from the sale of rental equipment and new equipment are recognized at the time of delivery to, or pick-up by, the customer and when collectibility is reasonably assured. Sales of contractor supplies are also recognized at the time of delivery to, or pick-up by, the customer. Service revenue is recognized as the services are performed. Sales tax amounts collected from customers are recorded on a net basis.
Delivery Expense
Equipment rentals include our revenues from fees we charge for equipment delivery. Delivery costs are charged to operations as incurred, and are included in cost of revenues on our consolidated statements of income.
Advertising Expense
We promote our business through local and national advertising in various media, including trade publications, yellow pages, the Internet, radio and direct mail. Advertising costs are generally expensed as incurred. Advertising expense, net of qualified advertising reimbursements, was $0, $2 and $6 for the years ended December 31, 2011, 2010 and 2009, respectively.
Insurance
We are insured for general liability, workers’ compensation and automobile liability, subject to deductibles or self-insured retentions per occurrence of $2 for general liability, $1 for workers’ compensation and $2 for automobile liability as of December 31, 2011 and 2010. Losses within these deductible amounts are accrued based upon the aggregate liability for reported claims incurred, as well as an estimated liability for claims incurred but not yet reported. These liabilities are not discounted. The Company is also self-insured for group medical claims but purchases “stop loss” insurance to protect itself from any one loss exceeding $600,000 (actual dollars).
Income Taxes
We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial statement and tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not to be realized in future periods. The most significant positive evidence that we consider in the recognition of deferred tax assets is the expected reversal of cumulative deferred tax liabilities resulting from book versus tax depreciation of our rental equipment fleet that is well in excess of the deferred tax assets.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates impact the calculation of the allowance for doubtful accounts, depreciation and amortization, income taxes, reserves for claims, loss contingencies (including legal contingencies) and the fair values of financial instruments. Actual results could materially differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to receivables is limited because a large number of geographically diverse customers make up our customer base. Our largest customer accounted for less than one percent of total revenues in each of 2011, 2010, and 2009. Our customer with the largest receivable balance represented approximately two percent and one percent of total receivables at December 31, 2011 and 2010, respectively. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
Stock-Based Compensation
We measure stock-based compensation at the grant date based on the fair value of the award and recognize stock-based compensation expense over the requisite service period. Determining the fair value of stock option awards requires judgment, including estimating stock price volatility, forfeiture rates and expected option life. Restricted stock awards are valued based on the fair value of the stock on the grant date and the related compensation expense is recognized over the service period. Similarly, for time-based restricted stock awards subject to graded vesting, we recognize compensation cost on a straight-line basis over the requisite service period. We classify cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (“excess tax benefits”) as financing cash flows.
New Accounting Pronouncements
Comprehensive Income. In June and December 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is our current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB, and is not expected to have a material effect on our financial condition or results of operations, though it will change our financial statement presentation.
Goodwill Impairment Testing. In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. We early adopted this guidance for our annual goodwill impairment test that was conducted as of October 1, 2011, as discussed in note 8 to the consolidated financial statements. The adoption of this guidance did not have a material effect on our financial condition or results of operations.

3.    Discontinued Operation
In December 2006, we entered into a definitive agreement to sell our traffic control business to HTS Acquisition, Inc. (“HTS”), an entity formed by affiliates of private equity investors Wynnchurch Capital Partners and Oak Hill Special Opportunities Fund, L.P. The transaction closed in February 2007 and we received net proceeds of $66. The results of operations of our traffic control business are reported within discontinued operation in the consolidated statements of income.
As part of the sale, we retained financial responsibility for deductibles and self-insured retentions associated with casualty insurance programs (workers’ compensation, automobile liability and general liability) covering the traffic control business with respect to claims arising from loss occurrences prior to closing. These liabilities were not assumed by the purchaser. We are not liable for these types of liabilities for the traffic control business to the extent they arise subsequent to closing. The aggregate amount of these retained insurance liabilities as of December 31, 2011 and 2010 was $8 and $12, respectively, and is included in accrued expenses and other liabilities and other long-term liabilities in the consolidated balance sheets. The 2010 and 2009 after-tax losses of $4 and $2, respectively, which are reflected in loss from discontinued operation, net of taxes in the accompanying consolidated statements of income, relate to changes in estimates for these retained insurance liabilities. 2011 results include a loss of less than $1 related to these retained liabilities.

4.    Segment Information
Our reportable segments are general rentals and trench safety, power and HVAC. The general rentals segment includes the rental of the following equipment:

•
General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment and material handling equipment, which accounted for approximately 41 percent of our total 2011 equipment rental revenue;

•	Aerial work platforms, such as boom lifts and scissor lifts, which accounted for approximately 39 percent of our total 2011 equipment rental revenue; and

•	General tools and light equipment, such as pressure washers, water pumps, generators, heaters and power tools, which accounted for approximately 8 percent of our total 2011 equipment rental revenue.

The general rentals segment reflects the aggregation of seven geographic regions—the Southwest, Gulf, Northwest, Southeast, Midwest, East, and the Northeast Canada—and operates throughout the United States and Canada.

The trench safety, power and HVAC segment includes the rental of specialty construction products such as the following:

•
Trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, which accounted for approximately 6 percent of our total 2011 equipment rental revenue; and

•
Power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, which accounted for approximately 6 percent of our total 2011 equipment rental revenue.

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
The following table sets forth financial information by segment for the years ended December 31, 2011, 2010 and 2009, except for balance sheet information, which is presented as of December 31, 2011 and 2010.

	General rentals	Trench safety, power and HVAC	Total
2011
Equipment rentals	$1,953	$198	$2,151
Sales of rental equipment	201	7	208
Sales of new equipment	77	7	84
Contractor supplies sales	79	6	85
Service and other revenues	79	4	83
Total revenue	2,389	222	2,611
Depreciation and amortization expense	448	32	480
Segment operating income	377	57	434
Capital expenditures	739	71	810
Total assets	$3,776	$367	$4,143
2010
Equipment rentals	$1,693	$141	$1,834
Sales of rental equipment	134	10	144
Sales of new equipment	72	6	78
Contractor supplies sales	89	6	95
Service and other revenues	83	3	86
Total revenue	2,071	166	2,237
Depreciation and amortization expense	426	23	449
Segment operating income	199	32	231
Capital expenditures	344	30	374
Total assets	$3,458	$235	$3,693
2009
Equipment rentals	$1,700	$130	$1,830
Sales of rental equipment	218	11	229
Sales of new equipment	81	5	86
Contractor supplies sales	114	7	121
Service and other revenues	89	3	92
Total revenue	2,202	156	2,358
Depreciation and amortization expense	449	25	474
Segment operating income	123	22	145
Capital expenditures	$295	$16	$311

The following is a reconciliation of segment operating income to total Company operating income:

	Year Ended December 31,
	2011	2010	2009
Total segment operating income	$434	$231	$145
Unallocated RSC merger related costs	(19)	—	—
Unallocated restructuring charge	(19)	(34)	(31)
Operating income	$396	$197	$114

We operate in the United States and Canada. The following table presents geographic area information for the years ended December 31, 2011, 2010 and 2009, except for balance sheet information, which is presented as of December 31, 2011 and 2010. All the foreign assets as of December 31, 2011 and 2010 are Canadian, and the foreign information in the following table primarily relates to Canada.

	Domestic	Foreign	Total
2011
Equipment rentals	$1,779	$372	$2,151
Sales of rental equipment	180	28	208
Sales of new equipment	59	25	84
Contractor supplies sales	62	23	85
Service and other revenues	64	19	83
Total revenue	2,144	467	2,611
Rental equipment, net	2,181	436	2,617
Property and equipment, net	338	28	366
Goodwill and other intangibles, net	$232	$140	$372
2010
Equipment rentals	$1,569	$265	$1,834
Sales of rental equipment	121	23	144
Sales of new equipment	59	19	78
Contractor supplies sales	71	24	95
Service and other revenues	68	18	86
Total revenue	1,888	349	2,237
Rental equipment, net	1,985	295	2,280
Property and equipment, net	365	28	393
Goodwill and other intangibles, net	$182	$45	$227
2009
Equipment rentals	$1,602	$228	$1,830
Sales of rental equipment	200	29	229
Sales of new equipment	70	16	86
Contractor supplies sales	96	25	121
Service and other revenues	78	14	92
Total revenue	$2,046	$312	$2,358

5.    Restructuring and Asset Impairment Charges
Over the past several years we have been focused on reducing our operating costs. In connection with this strategy, and in recognition of the challenging economic environment, we reduced our employee headcount from approximately 10,900 at December 31, 2007 to approximately 7,500 at December 31, 2011. Additionally, we reduced our branch network from 697 at December 31, 2007 to 529 at December 31, 2011. The restructuring charges for the years ended December 31, 2011, 2010 and 2009 include severance costs associated with our headcount reductions, as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities.
The table below provides certain information concerning our restructuring charges:

Description	Beginning Reserve Balance	Charged to Costs and Expenses(1)	Payments and Other	Ending Reserve Balance
Year ended December 31, 2009:
Branch closure charges	$11	$24	$(15)	$20
Severance costs	2	7	(8)	1
Total	$13	$31	$(23)	$21
Year ended December 31, 2010:
Branch closure charges	$20	$28	$(22)	$26
Severance costs	1	6	(5)	2
Total	$21	$34	$(27)	$28
Year ended December 31, 2011:
Branch closure charges	$26	$17	$(16)	$27
Severance costs	2	2	(3)	1
Total	$28	$19	$(19)	$28

_________________

(1)	Reflected in our consolidated statements of income as “Restructuring charge.”
 We have incurred total restructuring charges between January 1, 2008 and December 31, 2011 of $104, comprised of $83 of branch closure charges and $21 of severance costs. We believe that the restructuring activity is complete as of December 31, 2011.
In addition to the restructuring charges discussed above, during the years ended December 31, 2011, 2010 and 2009, we recorded asset impairment charges of $4, $9 and $12, respectively, in our general rentals segment. The 2011 and 2010 impairment charges are primarily reflected in non-rental depreciation and amortization in the accompanying consolidated statements of income and principally relate to write-offs of leasehold improvements and other fixed assets in connection with the consolidation of our branch network discussed above. The 2009 impairment charge includes $9 reflected in depreciation of rental equipment in the accompanying consolidated statements of income related to certain rental equipment, as well as $3 primarily related to leasehold improvement write-offs which is reflected in non-rental depreciation and amortization in the accompanying consolidated statements of income.

6.    Rental Equipment
Rental equipment consists of the following:

	December 31,
	2011	2010
Rental equipment	$4,209	$3,787
Less accumulated depreciation	(1,592)	(1,507)
Rental equipment, net	$2,617	$2,280

7.    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2011	2010
Land	$109	$112
Buildings	223	227
Non-rental vehicles	15	20
Machinery and equipment	39	39
Furniture and fixtures	123	109
Leasehold improvements	158	166
	667	673
Less accumulated depreciation and amortization	(301)	(280)
Property and equipment, net	$366	$393

8.    Goodwill and Other Intangible Assets
We have made acquisitions over the years, principally during the period from 1997 to 2000, which included the recognition of a significant amount of goodwill. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred.
In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. We early adopted this guidance for our annual goodwill impairment test that was conducted as of October 1, 2011. In performing the 2011 goodwill impairment test, we assessed the relevant qualitative factors and concluded that it is more likely than not that the fair values of our reporting units (our regions) are greater than their carrying amounts. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, general economic conditions, our outlook for construction activity, our recent and forecasted financial performance and the price of the Company's common stock.
The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2011:

	General rentals	Trench safety, power and HVAC	Total
Balance at January 1, 2009 (1)	$97	$93	$190
Goodwill related to acquisitions	1	—	1
Foreign currency translation and other adjustments	5	—	5
Balance at December 31, 2009 (1)	103	93	196
Foreign currency translation and other adjustments	2	—	2
Balance at December 31, 2010 (1)	105	93	198
Goodwill related to acquisitions	65	31	96
Foreign currency translation and other adjustments	(3)	(2)	(5)
Balance at December 31, 2011 (1)	$167	$122	$289

_________________

(1)	The total carrying amount of goodwill for all periods in the table above is reflected net of $1,557 of accumulated impairment charges, which were primarily recorded in our general rentals segment.
Other intangible assets primarily consist of customer relationships and non-compete agreements. Intangible assets were comprised of the following at December 31, 2011 and 2010:

	As of December 31, 2011
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	46 months	$30	$25	$5
Customer relationships	9 years	$121	$43	$78

	As of December 31, 2010
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	27 months	$25	$24	$1
Customer relationships	5 years	$64	$36	$28

Our other intangibles assets, net at December 31, 2011 include customer relationships and non-compete agreements of $56 and $4, respectively, associated with the 2011 acquisitions discussed above (see note 1, "Organization, Description of Business and Consolidation"). No residual value has been assigned to these intangible assets. The weighted-average initial amortization periods for the acquired customer relationships and non-compete agreements are 11.6 years and 55 months, respectively.

Amortization expense for other intangible assets was $8, $7 and $8 for the years ended December 31, 2011, 2010 and 2009, respectively.
As of December 31, 2011, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2012	$12
2013	12
2014	10
2015	9
2016	8
Thereafter	32
Total	$83

9.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2011	2010
Self-insurance accruals	$30	$36
Accrued compensation and benefit costs	57	32
Property and income taxes payable	18	23
Restructuring reserves (1)	28	28
Interest payable	26	21
Deferred revenue (2)	18	14
National accounts accrual	21	15
Due to seller	14	—
Other (3)	51	39
Accrued expenses and other liabilities	$263	$208
_________________

(1)	Relates to branch closure charges and severance costs. See note 5 (“Restructuring and Asset Impairment Charges”) for additional detail.

(2)	Primarily relates to amounts billed to customers in excess of recognizable equipment rental revenue. See note 2 (“Revenue Recognition”) for additional detail.

(3)	Other includes multiple items, none of which are individually significant.
Other long-term liabilities consist of the following:

	December 31,
	2011	2010
Self-insurance accruals	$53	$57
Other	6	2
Other long-term liabilities	$59	$59

10.    Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of December 31, 2011, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our consolidated statements of income during the period in which the changes in fair value occur.
We are exposed to certain risks relating to our ongoing business operations. During the year ended December 31, 2011, the risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At December 31, 2011, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the year ended December 31, 2011, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At December 31, 2011, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars, which were all settled as of December 31, 2011, represented derivative instruments not designated as hedging instruments.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at December 31, 2011 were designated and qualify as cash flow hedges and the effective portion of the unrealized gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our consolidated statements of income during the current period. As of December 31, 2011, we had outstanding fixed price swap contracts covering 4.2 million gallons of diesel which will be purchased throughout 2012.
Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars, which were all settled as of December 31, 2011, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our consolidated statements of income during the period in which the changes in fair value occurred. During the year ended December 31, 2011, forward contracts were used to purchase $221 Canadian dollars, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the year ended December 31, 2011. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.
Financial Statement Presentation
There were no derivative instruments outstanding during the year ended December 31, 2009, and derivative instruments had no impact on our financial statements in 2009.

As of December 31, 2011 and December 31, 2010, $0 and less than $1 were reflected in prepaid expenses and other assets, respectively, $1 and $0, respectively, were reflected in accrued expenses and other liabilities, and less than $1 was reflected in accumulated other comprehensive income in our consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges. Operating cash flows in our consolidated statement of cash flows for the year ended December 31, 2011 include $22 associated with the fixed price diesel swaps, comprised of the $23 cost of the 5.9 million hedged gallons of diesel purchased in 2011, net of cash received from the counterparties to the fixed price swaps. Insignificant amounts (less than $1) were reflected in our consolidated statement of cash flows for the year ended December 31, 2011 associated with the forward contracts to purchase Canadian dollars, as the cash impact of the $4 gain recognized on the derivative was offset by the $4 loss recognized on the hedged item. Operating cash flows in our consolidated statement of cash flows for the year ended December 31, 2010 include $11 associated with the fixed price diesel swaps, comprised of the $11 cost of the 3.6 million hedged gallons of diesel purchased in 2010, net of cash received from the counterparty to the fixed price swaps. Insignificant amounts (less than $1) were reflected in our consolidated statement of cash flows for the year ended December 31, 2010 associated with the forward contracts to purchase Canadian dollars, as the cash impact of the $13 gain recognized on the derivative was offset by the $13 loss recognized on the hedged item.
The effect of our derivative instruments on our consolidated statements of income for the years ended December 31, 2011 and 2010 was as follows:

		Year Ended December 31, 2011		Year Ended December 31, 2010
	Location of income (expense) recognized on derivative/hedged item	Amount of income recognized on derivative	Amount of expense recognized on hedged item	Amount of income recognized on derivative	Amount of expense recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	2	(23)	*	(11)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	4	(4)	13	(13)
_________________
 * Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)	Amounts recognized on hedged item reflect the use of 5.9 million and 3.6 million gallons of diesel covered by the fixed price swaps during the years ended December 31, 2011 and 2010, respectively.

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
Assets and Liabilities Measured at Fair Value
As of December 31, 2011 and 2010, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of December 31, 2011, $1 was reflected in accrued expenses and other liabilities in our consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As of December 31, 2010, less than $1 was reflected in prepaid expenses and other assets in our consolidated balance sheets reflecting the fair value of the fixed price diesel swaps contracts. As discussed in note 10 to the consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of December 31, 2011, we have fixed price swap contracts that mature throughout 2012 covering 4.2 gallons of diesel which we will buy at the average contract price of $3.98 per gallon, while the average forward price for the hedged gallons was $3.79 per gallon as of December 31, 2011.
Fair Value of Financial Instruments
The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our senior secured asset-based revolving credit facility (“ABL facility”), accounts receivable securitization facility and 1 7/8 percent Convertible Senior Subordinated Notes approximate their book values as of December 31, 2011 and 2010. The estimated fair values of our other financial instruments at December 31, 2011 and 2010 have been calculated based upon available market information or an appropriate valuation technique, and are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Subordinated convertible debentures	$55	$49	$124	$92
Senior and senior subordinated notes	1,861	1,933	1,854	2,020
Capital leases (1)	39	33	25	20

(1)    The fair value of capital leases is determined using the expected present value of the leases.

12.    Debt
Debt consists of the following:

	December 31,
	2011	2010
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$255	$221
$1.80 billion ABL Facility (1)	810	683
10 7/8 percent Senior Notes	489	488
9 1/4 percent Senior Notes	493	492
8 3/8 percent Senior Subordinated Notes	750	750
1 7/8 percent Convertible Senior Subordinated Notes	22	22
Capital leases	39	25
Total URNA and subsidiaries debt	2,858	2,681
Holdings:
4 percent Convertible Senior Notes	129	124
Total debt (2)	2,987	2,805
Less short-term portion	(395)	(229)
Total long-term debt	$2,592	$2,576

(1)
$929 and $7 were available under our ABL facility and accounts receivable securitization facility, respectively, at December 31, 2011. The ABL facility availability is reflected net of $50 of letters of credit. At December 31, 2011, the interest rates applicable to our ABL facility and accounts receivable securitization facility were 2.4 percent and 0.9 percent, respectively.

(2)
In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. Total long-term debt at December 31, 2011 and 2010 excludes $55 and $124 of these Debentures, respectively, which are separately classified in our consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflect the obligation to our subsidiary that has issued the QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the Trust. See note 13 (“Subordinated Convertible Debentures”) for additional detail.

Short-term debt
As of December 31, 2011, our short-term debt primarily reflects $255 of borrowings under our accounts receivable securitization facility and $129 of 4 percent Convertible Senior Notes. The 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt because they are convertible at December 31, 2011. As discussed below, in September 2011, we amended our accounts receivable securitization facility. During the year ended December 31, 2011, the monthly average amount outstanding under the accounts receivable securitization facility, including the former and amended facilities, was $230 and the weighted-average interest rate thereon was 1.4 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the year ended December 31, 2011, including the former and amended facilities, was $276.
Accounts Receivable Securitization Facility. In September 2011, we amended our accounts receivable securitization facility. The amended facility expires on September 26, 2012, and may be extended on a 364-day basis by mutual agreement of the Company and the purchasers under the facility. The amended facility provides for, among other things, (i) a decrease in the facility size from $325 to $300, (ii) adjustments to the receivables subject to purchase, (iii) generally lower borrowing costs, which are based on commercial paper rates plus a specified spread, and (iv) a commitment fee based on the utilization of the facility. Borrowings under the amended facility will continue to be reflected as short-term debt on our consolidated balance sheets. Key provisions of the amended facility include the following:

•
borrowings are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans by a specified amount. As of December 31, 2011, there were $372 of receivables in the collateral pool;

•	the receivables in the collateral pool are the lenders’ only source of repayment;

•
upon early termination of the facility, no new amounts will be advanced under the facility and collections on the receivables securing the facility will be used to repay the outstanding borrowings; and

•
standard termination events including, without limitation, a change of control of Holdings, URNA or certain of its subsidiaries, a failure to make payments, a failure to comply with standard default, delinquency, dilution and days sales outstanding covenants, or breach of certain financial ratio covenants under the ABL facility.

ABL Facility. In June 2008, Holdings, URNA, and certain of our subsidiaries entered into a credit agreement providing for a five-year $1.25 billion ABL facility, a portion of which is available for borrowing in Canadian dollars. In October 2008 and November 2009, the ABL facility was upsized to $1.285 billion and $1.36 billion, respectively. In October 2011, we amended the ABL facility. The amended facility, which expires on October 13, 2016, provides for, among other things, an increase in the facility size from $1.36 billion to $1.80 billion, an uncommitted incremental increase in the size of the facility of up to $500, and generally lower borrowing costs.
The ABL facility is subject to, among other things, the terms of a borrowing base derived from the value of eligible rental equipment and eligible inventory. The borrowing base is subject to certain reserves and caps customary for financings of this type. All amounts borrowed under the credit agreement must be repaid on or before October 2016. Loans under the credit agreement bear interest, at URNA’s option: (i) in the case of loans in U.S. dollars, at a rate equal to the London interbank offered rate or an alternate base rate, in each case plus a spread, or (ii) in the case of loans in Canadian dollars, at a rate equal to the Canadian prime rate or an alternate rate (Bankers Acceptance Rate), in each case plus a spread. The interest rates under the credit agreement are subject to change based on the availability in the facility. A commitment fee accrues on any unused portion of the commitments under the credit agreement at a rate per annum based on usage. Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. The credit agreement also contains covenants that, unless certain financial and other conditions are satisfied, require URNA to satisfy various financial tests and to maintain certain financial ratios. As discussed below (see “Loan Covenants and Compliance”), the only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio. Since the October 2011 amendment of the facility and through December 31, 2011, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. In addition, the credit agreement contains customary negative covenants applicable to Holdings, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends or make certain other restricted payments on capital stock and certain other securities, (iv) prepay certain indebtedness and (v) make acquisitions and investments. The U.S. dollar borrowings under the credit agreement are secured by substantially all of our assets and substantially all of the assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The U.S. dollar borrowings under the credit agreement are guaranteed by Holdings and by URNA and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries and from Holdings and URNA, and, subject to certain exceptions, our domestic subsidiaries. Under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders, among other things, to terminate our ABL facility and to require us to repay outstanding borrowings.
As of December 31, 2011, the ABL facility was our only long-term variable rate debt instrument. During the year ended December 31, 2011, the monthly average amount outstanding under the ABL facility, including the former and amended facilities, was $707, and the weighted-average interest rate thereon was 3.1 percent. The maximum month-end amount outstanding under the ABL facility during the year ended December 31, 2011, including the former and amended facilities, was $810.
10 7/8 percent Senior Notes. In June 2009, URNA issued $500 aggregate principal amount of 10 7/8 percent Senior Notes (the “10  7/8 percent Notes”), which are due June 15, 2016. The net proceeds from the sale of the 10 7/8 percent Notes were $471 (after deducting the initial purchasers’ discount and offering expenses). The 10 7/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 10 7/8 percent Notes may be redeemed on or after June 15, 2013 at specified redemption prices that range from 105.438 percent in 2013 to 100.0 percent in 2015 and thereafter. The indenture governing the 10  7/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) indebtedness; (ii) restricted payments; (iii) liens; (iv) asset sales; (v) issuance of preferred stock of restricted subsidiaries; (vi) transactions with affiliates; (vii) dividend and other payment restrictions affecting restricted subsidiaries; (viii) designations of unrestricted subsidiaries; (ix) additional subsidiary guarantees and (x) mergers, consolidations or sales of substantially all of its assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 10  7/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the December 31, 2011 carrying value of the 10  7/8 percent Notes and the $500 principal amount relates to the $11 unamortized portion of the original issue discount recognized in conjunction with the issuance of these notes, which is being amortized through the above maturity date. The effective interest rate on the 10  7/8 percent Notes is 11.50 percent.
9  1/4 percent Senior Notes. In November 2009, URNA issued $500 aggregate principal amount of 9 1/4  percent Senior Notes (the “9 1/4 percent Notes”), which are due December 15, 2019. The net proceeds from the sale of the 9 1/4 percent Notes were $480 (after deducting the initial purchasers’ discount and offering expenses). The 9 1/4 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 9 1/4 percent Notes may be redeemed on or after December 15, 2014 at specified redemption prices that range from 104.625 percent in 2014 to 100.0 percent in 2017 and thereafter. The indenture governing the 9 1/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) indebtedness; (ii) restricted payments; (iii) liens; (iv) asset sales; (v) issuance of preferred stock of restricted subsidiaries; (vi) transactions with affiliates; (vii) dividend and other payment restrictions affecting restricted subsidiaries; (viii) designations of unrestricted subsidiaries; (ix) additional subsidiary guarantees and (x) mergers, consolidations or sales of substantially all of its assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 9 1/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the December 31, 2011 carrying value of the 9 1/4  percent Notes and the $500 principal amount relates to the $7 unamortized portion of the original issue discount recognized in conjunction with the issuance of these notes, which is being amortized through the above maturity date. The effective interest rate on the 9 1/4 percent Notes is 9.50 percent.
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
1  7/8 percent Convertible Senior Subordinated Notes. In October and December 2003, URNA issued approximately $144 aggregate principal amount of 1 7/8 percent Convertible Senior Subordinated Notes (the “1 7/8 percent Convertible Notes”), which are due October 15, 2023. The net proceeds from the sale of the 1 7/8 percent Convertible Notes were approximately $140, after deducting the initial purchasers’ discount and offering expenses. The 1 7/8 percent Convertible Notes are unsecured and are guaranteed by Holdings. Holders of the 1 7/8 percent Convertible Notes may convert them into shares of common stock of Holdings prior to their maturity at a current conversion price of approximately $21.83 per share (subject to further adjustment in certain circumstances), if (i) the price of Holdings’ common stock reaches a specific threshold, (ii) the 1 7/8 percent Convertible Notes are called for redemption, (iii) specified corporate transactions occur or (iv) the trading price of the 1 7/8 percent Convertible Notes falls below certain thresholds. The 1 7/8 percent Convertible Notes mature on October 15, 2023. In October 2010, we redeemed $93 principal amount of the 1 7/8 percent Convertible Notes following the exercise of a mandatory repurchase option by holders of the notes. Holders of the 1 7/8 percent Convertible Notes may require URNA to repurchase all or a portion of the 1 7/8 percent Convertible Notes in cash on each of October 15, 2013 and October 15, 2018 at 100 percent of the principal amount of the 1 7/8 percent Convertible Notes to be repurchased. If the total $22 outstanding principal amount of the 1 7/8 percent Convertible Notes was converted, the total cost to settle the notes would be $30, assuming a conversion price of $29.55 (the closing price of our common stock on December 31, 2011) per share of common stock. The total cost to settle would change approximately $1 for each $1 (actual dollars) change in our stock price. The 1 7/8 percent Convertible Notes were not convertible at December 31, 2011.
4 percent Convertible Senior Notes. In November 2009, Holdings issued $173 aggregate principal amount of unsecured 4 percent Convertible Senior Notes (the “4 percent Convertible Notes”), which are due November 15, 2015. The net proceeds from the sale of the 4 percent Convertible Notes were approximately $167, after commissions, fees and expenses, but before the $26 cost of the convertible note hedge transactions described below. Holders of the 4 percent Convertible Notes may convert them into shares of Holdings’ common stock prior to the close of business on the business day immediately preceding May 15, 2015 (subject to earlier conversion in certain circumstances) at an initial conversion price of approximately $11.11 per share of common stock (subject to further adjustment in certain circumstances), if (i) the price of Holdings’ common stock reaches a specific threshold, (ii) the trading price of the 4 percent Convertible Notes falls below certain thresholds or (iii) specified corporate transactions occur. The difference between the December 31, 2011 carrying value of the 4 percent Convertible Notes and the outstanding principal amount of $168 reflects the $39 unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized through the maturity date of November 15, 2015. Because the 4 percent Convertible Notes were convertible at December 31, 2011, an amount equal to the $39 unamortized portion of the original issue discount is separately classified in our consolidated balance sheets and referred to as “temporary equity.” Based on the price of our common stock during 2011, holders of the 4 percent Convertible Notes had the right to convert the notes during each of the quarters in 2011 at a conversion price of $11.11 per share of common stock. During the year ended December 31, 2011, $5 of the 4 percent Convertible Notes were converted. Upon the conversion of these notes, we received $1 from the hedge counterparties, and recognized a $1 increase in additional paid-in capital. Additionally, upon the conversion of these notes, additional paid-in capital was reduced by $7, reflecting the excess of the cash transferred upon settlement over the $5 principal amount of the converted notes. Based on the price of our common stock during the fourth quarter of 2011, holders of the 4 percent Convertible Notes have the right to convert the notes during the first quarter of 2012 at a conversion price of $11.11 per share of common stock. Between January 1, 2012 (the beginning of the first quarter) and January 23, 2012, none of the 4 percent Convertible Notes were converted.
If the total $168 outstanding principal amount of the 4 percent Convertible Notes was converted, the total cost to settle the notes would be $446, assuming a conversion price of $29.55 (the closing price of our common stock on December 31, 2011) per share of common stock. The $168 principal amount would be settled in cash, and the remaining $278 could be settled in cash, shares of our common stock, or a combination thereof, at our discretion. Based on the December 31, 2011 closing stock price, approximately 9 million shares of stock would be issued if we settled the entire $278 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $15 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our December 31, 2011 closing stock price, we estimate that we would receive approximately $40 in either cash or stock from the hedge counterparties, after which the effective conversion price would be approximately $13.78.
If Holdings undergoes a fundamental change (as defined in the indenture governing the 4 percent Convertible Notes), holders of the 4 percent Convertible Notes may require Holdings to repurchase all or any portion of their 4 percent Convertible

Notes for cash at a price equal to 100 percent of the principal amount of the 4 percent Convertible Notes to be purchased plus any accrued and unpaid interest, including any additional interest, through but excluding the fundamental change purchase date. The difference between the December 31, 2011 carrying value of the 4 percent Convertible Notes and the $168 principal amount relates to the $39 unamortized portion of the original issue discount recognized in conjunction with the issuance of these notes, which is being amortized through the above maturity date. The original issue discount increased additional paid-in capital by $33, net of taxes, in our accompanying consolidated statements of stockholders’ equity (deficit), and represents the difference between the $173 of gross proceeds from the 4 percent Convertible Notes issuance and the fair value of the debt component of the 4 percent Convertible Notes at issuance. The effective interest rate on the debt component of the 4 percent Convertible Notes is 11.60 percent. Upon conversion of the 4 percent Convertible Notes, we pay cash for the principal amount of the note, and cash, shares of our common stock, or a combination thereof, at our discretion, for the portion of the conversion value that exceeds the principal amount of the note.
In connection with the 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying consolidated statements of stockholders’ equity (deficit). The convertible note hedge transactions cover, subject to anti-dilution adjustments, 15.1 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $30.00 or $35.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 7.3 million or 8.4 million shares, respectively. Based on the price of our common stock during 2011, holders of the 4 percent Convertible Notes had the right to convert the notes during each of the quarters in 2011 at a conversion price of $11.11 per share of common stock. During the year ended December 31, 2011, $5 of the 4 percent Convertible Notes were converted at an effective conversion price of $13.70.
Retirement of Debt. During the years ended December 31, 2011 and 2010, we repurchased or redeemed and subsequently retired certain of our outstanding debt securities. In connection with these repurchases/redemptions, we recognized losses based on the difference between the net carrying amounts of the repurchased securities and the repurchase prices. A summary of our debt repurchase activity for the years ended December 31, 2011 and 2010 is as follows:

	Year ended December 31, 2011			Year ended December 31, 2010
	Repurchase price	Principal	Loss (1)	Repurchase price	Principal	Loss (1)
7 3/4 percent Senior Subordinated Notes (2)	$—	$—	$—	$490	$484	$(14)
7 percent Senior Subordinated Notes (2)	—	—	—	267	261	(8)
6 1/2 percent Senior Notes (2)	—	—	—	435	435	(4)
1 7/8 percent Convertible Senior Subordinated Notes	—	—	—	93	93	(2)
4 percent Convertible Senior Notes (3)	5	5	(*)	—	—	—
Total	$5	$5	$ (*)	$1,285	$1,273	$(28)

* Amount is insignificant (less than $1).

(1)
The amount of the loss is calculated as the difference between the net carrying amount of the related security and the repurchase price. The net carrying amounts of the securities are less than the principal amounts due to capitalized debt issuance costs and any original issue discount. Aggregate costs of less than $1 and $16 were written off in the years ended December 31, 2011 and 2010, respectively, in connection with the repurchases/redemptions. The $16 of aggregate costs written off in the year ended December 31, 2010 was comprised of $12 of write-offs of debt issuance costs and a $4 write-off of a previously terminated derivative transaction. The losses are reflected in interest expense, net in our consolidated statements of income.

(2)
Prior to December 31, 2010, we repurchased and retired the entire principal amounts of these debt securities, which are not reflected in our consolidated balance sheets as of December 31, 2011 and 2010.

(3)
As discussed above, based on the price of our common stock during 2011, holders of the 4 percent Convertible Senior Notes had the right to convert the notes during each of the quarters in 2011. We paid a total of $12 to settle the $5 principal amount of the 4 percent Convertible Senior Notes that were settled in 2011. The $5 repurchase price represents the repurchase price for the debt component of the settled securities. In connection with the settlement, as discussed above, additional paid-in capital was reduced by $7, reflecting the excess of the cash transferred upon settlement over the $5 principal amount of the converted notes.

In addition to the loss in the table above, during the year ended December 31, 2011, we recognized a loss of $3 associated with the amendment of our ABL facility discussed above. This loss is reflected in interest expense, net in our consolidated statements of income and reflects the write-off of debt issuance costs associated with creditors of the former ABL facility that did not participate in the amended ABL facility.

Loan Covenants and Compliance
As of December 31, 2011, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
As discussed above, in October 2011, we amended the ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility. Since the October 2011 amendment of the facility and through December 31, 2011, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility will only apply in the future if availability under the ABL facility falls below the greater of 10 percent of the maximum revolver amount under the ABL facility and $150. As discussed above, in September 2011, we amended the accounts receivable securitization facility. Under the accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
Maturities
Maturities of the Company’s debt (exclusive of any unamortized original issue discount) for each of the next five years and thereafter at December 31, 2011 are as follows:

2012	$266
2013	7
2014	7
2015	173
2016	1,312
Thereafter	1,279
Total	$3,044

Our 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt in our consolidated balance sheet because they are convertible at December 31, 2011. The 4 percent Convertible Senior Notes are reflected in the table above based on the contractual maturity date in 2015.

13.    Subordinated Convertible Debentures
The subordinated convertible debentures included in our consolidated balance sheets reflect the obligation to the Trust. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the Trust.
In August 1998, the Trust issued and sold $300 of QUIPS in a private offering. The Trust used the proceeds from the offering to purchase the Debentures, which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. The initial convertible rate was 1.146 shares of common stock per preferred security (equivalent to an initial conversion price of $43.63 per share). In July 2008, following the completion of a modified “Dutch auction” tender offer, the conversion price of the QUIPS was adjusted to $41.02 and, accordingly, each $50 (fifty dollars) in liquidation preference is now convertible into 1.219 shares of common stock. During the years ended December 31, 2011 and 2009, we purchased an aggregate of $69 and $22, respectively, of QUIPS for $68 and $9, respectively. In connection with these transactions, in 2011 and 2009, we retired $69 and $22, respectively, principal amount of our subordinated convertible debentures and recognized a loss of $2 and a gain of $13, respectively, inclusive of the write-off of capitalized debt issuance costs. These losses/gains are reflected in interest expense-subordinated convertible debentures, net, in our consolidated statements of income. As of December 31, 2011 and 2010, the aggregate amount of Debentures outstanding was $55 and $124, respectively.
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

14.    Income Taxes
The components of the provision (benefit) for income taxes from continuing operations for each of the three years in the period ended December 31, 2011 are as follows:

	Year ended December 31,
	2011	2010	2009
Current
Federal	$—	$—	$(55)
Foreign	22	16	5
State and local	2	1	(1)
	24	17	(51)
Deferred
Federal	36	(48)	13
Foreign	1	(1)	2
State and local	2	(9)	(11)
	39	(58)	4
Total	$63	$(41)	$(47)

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate of 35 percent to the income (loss) from continuing operations before provision (benefit) for income taxes for each of the three years in the period ended December 31, 2011 is as follows:

	Year ended December 31,
	2011	2010	2009
Computed tax at statutory tax rate	$57	$(22)	$(38)
State income taxes, net of federal tax benefit	3	(8)	(7)
Non-deductible expenses and other (1)	12	(6)	(1)
Foreign taxes	(9)	(5)	(1)
Total	$63	$(41)	$(47)

(1)
2011 non-deductible expenses and other includes $6 due to the non-deductibility of certain costs associated with the proposed RSC acquisition and $3 related to an adjustment of federal and state deferred tax liabilities. 2010 non-deductible expenses and other includes a benefit of $7 related to a correction of a deferred tax asset recognized in prior periods.

The components of deferred income tax assets (liabilities) are as follows:

	December 31, 2011			December 31, 2010
	Current	Non Current	Total	Current	Non Current	Total
Reserves and allowances	$45	$33	$78	$69	$9	$78
Intangibles	—	45	45	—	81	81
Net operating loss and credit carryforwards	59	97	156	—	167	167
Total deferred tax assets	104	175	279	69	257	326
Property and equipment	—	(620)	(620)	—	(618)	(618)
Intangibles	—	(5)	(5)	—	—	—
Debt cancellation and other	—	(18)	(18)	—	(22)	(22)
Valuation allowance	—	(2)	(2)	—	(2)	(2)
Total deferred tax liability	—	(645)	(645)	—	(642)	(642)
Total deferred income tax asset (liability)	$104	$(470)	$(366)	$69	$(385)	$(316)

As of December 31, 2011 and 2010, we had $4 of unrecognized tax benefits all of which would impact our effective tax rate if recognized. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2011	2010
Balance at January 1	$4	$6
Settlements	—	(2)
Balance at December 31	$4	$4

We include interest accrued on the underpayment of income taxes in interest expense, and penalties, if any, related to unrecognized tax benefits in selling, general and administrative expense. Interest expense of less than $1 related to income tax was reflected in our consolidated statements of income for each of the years ended December 31, 2011 and 2010.
We file income tax returns in the United States and in several foreign jurisdictions. With few exceptions, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2004. The Internal Revenue Service (“IRS”) has completed audits for periods prior to 2006. Canadian authorities have concluded income tax audits for periods through 2006. The Company paid cash settlements of $3 in the fourth quarter of 2009 and $1 in the first quarter of 2010 relating to the 2003 through 2005 Canadian transfer pricing audit, which is now closed. Included in the balance of unrecognized tax benefits at December 31, 2011 are certain tax positions under audit by the Canadian Revenue Authority ("CRA"), and it is reasonably possible that these audits will be concluded within the next 12 months. It is reasonably possible that the conclusion of these audits will result in a settlement of reported unrecognized tax benefits for those tax positions during the next 12 months. However, based on the status of the ongoing audit examinations and alternative settlement options available to the Company for certain of these tax positions, which could include legal proceedings, it is not possible to estimate the amount of the change, if any, to the previously recorded uncertain tax positions.
For financial reporting purposes, income from continuing operations before income taxes for our foreign subsidiaries was $86, $54 and $25 for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, unremitted earnings of foreign subsidiaries were approximately $232. Since it is our intention to indefinitely reinvest these earnings, no U.S. taxes have been provided for these amounts. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.
We have net operating loss carryforwards (“NOLs”) of $1,080 for state income tax purposes that expire from 2012 through 2031. We have recorded a valuation allowance against this deferred asset of $2 as of December 31, 2011 and 2010. We have NOLs of $136 for federal income tax purposes that expire beginning in 2030. We have not recorded a valuation allowance against this deferred tax asset because it is deemed more likely than not that such benefit will be realized in the future.

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
Subsequent to our November 14, 2007 announcement that affiliates of Cerberus Capital Management, L.P. had notified us that they were not prepared to proceed with the purchase of the Company on the terms set forth in the merger agreement, three putative class action lawsuits were filed against the Company in the United States District Court for the District of Connecticut. The District Court subsequently consolidated the three actions under the caption First New York Securities, L.L.C., et al. v. United Rentals, Inc., et al. Lead plaintiffs, by their second consolidated amended complaint, purported to sue on behalf of a proposed class of persons who purchased or otherwise acquired our securities between August 30, 2007 and November 14, 2007 and named as defendants the Company, our chief executive officer and our former general counsel. Plaintiffs asserted claims under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 20(a) of the Exchange Act, based on alleged false or misleading statements and/or material omissions relating to the contemplated merger purportedly contained in certain of the Company's filings with the SEC and other public statements. On August 24, 2009, the District Court granted defendants' motion to dismiss the second consolidated amended complaint with prejudice and subsequently entered judgment in favor of defendants. On August 30, 2010, the United States Court of Appeals for the Second Circuit affirmed the judgment of dismissal entered by the District Court. On February 24, 2011, the Court of Appeals denied plaintiffs petition for rehearing en banc or panel rehearing. Plaintiffs did not file a petition for a writ of certiorari before the United States Supreme Court, and the dismissal of this action is now final.
On December 28, 2011, a complaint was filed in Arizona Superior Court, entitled Israni v. RSC Holdings Inc., CV2011-020579, on behalf of a putative class of RSC's stockholders against RSC, each member of the RSC board, certain of RSC's officers, and the Company challenging our proposed merger with RSC.  The complaint alleges, among other things, that the directors and officers of RSC breached their fiduciary duties by allegedly agreeing to sell RSC at an unfair and inadequate price and by allegedly failing to take steps to maximize the sale price of RSC.  The complaint also alleges that RSC and the Company aided and abetted in RSC's directors' and officers' breach of their fiduciary duties.  The complaint seeks injunctive relief and other equitable relief as well as money damages.  The Company believes that this suit lacks merit and intends to vigorously defend against these claims.
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
Indemnification
The Company indemnifies its officers and directors pursuant to indemnification agreements and may in addition indemnify these individuals as permitted by Delaware law. Accordingly, in connection with the previously reported purported class action lawsuits, the purported stockholder derivative litigation, the SEC inquiry, the U.S. Attorney’s Office inquiry and related review of the Special Committee, the Company has advanced counsel fees and other reasonable fees and expenses, actually and necessarily incurred by the present and former directors and officers who are involved, in an aggregate amount of approximately $19, most of which was advanced between 2005 and 2009. Each of the aforementioned individuals is required to execute an undertaking to repay such expenses if he or she is finally found not to be entitled to indemnification. The Company does not currently expect to incur material indemnification expense in connection with these matters during 2012.
Operating Leases
We lease rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require us to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental payments. Future minimum lease payments, including the maximum potential guarantee amounts associated with some of our non-rental equipment operating leases for which we guarantee that the value of the equipment at the end of the lease term will not be less than a specified projected residual value, by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2011:

	Real Estate Leases	Non-Rental Equipment Leases
2012	$76	$37
2013	64	17
2014	53	12
2015	42	10
2016	31	6
Thereafter	73	10
Total	$339	$92

Rent expense under all non-cancelable real estate, rental equipment and other equipment operating leases totaled $122, $129 and $136 for the years ended December 31, 2011, 2010 and 2009, respectively. Our real estate leases provide for varying terms, including customary escalation clauses.
Employee Benefit Plans
We currently sponsor two defined contribution 401(k) retirement plans, which are subject to the provisions of the Employee Retirement Income Security Act of 1974. We also sponsor a deferred profit sharing plan for the benefit of the full-time employees of our Canadian subsidiaries. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $6, $2 and $2 in the years ended December 31, 2011, 2010 and 2009, respectively. The increase in company contributions in 2011 from 2010 was primarily due to an increase in the maximum amount of the Company's matching contribution, which reflected a decision made in response to improvements in the economic environment.
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

16.    Common Stock
We have 500 million authorized shares of common stock, $0.01 par value. At December 31, 2011 and 2010, there were (i) 1.5 million and 3.4 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans, respectively, (ii) 1.3 million and 3.0 million shares of common stock reserved for the conversion of outstanding QUIPS of the Trust, respectively, (iii) 1.0 million shares of common stock reserved for the conversion of 1 7/8 percent Convertible Notes and (iv) 18.9 million and 19.4 million shares of common stock reserved for the conversion of 4 percent Convertible Notes, respectively. As discussed above (see note 12 “Debt”), based on the price of our common stock during the fourth quarter of 2011, holders of the 4 percent Convertible Notes may convert them during the first quarter of 2012 at a conversion price of approximately $11.11 per share of common stock. Between January 1, 2012 (the beginning of the first quarter) and January 23, 2012, none of the 4 percent Convertible Notes were converted.
As of December 31, 2011, there were an aggregate of 1.0 million outstanding time and performance-based restricted stock units which vest in 2012, 2013 and 2014, and there were 1.7 million shares available for grant of stock and options under our 2010 Long Term Incentive Plan.
A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2009	2,341	$21.94
Granted	910	3.74
Exercised	—	—
Canceled	(469)	25.45
Outstanding at December 31, 2009	2,782	15.40
Granted	851	8.43
Exercised	(196)	5.63
Canceled	(84)	11.71
Outstanding at December 31, 2010	3,353	14.30
Granted	63	31.49
Exercised	(1,831)	19.25
Canceled	(49)	7.85
Outstanding at December 31, 2011	1,536	9.30
Exercisable at December 31, 2009	1,869	$21.03
Exercisable at December 31, 2010	1,932	$19.98
Exercisable at December 31, 2011	674	$10.14

As of December 31, 2011 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Amount Exercisable	Weighted Average Exercise Price
$0.01-5.00	523	7.2	$3.40	272	$3.39
5.01-10.00	718	8.2	8.38	184	8.40
10.01-15.00	33	7.5	11.44	19	11.45
15.01-20.00	84	2.8	17.91	84	17.91
20.01-25.00	92	2.1	21.93	92	21.93
25.01-30.00	20	5.0	25.68	20	25.68
30.01-35.00	66	9.0	31.64	3	34.86
	1,536		$9.30	674	$10.14

Stockholders’ Rights Plan. Our stockholders' rights plan expired in accordance with its terms on September 27, 2011. Our board of directors elected not to renew or extend the plan.

17.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2011 (1):
Total revenues	$523	$629	$713	$746	$2,611
Gross profit	138	211	274	275	898
Operating income	30	95	156	115	396
(Loss) income from continuing operations	(20)	28	65	28	101
(Loss) earnings per share from continuing operations—basic	(0.34)	0.45	1.04	0.45	1.62
(Loss) earnings per share from continuing operations—diluted (3)	(0.34)	0.38	0.91	0.39	1.38
Net (loss) income	(20)	27	65	29	101
For the year ended December 31, 2010 (2):
Total revenues	$478	$557	$605	$597	$2,237
Gross profit	103	171	209	175	658
Operating (loss) income	(2)	59	93	47	197
(Loss) income from continuing operations	(40)	12	23	(17)	(22)
(Loss) earnings per share from continuing operations—basic	(0.67)	0.20	0.37	(0.29)	(0.38)
(Loss) earnings per share from continuing operations—diluted (3)	(0.67)	0.18	0.33	(0.29)	(0.38)
Net (loss) income	(40)	12	23	(21)	(26)

(1)
During the fourth quarter of 2011, we recognized $19 of charges associated with the proposed RSC merger. Additionally, during the quarter, we closed 18 branches and recognized restructuring charges of $14. During the quarter, we also recognized asset impairment charges of $3 which are primarily reflected in non-rental depreciation and amortization and principally relate to write-offs of leasehold improvements and other fixed assets in connection with the consolidation of our branch network. In the quarter, we also purchased an aggregate of $32 of QUIPS for $32. In connection with this transaction, we retired $32 principal amount of our subordinated convertible debentures and recognized a loss of $1 in interest expense-subordinated convertible debentures, net, inclusive of the write-off of capitalized debt issuance costs. Interest expense, net for the fourth quarter of 2011 also includes a loss of $3 reflecting write-offs of debt issuance costs associated with the amendment of our ABL facility discussed above. During the quarter, we also recognized a benefit of $8 in cost of equipment rentals, excluding depreciation related to our provision for self-insurance reserves.

(2)
During the fourth quarter of 2010, we repurchased or redeemed and subsequently retired an aggregate of $814 principal amount of our outstanding 7 3/4 percent Senior Subordinated Notes due 2013, 7 percent Senior Subordinated Notes due 2014 and 1 7/8 percent Convertible Senior Subordinated Notes due 2023. Interest expense, net for the fourth quarter of 2010 includes a charge of $25, representing the difference between the net carrying amount of these securities and the total purchase price of $827. The $25 charge includes a $4 write-off of a previously terminated derivative transaction. During the quarter, we also recognized restructuring charges of $15 related to the closure of 22 branches and reductions in headcount of approximately 100, and recognized asset impairment charges of $6. These asset impairment charges are primarily reflected in non-rental depreciation and amortization and principally relate to write-offs of leasehold improvement and other fixed assets in connection with the consolidation of our branch network. Additionally, the income tax provision (benefit) for the quarter includes a benefit of $7 related to a correction of a deferred tax asset recognized in prior periods. During the quarter, we also recognized a charge of $24 related to our provision for self-insurance reserves, comprised of $18 recorded in cost of equipment rentals, excluding depreciation, and $6 recorded in discontinued operation. The charge reflected recent adverse experience in our portfolio of automobile and general liability claims, as well as worker’s compensation claims. The discontinued operation component of the charge is reflected net of taxes in our consolidated statements of income.

(3)	Diluted earnings (loss) per share from continuing operations includes the after-tax impacts of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2011:
RSC merger related costs (4)	$—	$—	$—	$(0.25)	$(0.25)
Restructuring charge (5)	(0.01)	(0.01)	(0.01)	(0.12)	(0.16)
Losses on repurchase/retirement of debt securities and subordinated convertible debentures, and ABL amendment (6)	(0.01)	—	—	(0.03)	(0.04)
Asset impairment charge (7)	—	(0.01)	—	(0.03)	(0.04)
For the year ended December 31, 2010:
Restructuring charge (5)	(0.06)	$(0.06)	$(0.06)	$(0.15)	$(0.34)
(Losses) gains on repurchase/retirement of debt securities (6)	(0.04)	0.01	—	(0.24)	(0.28)
Asset impairment charge (7)	—	(0.02)	(0.01)	(0.06)	(0.09)

(4)	This relates to transaction costs associated with the proposed RSC merger discussed above (see note 1 “Organization, Description of Business and Consolidation”).

(5)	As discussed above (see note 5 “Restructuring and Asset Impairment Charges”), this relates to branch closure charges and severance costs.

(6)
As discussed above (see notes 12 “Debt” and 13 "Subordinated Convertible Debentures"), this reflects (losses) gains on the repurchase/retirement of debt securities and subordinated convertible debentures, and write-offs of debt issuance costs associated with the October 2011 amendment of our ABL facility.

(7)	As discussed above (see note 5 “Restructuring and Asset Impairment Charges”), this non-cash charge primarily reflects write-offs of leasehold improvements and other fixed assets.

18.    Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. There were no adjustments to the 2010 and 2009 weighted-average number of common shares reflected in the diluted losses per share in the table below due to the losses for the years ended December 31, 2010 and 2009. The diluted earnings (losses) per share for the years ended December 31, 2011, 2010 and 2009 exclude the impact of approximately 2.2 million, 10.9 million and 11.8 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted loss per share (shares in thousands):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Income (loss) from continuing operations	$101	$(22)	$(60)
Convertible debt interest—1 7/8 percent notes	—	—	—
Income (loss) from continuing operations available to common stockholders	101	(22)	(60)
Loss from discontinued operation	—	(4)	(2)
Net income (loss) available to common stockholders	$101	$(26)	$(62)
Denominator:
Denominator for basic earnings (loss) per share—weighted-average common shares	62,184	60,455	60,100
Effect of dilutive securities:
Employee stock options and warrants	1,037	—	—
Convertible subordinated notes—1 7/8 percent	1,015	—	—
Convertible subordinated notes—4 percent	8,532	—	—
Restricted stock units	581	—	—
Denominator for diluted earnings (loss) per share—adjusted weighted-average common shares	73,349	60,455	60,100
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.62	$(0.38)	$(0.98)
Loss from discontinued operation	—	(0.06)	(0.04)
Net income (loss)	$1.62	$(0.44)	$(1.02)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.38	$(0.38)	$(0.98)
Loss from discontinued operation	—	(0.06)	(0.04)
Net income (loss)	$1.38	$(0.44)	$(1.02)

19.    Condensed Consolidating Financial Information of Guarantor Subsidiaries
URNA is 100 percent owned by Holdings (“Parent”) and has outstanding (i) certain indebtedness that is guaranteed by Parent and (ii) certain indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose entity (the “SPV”) which holds receivable assets relating to the Company’s accounts receivable securitization, all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”). However, this indebtedness is not guaranteed by URNA’s foreign subsidiaries and the SPV (together, the “non-guarantor subsidiaries”). The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, is presented. The condensed consolidating financial information of Parent and its subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2011

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$6	$—	$30	$—	$—	$36
Accounts receivable, net	—	19	9	98	338	—	464
Intercompany receivable (payable)	114	(876)	772	(154)	—	144	—
Inventory	—	21	15	8	—	—	44
Prepaid expenses and other assets	—	55	1	19	—	—	75
Deferred taxes	—	100	3	1	—	—	104
Total current assets	114	(675)	800	2	338	144	723
Rental equipment, net	—	1,345	836	436	—	—	2,617
Property and equipment, net	41	177	120	28	—	—	366
Investments in subsidiaries	227	2,144	462	—	—	(2,833)	—
Goodwill and other intangibles, net	—	130	102	140	—	—	372
Other long-term assets	4	60	1	—	—	—	65
Total assets	$386	$3,181	$2,321	$606	$338	$(2,689)	$4,143
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$129	$8	$—	$3	$255	$—	$395
Accounts payable	—	120	47	39	—	—	206
Accrued expenses and other liabilities	31	139	48	45	—	—	263
Total current liabilities	160	267	95	87	255	—	864
Long-term debt	—	2,444	142	6	—	—	2,592
Subordinated convertible debentures	55	—	—	—	—	—	55
Deferred taxes	16	241	165	48	—	—	470
Other long-term liabilities	52	2	2	3	—	—	59
Total liabilities	283	2,954	404	144	255	—	4,040
Temporary equity (note 12)	39	—	—	—	—	—	39
Total stockholders’ equity (deficit)	64	227	1,917	462	83	(2,689)	64
Total liabilities and stockholders’ equity (deficit)	$386	$3,181	$2,321	$606	$338	$(2,689)	$4,143

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2010

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$4	$—	$199	$—	$—	$203
Accounts receivable, net	—	5	6	73	293	—	377
Intercompany receivable (payable)	115	(837)	735	(155)	—	142	—
Inventory	—	19	13	7	—	—	39
Prepaid expenses and other assets	—	31	4	2	—	—	37
Deferred taxes	—	65	3	1	—	—	69
Total current assets	115	(713)	761	127	293	142	725
Rental equipment, net	—	1,243	742	295	—	—	2,280
Property and equipment, net	43	186	136	28	—	—	393
Investments in subsidiaries	173	2,018	414	—	—	(2,605)	—
Goodwill and other intangibles, net	—	99	83	45	—	—	227
Other long-term assets	8	60	—	—	—	—	68
Total assets	$339	$2,893	$2,136	$495	$293	$(2,463)	$3,693
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Short-term debt and current maturities of long-term debt	$—	$8	$—	$—	$221	$—	$229
Accounts payable	—	83	26	23	—	—	132
Accrued expenses and other liabilities	37	146	—	25	—	—	208
Total current liabilities	37	237	26	48	221	—	569
Long-term debt	124	2,306	146	—	—	—	2,576
Subordinated convertible debentures	124	—	—	—	—	—	124
Deferred taxes	17	175	160	33	—	—	385
Other long-term liabilities	57	2	—	—	—	—	59
Total liabilities	359	2,720	332	81	221	—	3,713
Total stockholders’ (deficit) equity	(20)	173	1,804	414	72	(2,463)	(20)
Total liabilities and stockholders’ (deficit) equity	$339	$2,893	$2,136	$495	$293	$(2,463)	$3,693

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2011

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$1,037	$742	$372	$—	$—	$2,151
Sales of rental equipment	—	117	63	28	—	—	208
Sales of new equipment	—	38	21	25	—	—	84
Contractor supplies sales	—	37	25	23	—	—	85
Service and other revenues	—	43	22	18	—	—	83
Total revenues	—	1,272	873	466	—	—	2,611
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	479	352	161	—	—	992
Depreciation of rental equipment	—	220	137	66	—	—	423
Cost of rental equipment sales	—	80	44	18	—	—	142
Cost of new equipment sales	—	30	17	20	—	—	67
Cost of contractor supplies sales	—	26	17	15	—	—	58
Cost of service and other revenues	—	19	7	5	—	—	31
Total cost of revenues	—	854	574	285	—	—	1,713
Gross profit	—	418	299	181	—	—	898
Selling, general and administrative expenses	7	162	143	75	20	—	407
RSC merger related costs	—	19	—	—	—	—	19
Restructuring charge	—	7	9	3	—	—	19
Non-rental depreciation and amortization	15	19	17	6	—	—	57
Operating (loss) income	(22)	211	130	97	(20)	—	396
Interest expense (income), net	12	207	6	4	4	(5)	228
Interest expense-subordinated convertible debentures	7	—	—	—	—	—	7
Other (income) expense, net	(73)	61	37	12	(40)	—	(3)
Income (loss) before provision (benefit) for income taxes	32	(57)	87	81	16	5	164
Provision (benefit) for income taxes	9	(4)	28	24	6	—	63
Income (loss) before equity in net earnings (loss) of subsidiaries	23	(53)	59	57	10	5	101
Equity in net earnings (loss) of subsidiaries	78	131	62	—	—	(271)	—
Net income (loss)	$101	$78	$121	$57	$10	$(266)	$101

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2010

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$940	$629	$265	$—	$—	$1,834
Sales of rental equipment	—	73	48	23	—	—	144
Sales of new equipment	—	41	18	19	—	—	78
Contractor supplies sales	—	41	30	24	—	—	95
Service and other revenues	—	46	23	17	—	—	86
Total revenues	—	1,141	748	348	—	—	2,237
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	463	331	130	—	—	924
Depreciation of rental equipment	—	214	130	45	—	—	389
Cost of rental equipment sales	—	51	36	16	—	—	103
Cost of new equipment sales	—	34	15	16	—	—	65
Cost of contractor supplies sales	—	30	20	16	—	—	66
Cost of service and other revenues	—	20	9	3	—	—	32
Total cost of revenues	—	812	541	226	—	—	1,579
Gross profit	—	329	207	122	—	—	658
Selling, general and administrative expenses	21	149	121	56	20	—	367
Restructuring charge	—	21	13	—	—	—	34
Non-rental depreciation and amortization	13	26	17	4	—	—	60
Operating (loss) income	(34)	133	56	62	(20)	—	197
Interest expense, net	12	237	6	(3)	4	(1)	255
Interest expense-subordinated convertible debentures	8	—	—	—	—	—	8
Other (income) expense, net	(62)	54	28	12	(35)	—	(3)
Income (loss) from continuing operations before provision (benefit) for income taxes	8	(158)	22	53	11	1	(63)
Provision (benefit) for income taxes	3	(78)	7	22	5	—	(41)
Income (loss) from continuing operations	5	(80)	15	31	6	1	(22)
Loss from discontinued operation, net of taxes	—	(4)	—	—	—	—	(4)
Income (loss) before equity in net (loss) earnings of subsidiaries	5	(84)	15	31	6	1	(26)
Equity in net (loss) earnings of subsidiaries	(31)	53	32	—	—	(54)	—
Net (loss) income	$(26)	$(31)	$47	$31	$6	$(53)	$(26)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2009

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$957	$645	$228	$—	$—	$1,830
Sales of rental equipment	—	131	69	29	—	—	229
Sales of new equipment	—	44	26	16	—	—	86
Contractor supplies sales	—	49	47	25	—	—	121
Service and other revenues	—	51	28	13	—	—	92
Total revenues	—	1,232	815	311	—	—	2,358
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	469	329	112	—	—	910
Depreciation of rental equipment	—	231	139	47	—	—	417
Cost of rental equipment sales	—	132	65	25	—	—	222
Cost of new equipment sales	—	38	22	13	—	—	73
Cost of contractor supplies sales	—	36	36	17	—	—	89
Cost of service and other revenues	—	21	10	6	—	—	37
Total cost of revenues	—	927	601	220	—	—	1,748
Gross profit	—	305	214	91	—	—	610
Selling, general and administrative expenses	19	175	144	51	19	—	408
Restructuring charge	—	12	17	2	—	—	31
Non-rental depreciation and amortization	12	18	23	4	—	—	57
Operating (loss) income	(31)	100	30	34	(19)	—	114
Interest expense, net	40	176	6	—	4	—	226
Interest expense-subordinated convertible debentures, net	(4)	—	—	—	—	—	(4)
Other (income) expense, net	(66)	50	45	8	(38)	—	(1)
(Loss) income from continuing operations before (benefit) provision for income taxes	(1)	(126)	(21)	26	15	—	(107)
(Benefit) provision for income taxes	—	(51)	(9)	7	6	—	(47)
(Loss) income from continuing operations	(1)	(75)	(12)	19	9	—	(60)
Loss from discontinued operation, net of taxes	—	(2)	—	—	—	—	(2)
(Loss) income before equity in net (loss) earnings of subsidiaries	(1)	(77)	(12)	19	9	—	(62)
Equity in net (loss) earnings of subsidiaries	(61)	16	—	—	—	45	—
Net (loss) income	$(62)	$(61)	$(12)	$19	$9	$45	$(62)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2011

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$276	$236	$132	$(36)	$—	$608
Net cash used in investing activities	(13)	(311)	(241)	(296)	—	—	(861)
Net cash provided by (used in) financing activities	13	37	5	(11)	36	—	80
Effect of foreign exchange rates	—	—	—	6	—	—	6
Net increase (decrease) in cash and cash equivalents	—	2	—	(169)	—	—	(167)
Cash and cash equivalents at beginning of period	—	4	—	199	—	—	203
Cash and cash equivalents at end of period	$—	$6	$—	$30	$—	$—	$36

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2010

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$14	$304	$77	$82	$(25)	$—	$452
Net cash used in investing activities	(13)	(78)	(82)	(50)	—	—	(223)
Net cash (used in) provided by financing activities	(1)	(227)	2	(2)	25	—	(203)
Effect of foreign exchange rates	—	—	—	8	—	—	8
Net (decrease) increase in cash and cash equivalents	—	(1)	(3)	38	—	—	34
Cash and cash equivalents at beginning of period	—	5	3	161	—	—	169
Cash and cash equivalents at end of period	$—	$4	$—	$199	$—	$—	$203

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2009

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by operating activities	$26	$180	$22	$70	$140	$—	$438
Net cash (used in) provided by investing activities	(23)	(50)	(26)	5	—	—	(94)
Net cash (used in) provided by financing activities	(3)	(125)	3	(3)	(140)	—	(268)
Effect of foreign exchange rate	—	—	—	16	—	—	16
Net increase (decrease) in cash and cash equivalents	—	5	(1)	88	—	—	92
Cash and cash equivalents at beginning of period	—	—	4	73	—	—	77
Cash and cash equivalents at end of period	$—	$5	$3	$161	$—	$—	$169

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
UNITED RENTALS, INC.
(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2011:
Allowance for doubtful accounts	$29	$21	$17	(a)	$33
Reserve for obsolescence and shrinkage	1	5	4	(b)	2
Self-insurance reserve	93	65	75	(c)	83
Year ended December 31, 2010:
Allowance for doubtful accounts	$25	$21	$17	(a)	$29
Reserve for obsolescence and shrinkage	1	6	6	(b)	1
Self-insurance reserve	83	94	84	(c)	93
Year ended December 31, 2009:
Allowance for doubtful accounts	$23	$16	$14	(a)	$25
Reserve for obsolescence and shrinkage	1	7	7	(b)	1
Self-insurance reserve	86	99	102	(c)	83

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
The Company’s management carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2011. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of United Rentals, Inc.

We have audited United Rentals, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Rentals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, United Rentals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Rentals, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011 of United Rentals, Inc. and our report dated January 25, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
January 25, 2012

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”), which will be filed with the SEC on or before April 27, 2012.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement, which will be filed with the SEC on or before April 27, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement, which will be filed with the SEC on or before April 27, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement, which will be filed with the SEC on or before April 27, 2012.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement, which will be filed with the SEC on or before April 27, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report
(1) Consolidated financial statements:
Report of Independent Registered Public Accounting Firm on Financial Statements
United Rentals, Inc. Consolidated Balance Sheets—December 31, 2011 and 2010
United Rentals, Inc. Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009
United Rentals, Inc. Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009
United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to consolidated financial statements
(2) Schedules to the financial statements:
Schedule II Valuation and Qualifying Accounts
Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.
(3) Exhibits: The exhibits to this report are listed in the exhibit index below.
(b) Description of exhibits

Exhibit Number		Description of Exhibit
2	(a)
Agreement and Plan of Merger, dated as of December 15, 2011, by and between United Rentals, Inc. and RSC Holdings Inc. (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. Report on Form 8-K filed on December 21, 2011)

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

Exhibit Number		Description of Exhibit
4	(f)
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

4	(u)	Form of 7 percent Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits A-1 and A-2 of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

Exhibit Number		Description of Exhibit
4	(v)
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

4	(ff)
Supplemental Indenture, dated as of December 1, 2010, relating to 8 3/8 percent Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4(ff) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)

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

Exhibit Number		Description of Exhibit
10	(f)
Amendment Number One to the United Rentals, Inc. Deferred Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(g)
United Rentals, Inc. Deferred Compensation Plan for Directors, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(h)
Amendment Number One to the United Rentals, Inc. Deferred Compensation Plan for Directors, as amended and restated, effective December 16, 2008‡ (incorporated by reference to Exhibit 10(h) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(i)
United Rentals, Inc. Annual Incentive Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(j)
Amendment Number One to the United Rentals, Inc. Annual Incentive Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10(j) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

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

10	(o)
Form of United Rentals, Inc. 2010 Long Term Incentive Plan Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2011)‡

10	(p)
United Rentals, Inc. Restricted Stock Unit Deferral Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(q)
Amendment Number One to the United Rentals, Inc. Restricted Stock Unit Deferral Plan, as amended and restated, effective December 16, 2008‡ (incorporated by reference to Exhibit 10(p) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(r)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(s)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management, effective for grants of awards beginning in 2009 (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2009)‡

10	(t)
Form of United Rentals, Inc., Restricted Stock Unit Agreement for Senior Management, effective for grants of awards beginning in 2010 (incorporated by reference to Exhibit 10(e) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(u)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(v)
Form of United Rentals, Inc. 2010 Long Term Incentive Plan Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2011) ‡

Exhibit Number		Description of Exhibit
10	(w)
Form of United Rentals, Inc. Stock Option Agreement for Senior Management (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2009)‡

10	(x)
Form of United Rentals, Inc. Stock Option Agreement for Senior Management, effective for grants of awards beginning in 2010 (incorporated by reference to Exhibit 10(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(y)	Form of Directors Option Agreement of United Rentals, Inc. (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on March 8, 2005)‡

10	(z)
Board of Directors compensatory plans, as described under the caption "Director Compensation" in the United Rentals, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission (in connection with the Annual Meeting of Stockholders) on or before April 27, 2012, are hereby incorporated by reference.

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

10	(dd)
Fourth Amendment, effective as of August 22, 2008, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10(dd) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010) ‡

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

10	(gg)
Second Amendment, effective as of December 1, 2008, to the Employment Agreement between United Rentals, Inc. and William B. Plummer (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(hh)*	Third Amendment, dated as of December 22, 2011, to the Employment Agreement between United Rentals, Inc. and William B. Plummer ‡
10	(ii)
Employment Agreement, dated August 30, 2006, between United Rentals, Inc. and John Fahey (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on September 1, 2006)‡

10	(jj)
First Amendment, effective as of August 30, 2006, to the Employment Agreement between United Rentals, Inc. and John Fahey (incorporated by reference to Exhibit 10(ii) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(kk)
Employment Agreement, last dated September 3, 2008, between United Rentals, Inc. and Ken DeWitt (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2009)‡

10	(ll)
First Amendment, effective as of September 3, 2008, to the Employment Agreement between United Rentals, Inc. and Ken DeWitt (incorporated by reference to Exhibit 10(kk) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010) ‡

10	(mm)*	Severance Agreement and General Release, effective as of December 7, 2011, between United Rentals, Inc. and Ken DeWitt ‡

Exhibit Number		Description of Exhibit
10	(nn)
Employment Agreement, dated as of February 2, 2009, between United Rentals, Inc. and Jonathan Gottsegen (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2008)‡

10	(oo)
First Amendment, dated as of March 31, 2010, to the Employment Agreement between United Rentals, Inc. and Jonathan Gottsegen (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(pp)
Second Amendment, effective as of February 2, 2009, to the Employment Agreement between United Rentals, Inc. and Jonathan Gottsegen (incorporated by reference to Exhibit 10(nn) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010) ‡

10	(qq)
Employment Agreement, dated as of May 11, 2008, between United Rentals, Inc. and Joseph Dixon (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(rr)
First Amendment, effective as of May 11, 2008, to the Employment Agreement between United Rentals, Inc. and Joseph Dixon (incorporated by reference to Exhibit 10(pp) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010) ‡

10	(ss)
Employment Agreement, dated as of March 12, 2010, between United Rentals, Inc. and Matthew Flannery (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(tt)
First Amendment, effective as of March 12, 2010, to the Employment Agreement between United Rentals, Inc. and Matthew Flannery (incorporated by reference to Exhibit 10(rr) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(uu)
First Amendment, dated April 28, 2008, to the Employment Agreement between United Rentals, Inc. and Dale Asplund (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2011) ‡

10	(vv)	Form of Amendment to Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.6 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(ww)
Form of Indemnification Agreement for executive officers and directors (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2009)‡

10	(xx)
Amended and Restated Credit Agreement, dated October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals Financing Limited Partnership, Bank of America N.A., Wells Fargo Capital Finance, LLC, Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10	(yy)
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 16, 2011, to that certain Amended and Restated Credit Agreement, dated as of October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals Financing Limited Partnership, the financial institutions party thereto from time to time (the “Lenders”), Bank of America N.A., as agent for the Lenders, and the other parties thereto (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on December 29, 2011).

10	(zz)
Amended and Restated U.S. Security Agreement, dated October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10	(aaa)
Amended and Restated U.S. Intellectual Property Security Agreement, dated October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

Exhibit Number		Description of Exhibit
10	(bbb)
Amended and Restated U.S. Guarantee Agreement, dated October 14, 2011, by and among United Rentals Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. named or referred to therein and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10	(ccc)
Amended and Restated Canadian Security Agreement, dated October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals Financing Limited Partnership and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10	(ddd)
Amended and Restated Canadian URFLP Guarantee, dated October 14, 2011, by United Rentals of Nova Scotia (No. 1), ULC and United Rentals of Nova Scotia (No. 2), ULC (incorporated by reference to Exhibit 10.6 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10	(eee)
Amended and Restated Canadian Guarantee, dated October 14, 2011, by United Rentals, Inc., United Rentals (North America), Inc. and certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. named therein (incorporated by reference to Exhibit 10.7 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10	(fff)
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

10	(ggg)
Second Amended and Restated Purchase and Contribution Agreement, dated as of September 28, 2011, by and among United Rentals Receivables LLC II, United Rentals, Inc., United Rentals (North America), Inc. and United Rentals Northwest, Inc. (without Annexes) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on October 4, 2011)

10	(hhh)
Performance Undertaking, dated as of May 31, 2005, executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 99.3 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

10	(iii)
Confirmation of Performance Undertaking, dated as of December 22, 2008, executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 10(xx) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2008)

10	(jjj)
Master Exchange Agreement, dated as of January 1, 2009, among United Rentals Exchange, LLC, IPX1031 LLC, United Rentals (North America), Inc. and United Rentals Northwest, Inc. (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on January 7, 2009)

10	(kkk)
Form of Capped Call Confirmation, dated as of November 10, 2009, between United Rentals, Inc. and each of Bank of America, N.A., Citibank, N.A., Wachovia Bank, National Association and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009) ‡‡

10	(lll)
Voting Agreement, dated as of December 15, 2011, by and between United Rentals, Inc. and OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on December 21, 2011)

10	(mmm)
Commitment Letter, dated as of December 15, 2011, among United Rentals, Inc., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, WF Investment Holdings, LLC, Wells Fargo Securities, LLC and Wells Fargo Capital Finance, LLC (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on December 21, 2011)

12	*	Computation of Ratio of Earnings to Fixed Charges

21	*	Subsidiaries of United Rentals, Inc.

23	*	Consent of Ernst & Young LLP

Exhibit Number		Description of Exhibit

31	(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31	(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32	(a)**	Section 1350 Certification by Chief Executive Officer

32	(b)**	Section 1350 Certification by Chief Financial Officer

101	****	Interactive Data File

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

***	The First Amendment to Mr. Kneeland’s Employment Agreement corresponds to Exhibit 10(vv).

‡	This document is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.

‡‡
The Company also entered into a Form of Additional Capped Call Option, dated November 13, 2009 with each of Bank of America, N.A., Citibank, N.A., Wachovia Bank, National Association and Morgan Stanley & Co. International plc which is substantially identical to Exhibit 10(kkk) and is incorporated herein by reference.

****
XBRL Interactive Data File will be filed by amendment to this Annual Report on Form 10-K within 30 days of the filing date of this Annual Report on Form 10-K, as permitted by Rule 405(a)(2) of Regulation S-T.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RENTALS, INC.
Date:	January 24, 2012	By:	/s/ MICHAEL J. KNEELAND
Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/S/ JENNE K. BRITELL	Chairman	January 24, 2012
Jenne K. Britell

/S/ JOSÉ B. ALVAREZ	Director	January 24, 2012
José B. Alvarez

/S/ HOWARD L. CLARK	Director	January 24, 2012
Howard L. Clark

/S/ BOBBY J. GRIFFIN	Director	January 24, 2012
Bobby J. Griffin

/S/ SINGLETON B. MCALLISTER	Director	January 24, 2012
Singleton B. McAllister

/S/ BRIAN D. MCAULEY	Director	January 24, 2012
Brian D. McAuley

/S/ JOHN S. MCKINNEY	Director	January 24, 2012
John S. McKinney

/S/ JASON D. PAPASTAVROU	Director	January 24, 2012
Jason D. Papastavrou

/S/ FILIPPO PASSERINI	Director	January 24, 2012
Filippo Passerini

/S/ L. “KEITH” WIMBUSH	Director	January 24, 2012
L. “Keith” Wimbush

/S/ MICHAEL J. KNEELAND	Director and Chief Executive Officer (Principal Executive Officer)	January 24, 2012
Michael J. Kneeland

/S/ WILLIAM B. PLUMMER	Chief Financial Officer (Principal Financial Officer)	January 24, 2012
William B. Plummer

/S/ JOHN J. FAHEY	Vice President, Controller (Principal Accounting Officer)	January 24, 2012
John J. Fahey