Form 10-Q
period 2012-03-31
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2012-04-17
CIK 1047166, 1067701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-14387
Commission File Number 1-13663
___________________________________
United Rentals, Inc.
United Rentals (North America), Inc.
(Exact Names of Registrants as Specified in Their Charters)
 ___________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of April 13, 2012, there were 63,772,721 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•	we and/or RSC Holdings, Inc. (“RSC”) may be unable to obtain stockholder approvals required in connection with our proposed acquisition of RSC;

•
the length of time necessary to consummate the proposed acquisition of RSC may be longer than anticipated, and our business and/or RSC's business may suffer as a result of uncertainty surrounding the proposed transaction;

•
the possibility that RSC or other companies that we have acquired or may acquire could have undiscovered liabilities or involve other unexpected costs may strain our management capabilities or may be difficult to integrate;

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

•	shortfalls in our insurance coverage; and

•	adverse developments in our existing claims or significant increases in new claims.

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2011, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$26	$36
Accounts receivable, net of allowance for doubtful accounts of $30 at March 31, 2012 and $33 at December 31, 2011	417	464
Inventory	85	44
Prepaid expenses and other assets	78	75
Deferred taxes	50	104
Total current assets	656	723
Restricted cash (note 5)	2,850	—
Rental equipment, net	2,865	2,617
Property and equipment, net	380	366
Goodwill and other intangible assets, net	414	372
Other long-term assets	132	65
Total assets	$7,297	$4,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$371	$395
Accounts payable	384	206
Accrued expenses and other liabilities	291	263
Total current liabilities	1,046	864
Long-term debt	5,590	2,592
Subordinated convertible debentures	55	55
Deferred taxes	419	470
Other long-term liabilities	60	59
Total liabilities	7,170	4,040
Temporary equity (note 5)	37	39
Common stock—$0.01 par value, 500,000,000 shares authorized, 63,771,860 and 62,877,530 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	490	487
Accumulated deficit	(486)	(499)
Accumulated other comprehensive income	85	75
Total stockholders’ equity	90	64
Total liabilities and stockholders’ equity	$7,297	$4,143
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Equipment rentals	$523	$434
Sales of rental equipment	76	32
Sales of new equipment	18	15
Contractor supplies sales	18	21
Service and other revenues	21	21
Total revenues	656	523
Cost of revenues:
Cost of equipment rentals, excluding depreciation	246	233
Depreciation of rental equipment	115	99
Cost of rental equipment sales	47	18
Cost of new equipment sales	15	12
Cost of contractor supplies sales	12	14
Cost of service and other revenues	8	9
Total cost of revenues	443	385
Gross profit	213	138
Selling, general and administrative expenses	102	95
RSC merger related costs	10	—
Restructuring charge	—	1
Non-rental depreciation and amortization	14	12
Operating income	87	30
Interest expense, net	68	56
Interest expense—subordinated convertible debentures	1	2
Other income, net	(1)	(1)
Income (loss) before provision (benefit) for income taxes	19	(27)
Provision (benefit) for income taxes	6	(7)
Net income (loss)	$13	$(20)

Basic earnings (loss) per share	$0.21	$(0.34)
Diluted earnings (loss) per share	$0.17	$(0.34)
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2012	2011
Net income (loss)	$13	$(20)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	9	11
Fixed price diesel swaps	1	1
Change in accumulated other comprehensive income	10	12
Comprehensive income (loss)	$23	$(8)

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(In millions)

	Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income
Balance at December 31, 2011	63	$1	$487	$(499)	$75
Comprehensive income:
Net income				13
Foreign currency translation adjustments					9
Fixed price diesel swaps					1
Stock compensation expense, net			4
Exercise of common stock options	1		5
4 percent Convertible Senior Notes			2
Shares repurchased and retired			(8)
Balance at March 31, 2012	64	$1	$490	$(486)	$85

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$13	$(20)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	129	111
Amortization of deferred financing costs and original issue discounts	5	5
Gain on sales of rental equipment	(29)	(14)
Gain on sales of non-rental equipment	(1)	—
Stock compensation expense, net	4	2
RSC merger related costs	10	—
Restructuring charge	—	1
Loss on retirement of subordinated convertible debentures	—	1
Increase in restricted cash—RSC merger related debt interest (note 5)	(25)	—
Increase (decrease) in deferred taxes	1	(9)
Changes in operating assets and liabilities:
Decrease in accounts receivable	50	36
Increase in inventory	(41)	(24)
Decrease (increase) in prepaid expenses and other assets	11	(6)
Increase in accounts payable	172	90
Decrease in accrued expenses and other liabilities	(45)	(19)
Net cash provided by operating activities	254	154
Cash Flows From Investing Activities:
Purchases of rental equipment	(390)	(115)
Purchases of non-rental equipment	(36)	(5)
Proceeds from sales of rental equipment	76	32
Proceeds from sales of non-rental equipment	7	4
Purchases of other companies	(57)	—
Net cash used in investing activities	(400)	(84)
Cash Flows From Financing Activities:
Proceeds from debt	3,351	571
Payments of debt, including subordinated convertible debentures	(385)	(641)
Increase in restricted cash—proceeds from RSC merger related debt (note 5)	(2,825)	—
Proceeds from the exercise of common stock options	5	4
Shares repurchased and retired	(8)	(7)
Payments of financing costs	(3)	—
Net cash provided by (used in) financing activities	135	(73)
Effect of foreign exchange rates	1	5
Net (decrease) increase in cash and cash equivalents	(10)	2
Cash and cash equivalents at beginning of period	36	203
Cash and cash equivalents at end of period	$26	$205
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$12	$11
Cash paid for interest, including subordinated convertible debentures	40	34
See accompanying notes.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise indicated)
1. Organization, Description of Business and Basis of Presentation
United Rentals, Inc. (“Holdings,” “URI” or the “Company”) is principally a holding company and conducts its operations primarily through its wholly owned subsidiary, United Rentals (North America), Inc. (“URNA”), and subsidiaries of URNA. Holdings’ primary asset is its sole ownership of all issued and outstanding shares of common stock of URNA. URNA’s various credit agreements and debt instruments place restrictions on its ability to transfer funds to its shareholder.
We rent equipment to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities in the United States and Canada. In addition to renting equipment, we sell new and used rental equipment, as well as related contractor supplies, parts and service.
On December 15, 2011, we entered into a definitive merger agreement with RSC Holdings, Inc. (“RSC”), pursuant to which we agreed to acquire RSC on the terms and conditions set forth in the merger agreement in a cash-and-stock transaction that ascribed a total enterprise value of $4.2 billion to RSC. In connection with the proposed transaction, RSC stockholders will receive approximately $2.4 billion in total merger consideration, comprised of approximately $1.2 billion of cash consideration, shares of our common stock valued at approximately $1.2 billion (based on the average of the high and low sales prices of our common stock on April 12, 2012) and RSC stock options and restricted stock units valued at approximately $69. The cash portion of the merger consideration and transaction fees and expenses are expected to be financed with the net proceeds from URI Financing Escrow Corporation's (the “Funding SPV”) $750 aggregate principal amount of 5 3/4 percent senior secured notes due 2018, $750 aggregate principal amount of 7 3/8 percent senior notes due 2020 and $1,325 aggregate principal amount of 7 5/8 percent senior notes due 2022 (together, the “merger financing notes”) and cash on hand and/or borrowings under our senior secured asset-based revolving credit facility (“ABL facility”). The Funding SPV is our wholly owned subsidiary. The proceeds from the merger financing notes were deposited into segregated escrow accounts and will be released from escrow subject to the satisfaction of certain conditions, including the occurrence of the merger substantially in accordance with the terms and conditions of the merger agreement and the assumption by a newly formed wholly owned subsidiary of URI, into which URNA will be merged in connection with the RSC merger, of all of the obligations of Funding SPV under the indentures governing the notes and related documentation.
After paying the cash portion of the merger consideration, we will use the net proceeds from the sale of the merger financing notes to repay RSC's senior secured asset based loan revolving facility, which had approximately $548 outstanding as of March 31, 2012, satisfy and discharge $400 principal amount of RSC's 10 percent senior secured notes due 2017, satisfy and discharge $503 principal amount of RSC's 9.50 percent senior notes due 2014 and pay related transaction fees and expenses. In connection with the proposed transaction, we will assume all of RSC's remaining debt, the principal amount of which totaled $947 as of March 31, 2012.
The waiting periods applicable to the proposed transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and section 114 of Part IX of the Competition Act (Canada) expired or terminated on January 20, 2012 and February 14, 2012, respectively. Nevertheless, the proposed transaction remains subject to approval by our stockholders and RSC's stockholders and certain other closing conditions, including the delivery of a solvency opinion. The registration statement on Form S-4 and the joint proxy statement/prospectus forming a part thereof relating to the proposed transaction were declared effective by the Securities and Exchange Commission on March 23, 2012, and mailed to our stockholders and RSC's stockholders on or about March 26, 2012. Holdings and RSC will each hold special meetings on April 27, 2012 at which their respective stockholders will vote on whether to approve the merger and related matters. Subject to receipt of these stockholder approvals and satisfaction of certain other closing conditions, we anticipate that the proposed transaction will close on April 30, 2012.
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2011 Form 10-K.
In our opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.

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

The following tables set forth financial information by segment.

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended March 31, 2012
Equipment rentals	$475	$48	$523
Sales of rental equipment	74	2	76
Sales of new equipment	17	1	18
Contractor supplies sales	16	2	18
Service and other revenues	20	1	21
Total revenue	602	54	656
Depreciation and amortization expense	119	10	129
Segment operating income	89	8	97
Capital expenditures	413	13	426
Three Months Ended March 31, 2011
Equipment rentals	$400	$34	$434
Sales of rental equipment	30	2	32
Sales of new equipment	14	1	15
Contractor supplies sales	20	1	21
Service and other revenues	20	1	21
Total revenue	484	39	523
Depreciation and amortization expense	105	6	111
Segment operating income	26	5	31
Capital expenditures	109	11	120

	March 31, 2012	December 31, 2011
Total reportable segment assets
General rentals	$6,871	$3,776
Trench safety, power and HVAC	426	367
Total assets	$7,297	$4,143

The following is a reconciliation of segment operating income to total Company operating income:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Three Months Ended
	March 31,
	2012	2011
Total segment operating income	$97	$31
Unallocated RSC merger related costs	(10)	—
Unallocated restructuring charge	—	(1)
Operating income	$87	$30

3. Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of March 31, 2012, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our condensed consolidated statements of income during the period in which the changes in fair value occur.
We are exposed to certain risks relating to our ongoing business operations. During the three months ended March 31, 2012 and 2011, the primary risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At March 31, 2012, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the three months ended March 31, 2011, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At March 31, 2012 and December 31, 2011, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars represented derivative instruments not designated as hedging instruments.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at March 31, 2012 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of income during the current period. As of March 31, 2012, we had outstanding fixed price swap contracts covering 3.0 million gallons of diesel which will be purchased throughout 2012.
Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars, which were all settled during the three months ended March 31, 2011, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our condensed consolidated statements of income during the period in which the changes in fair value occurred.
Financial Statement Presentation
As of March 31, 2012 and December 31, 2011, $1 and $0 were reflected in prepaid expenses and other assets, respectively, $0 and $1, respectively, were reflected in accrued expenses and other liabilities, and less than $1 was reflected in accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.
The effect of our derivative instruments on our condensed consolidated statements of income for the three months ended

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

March 31, 2012 and 2011 was as follows:

		Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(5)	*	$(3)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	—	—	4	(4)

*	Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)	Amounts recognized on hedged item reflect the use of 1.2 million and 0.9 million gallons of diesel covered by the fixed price swaps during the three months ended March 31, 2012 and 2011, respectively.

4. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value
As of March 31, 2012 and December 31, 2011, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of March 31, 2012, $1 was reflected in prepaid expenses and other assets in our condensed consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As of December 31, 2011, $1 was reflected in accrued expenses and other liabilities in our condensed consolidated balance sheets, reflecting the fair value of the fixed price diesel swaps contracts. As discussed in note 3 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data.

As of March 31, 2012, we have fixed price swap contracts that mature throughout 2012 covering 3.0 million gallons of diesel which we will buy at the average contract price of $3.97 per gallon, while the average forward price for the hedged gallons was $4.15 per gallon as of March 31, 2012.

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility and accounts receivable securitization facility approximate their book values as of March 31, 2012 and December 31, 2011. The estimated fair values of our financial instruments as of March 31, 2012 and December 31, 2011 have been calculated based upon available market information or an appropriate valuation technique, and are presented below by level in the fair value hierarchy:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Subordinated convertible debentures	$55	$60	$55	$49
Senior and senior subordinated notes	4,558	4,790	1,732	1,795
Level 2:
4 percent Convertible Senior Notes	131	145	129	138
Level 3:
Capital leases (1)	38	31	39	33
___________________

(1)	The fair value of capital leases is determined using the expected present value of the leases.

5. Debt and Subordinated Convertible Debentures
Debt consists of the following:

	March 31, 2012	December 31, 2011
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$230	$255
$1.9 billion ABL Facility (2)	982	810
10 7/8 percent Senior Notes	490	489
9 1/4 percent Senior Notes	493	493
8 3/8 percent Senior Subordinated Notes	750	750
1 7/8 percent Convertible Senior Subordinated Notes (3)	22	22
Capital leases	38	39
Total URNA and subsidiaries debt	3,005	2,858
Merger financing notes (4):
5 3/4 percent Senior Secured Notes	750	—
7 3/8 percent Senior Notes	750	—
7 5/8 percent Senior Notes	1,325	—
Total merger financing notes	2,825	—
Holdings:
4 percent Convertible Senior Notes (5)	131	129
Total debt (6)	5,961	2,987
Less short-term portion (7)	(371)	(395)
Total long-term debt	$5,590	$2,592
 ___________________

(1)	At March 31, 2012, $5 was available under our accounts receivable securitization facility. The interest rate applicable to

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

the accounts receivable securitization facility was 0.9 percent at March 31, 2012. During the three months ended March 31, 2012, the monthly average amount outstanding under the accounts receivable securitization facility was $218, and the weighted-average interest rate thereon was 0.9 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the three months ended March 31, 2012 was $230.

(2)
At March 31, 2012, $868 was available under our ABL facility, net of $50 of letters of credit. The interest rate applicable to the ABL facility was 2.4 percent at March 31, 2012. During the three months ended March 31, 2012, the monthly average amount outstanding under the ABL facility was $895, and the weighted-average interest rate thereon was 2.4 percent. The maximum month-end amount outstanding under the ABL facility during the three months ended March 31, 2012 was $982. In March 2012, the size of the ABL facility was increased to $1.9 billion.

(3)
Based on the price of our common stock during the first quarter of 2012, holders of the 1 7/8 percent Convertible Senior Subordinated Notes may convert the notes during the second quarter of 2012 at a conversion price of $21.83 per share of common stock. Between April 1, 2012 (the beginning of the second quarter) and April 13, 2012, none of the 1 7/8 percent Convertible Senior Subordinated Notes were converted.

(4)
In connection with the proposed merger with RSC, on March 9, 2012, Funding SPV issued the merger financing notes. The proceeds from the merger financing notes were deposited into segregated escrow accounts and will be released from escrow subject to the satisfaction of certain conditions, including the occurrence of the merger substantially in accordance with the terms and conditions of the merger agreement and the assumption by a newly formed wholly owned subsidiary of URI, into which URNA will be merged in connection with the RSC merger, of all of the obligations of Funding SPV under the indentures governing the notes and related documentation. The aggregate cash received from the merger financing notes, along with $25 of interest payable on the notes, is separately classified in our condensed consolidated balance sheets as restricted cash. See below for additional detail regarding each of the merger financing notes.

(5)
The difference between the March 31, 2012 carrying value of the 4 percent Convertible Senior Notes and the $168 principal amount reflects the $37 unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized through the maturity date of November 15, 2015. Because the 4 percent Convertible Senior Notes were convertible at March 31, 2012, an amount equal to the $37 unamortized portion of the original issue discount is separately classified in our condensed consolidated balance sheets and referred to as “temporary equity.” Based on the price of our common stock during the first quarter of 2012, holders of the 4 percent Convertible Senior Notes have the right to redeem the notes during the second quarter of 2012 at a conversion price of $11.11 per share of common stock. Between April 1, 2012 (the beginning of the second quarter) and April 13, 2012, none of the 4 percent Convertible Senior Notes were redeemed.

(6)
In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6  1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. Total debt at March 31, 2012 and December 31, 2011 excludes $55 of these Debentures, which are separately classified in our condensed consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflect the obligation to our subsidiary that has issued the QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the Trust.

(7)
As of March 31, 2012, our short-term debt primarily reflects $230 of borrowings under our accounts receivable securitization facility and $131 of 4 percent Convertible Senior Notes. The 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt because they are convertible at March 31, 2012.

Merger Financing Notes
5 3/4 percent Senior Secured Notes. In March 2012, Funding SPV issued $750 aggregate principal amount of 5 3/4 percent Senior Secured Notes (the “5 3/4 percent Notes”) which are due July 15, 2018. Upon the release of the proceeds of the issuance from escrow, the net proceeds from the sale of the 5 3/4 percent Notes are expected to be approximately $725 (after deducting the initial purchasers' fees and offering expenses). Upon the release of the proceeds of the issuance from escrow or, in the case of the security interest in respect of the 5 3/4 percent Notes, within a certain period of time thereafter, and the assumption by a newly formed wholly owned subsidiary of URI, into which URNA will be merged in connection with the RSC merger, of Funding SPV's obligations under the 5 3/4 percent Notes, the 5 3/4 percent Notes will be secured and will be guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 5 3/4 percent Notes may be redeemed prior to July 15, 2015, at a redemption price equal to 100 percent plus the applicable premium (as defined in the indenture) as of the date of redemption, plus accrued and unpaid interest, and on or after July 15, 2015, at specified redemption prices that range from 102.875 percent in the 12-month period commencing on July 15, 2015, to 100 percent in the 12-month period commencing on July 15, 2017 and thereafter, plus accrued and unpaid interest. The indenture governing the 5 ¾ percent Notes

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

contains certain restrictive covenants, including, among others, limitations on (1) liens; (2) additional indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. The indenture also includes covenants relating to the grant of and maintenance of liens for the benefit of the notes collateral agent. Each of these covenants is subject to important exceptions and qualifications that would allow URI to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URI must make an offer to purchase all of the then-outstanding 5 3/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
7 3/8 percent Senior Notes. In March 2012, Funding SPV issued $750 aggregate principal amount of 7 3/8 percent Senior Notes (the “7 3/8 percent Notes”) which are due May 15, 2020. Upon the release of the proceeds of the issuance from escrow, the net proceeds from the sale of the 7 3/8 percent Notes are expected to be approximately $722 (after deducting the initial purchasers' fees and offering expenses). Upon the release of the proceeds of the issuance from escrow, and the assumption by a newly formed wholly owned subsidiary of URI, into which URNA will be merged in connection with the RSC merger, of Funding SPV's obligations under the 7 3/8 percent Notes, the 7 3/8 percent Notes will be unsecured and will be guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 7 3/8 percent Notes may be redeemed prior to May 15, 2016, at a redemption price equal to 100 percent plus the applicable premium (as defined in the indenture) as of the date of redemption, plus accrued and unpaid interest, and on or after May 15, 2016, at specified redemption prices that range from 103.688 percent in the 12-month period commencing on May 15, 2016, to 100 percent in the 12-month period commencing on May 15, 2018 and thereafter, plus accrued and unpaid interest. The indenture governing the 7 3/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (1) liens; (2) additional indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of these covenants is subject to important exceptions and qualifications that would allow URI to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URI must make an offer to purchase all of the then-outstanding 7 3/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
7 5/8 percent Senior Notes. In March 2012, Funding SPV issued $1,325 aggregate principal amount of 7 5/8 percent Senior Notes (the “7 5/8 percent Notes”) which are due April 15, 2022. Upon the release of the proceeds of the issuance from escrow, the net proceeds from the sale of the 7 5/8 percent Notes are expected to be approximately $1,281 (after deducting the initial purchasers' fees and offering expenses). Upon the release of the proceeds of the issuance from escrow, and the assumption by a newly formed wholly owned subsidiary of URI, into which URNA will be merged in connection with the RSC merger, of Funding SPV's obligations under the 7 5/8 percent Notes, the 7 5/8 percent Notes will be unsecured and will be guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 7 5/8 percent Notes may be redeemed prior to April 15, 2017, at a redemption price equal to 100 percent plus the applicable premium (as defined in the indenture) as of the date of redemption, plus accrued and unpaid interest, and on or after April 15, 2017, at specified redemption prices that range from 103.813 percent in the 12-month period commencing on April 15, 2017, to 100 percent in the 12-month period commencing on April 15, 2020 and thereafter, plus accrued and unpaid interest. The indenture governing the 7 5/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (1) liens; (2) additional indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of these covenants is subject to important exceptions and qualifications that would allow URI to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URI must make an offer to purchase all of the then-outstanding 7 5/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
Convertible Note Hedge Transactions
In connection with the November 2009 issuance of $173 aggregate principal amount of 4 percent Convertible Senior Notes, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

consolidated statements of stockholders’ equity (deficit). The convertible note hedge transactions cover, subject to anti-dilution adjustments, 15.1 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Senior Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Senior Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $40.00 or $45.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 9.2 million or 9.9 million shares, respectively.
Loan Covenants and Compliance
As of March 31, 2012, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In October 2011, we amended the ABL facility. In March 2012, the size of the ABL facility was increased to $1.9 billion. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Since the October 2011 amendment of the facility and through March 31, 2012, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.

6. Legal and Regulatory Matters
On December 28, 2011, a complaint was filed in Arizona Superior Court, captioned Israni v. RSC Holdings Inc., CV20 11-020579, on behalf of a putative class of RSC's stockholders against RSC, each member of the RSC board, certain of RSC's officers, and the Company challenging the proposed merger. In an amended complaint, filed February 24, 2012, plaintiff alleges, among other things, that the directors and officers of RSC breached their fiduciary duties by allegedly agreeing to sell RSC at an unfair and inadequate price and by allegedly failing to take steps to maximize the sale price of RSC. The complaint also alleges that RSC and the Company aided and abetted in the directors' and officers' breach of their fiduciary duties, and that the defendants' public disclosures concerning the proposed merger have been inaccurate or incomplete. The complaint seeks injunctive relief and other equitable relief as well as money damages. The Company believes that this suit lacks merit and intends to vigorously defend against these claims.
In addition to this matter and the other disclosures provided in note 15 to our consolidated financial statements for the year ended December 31, 2011 filed on Form 10-K on January 25, 2012, we are also subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from these ordinary course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

7. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. Diluted earnings (loss) per share for the three months ended March 31, 2012 and 2011 excludes the impact of approximately 1.3 million and 15.8 million common stock equivalents, respectively, since the

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net income (loss)	$13	$(20)
Convertible debt interest—1 7/8 percent notes	—	—
Net income (loss) available to common stockholders	$13	$(20)
Denominator:
Denominator for basic earnings (loss) per share—weighted-average common shares	63,131	60,850
Effect of dilutive securities:
Employee stock options and warrants	709	—
Convertible subordinated notes—1 7/8 percent	1,015	—
Convertible subordinated notes—4 percent	10,794	—
Restricted stock units	617	—
Denominator for diluted earnings (loss) per share—adjusted weighted-average common shares	76,266	60,850

Basic earnings (loss) per share	$0.21	$(0.34)
Diluted earnings (loss) per share	$0.17	$(0.34)

8. Condensed Consolidating Financial Information of Guarantor Subsidiaries
URNA is 100 percent owned by Holdings (“Parent”) and has outstanding (i) certain indebtedness that is guaranteed by Parent and (ii) certain indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization and Funding SPV (collectively, the “SPV”), all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”). However, this indebtedness is not guaranteed by URNA’s foreign subsidiaries and the SPV (together, the “non-guarantor subsidiaries”). The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis. The guarantees are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the subsidiary guarantor, the sale of all or substantially all of the subsidiary guarantor's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met or designating the subsidiary guarantor as an unrestricted subsidiary for purposes of the applicable covenants. The guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws. Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that the guarantees of the guarantor subsidiaries comply with the conditions set forth in Rule 3-10 and therefore continue to utilize Rule 3-10 to present condensed consolidating financial information for Holdings, URNA, the guarantor subsidiaries and the non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented. The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV (1)
ASSETS
Cash and cash equivalents	$—	$3	$—	$23	$—	$—	$26
Accounts receivable, net	—	12	9	83	313	—	417
Intercompany receivable (payable)	120	(746)	722	(158)	(86)	148	—
Inventory	—	51	22	12	—	—	85
Prepaid expenses and other assets	—	65	—	12	1	—	78
Deferred taxes	—	45	4	1	—	—	50
Total current assets	120	(570)	757	(27)	228	148	656
Restricted cash (note 5)	—	—	—	—	2,850	—	2,850
Rental equipment, net	—	1,482	921	462	—	—	2,865
Property and equipment, net	41	181	126	32	—	—	380
Investments in subsidiaries	249	2,155	482	—	—	(2,886)	—
Goodwill and other intangibles, net	—	171	101	142	—	—	414
Other long-term assets	5	59	—	3	65	—	132
Total assets	$415	$3,478	$2,387	$612	$3,143	$(2,738)	$7,297
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$131	$7	$—	$3	$230	$—	$371
Accounts payable	—	255	87	42	—	—	384
Accrued expenses and other liabilities	32	172	47	27	13	—	291
Total current liabilities	163	434	134	72	243	—	1,046
Long-term debt	—	2,613	146	6	2,825	—	5,590
Subordinated convertible debentures	55	—	—	—	—	—	55
Deferred taxes	16	180	175	48	—	—	419
Other long-term liabilities	54	2	—	4	—	—	60
Total liabilities	288	3,229	455	130	3,068	—	7,170
Temporary equity (note 5)	37	—	—	—	—	—	37
Total stockholders’ equity (deficit)	90	249	1,932	482	75	(2,738)	90
Total liabilities and stockholders’ equity (deficit)	$415	$3,478	$2,387	$612	$3,143	$(2,738)	$7,297

(1)	Includes debt issued by Funding SPV associated with the proposed merger with RSC, as discussed further in note 5 to our condensed consolidated financial statements.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$6	$—	$30	$—	$—	$36
Accounts receivable, net	—	19	9	98	338	—	464
Intercompany receivable (payable)	114	(876)	772	(154)	—	144	—
Inventory	—	21	15	8	—	—	44
Prepaid expenses and other assets	—	55	1	19	—	—	75
Deferred taxes	—	100	3	1	—	—	104
Total current assets	114	(675)	800	2	338	144	723
Rental equipment, net	—	1,345	836	436	—	—	2,617
Property and equipment, net	41	177	120	28	—	—	366
Investments in subsidiaries	227	2,144	462	—	—	(2,833)	—
Goodwill and other intangibles, net	—	130	102	140	—	—	372
Other long-term assets	4	60	1	—	—	—	65
Total assets	$386	$3,181	$2,321	$606	$338	$(2,689)	$4,143
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$129	$8	$—	$3	$255	$—	$395
Accounts payable	—	120	47	39	—	—	206
Accrued expenses and other liabilities	31	139	48	45	—	—	263
Total current liabilities	160	267	95	87	255	—	864
Long-term debt	—	2,444	142	6	—	—	2,592
Subordinated convertible debentures	55	—	—	—	—	—	55
Deferred taxes	16	241	165	48	—	—	470
Other long-term liabilities	52	2	2	3	—	—	59
Total liabilities	283	2,954	404	144	255	—	4,040
Temporary equity (note 5)	39	—	—	—	—	—	39
Total stockholders’ equity (deficit)	64	227	1,917	462	83	(2,689)	64
Total liabilities and stockholders’ equity (deficit)	$386	$3,181	$2,321	$606	$338	$(2,689)	$4,143

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV (1)
Revenues:
Equipment rentals	$—	$250	$183	$90	$—	$—	$523
Sales of rental equipment	—	39	26	11	—	—	76
Sales of new equipment	—	8	5	5	—	—	18
Contractor supplies sales	—	8	5	5	—	—	18
Service and other revenues	—	11	5	5	—	—	21
Total revenues	—	316	224	116	—	—	656
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	115	88	43	—	—	246
Depreciation of rental equipment	—	59	37	19	—	—	115
Cost of rental equipment sales	—	24	16	7	—	—	47
Cost of new equipment sales	—	7	4	4	—	—	15
Cost of contractor supplies sales	—	4	4	4	—	—	12
Cost of service and other revenues	—	6	2	—	—	—	8
Total cost of revenues	—	215	151	77	—	—	443
Gross profit	—	101	73	39	—	—	213
Selling, general and administrative expenses	10	34	36	17	5	—	102
RSC merger related costs	—	10	—	—	—	—	10
Restructuring charge	—	—	—	—	—	—	—
Non-rental depreciation and amortization	4	4	4	2	—	—	14
Operating (loss) income	(14)	53	33	20	(5)	—	87
Interest expense (income), net	3	51	1	1	13	(1)	68
Interest expense-subordinated convertible debentures	1	—	—	—	—	—	1
Other (income) expense, net	(18)	16	9	3	(11)	—	(1)
(Loss) income before (benefit) provision for income taxes	—	(14)	23	16	(7)	1	19
(Benefit) provision for income taxes	—	(22)	28	3	(3)	—	6
Income (loss) before equity in net earnings (loss) of subsidiaries	—	8	(5)	13	(4)	1	13
Equity in net earnings (loss) of subsidiaries	13	5	14	—	—	(32)	—
Net income (loss)	13	13	9	13	(4)	(31)	13
Change in accumulated other comprehensive income	10	10	9	5	—	(24)	10
Comprehensive income (loss)	$23	$23	$18	$18	$(4)	$(55)	$23

(1)	Includes interest expense on the debt issued by Funding SPV associated with the proposed merger with RSC, as discussed further in note 5 to our condensed consolidated financial statements.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$216	$149	$69	$—	$—	$434
Sales of rental equipment	—	18	9	5	—	—	32
Sales of new equipment	—	6	4	5	—	—	15
Contractor supplies sales	—	9	6	6	—	—	21
Service and other revenues	—	12	5	4	—	—	21
Total revenues	—	261	173	89	—	—	523
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	117	81	35	—	—	233
Depreciation of rental equipment	—	53	33	13	—	—	99
Cost of rental equipment sales	—	10	5	3	—	—	18
Cost of new equipment sales	—	6	3	3	—	—	12
Cost of contractor supplies sales	—	6	4	4	—	—	14
Cost of service and other revenues	—	6	2	1	—	—	9
Total cost of revenues	—	198	128	59	—	—	385
Gross profit	—	63	45	30	—	—	138
Selling, general and administrative expenses	5	39	31	15	5	—	95
Restructuring charge	—	—	1	—	—	—	1
Non-rental depreciation and amortization	3	4	4	1	—	—	12
Operating (loss) income	(8)	20	9	14	(5)	—	30
Interest expense (income), net	3	51	2	—	1	(1)	56
Interest expense-subordinated convertible debentures	2	—	—	—	—	—	2
Other (income) expense, net	(15)	14	6	3	(9)	—	(1)
Income (loss) before (benefit) provision for income taxes	2	(45)	1	11	3	1	(27)
(Benefit) provision for income taxes	—	(9)	—	2	—	—	(7)
Income (loss) before equity in net (loss) earnings of subsidiaries	2	(36)	1	9	3	1	(20)
Equity in net (loss) earnings of subsidiaries	(22)	14	10	—	—	(2)	—
Net (loss) income	(20)	(22)	11	9	3	(1)	(20)
Change in accumulated other comprehensive income	12	12	11	5	—	(28)	12
Comprehensive (loss) income	$(8)	$(10)	$22	$14	$3	$(29)	$(8)

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Three Months Ended March 31, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$3	$85	$109	$28	$29	$—	$254
Net cash used in investing activities	(4)	(252)	(110)	(34)	—	—	(400)
Net cash provided by (used in) financing activities	1	164	1	(2)	(29)	—	135
Effect of foreign exchange rates	—	—	—	1	—	—	1
Net decrease in cash and cash equivalents	—	(3)	—	(7)	—	—	(10)
Cash and cash equivalents at beginning of period	—	6	—	30	—	—	36
Cash and cash equivalents at end of period	$—	$3	$—	$23	$—	$—	$26
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Three Months Ended March 31, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$7	$87	$21	$18	$21	$—	$154
Net cash used in investing activities	(4)	(39)	(22)	(19)	—	—	(84)
Net cash (used in) provided by financing activities	(3)	(50)	1	—	(21)	—	(73)
Effect of foreign exchange rates	—	—	—	5	—	—	5
Net (decrease) increase in cash and cash equivalents	—	(2)	—	4	—	—	2
Cash and cash equivalents at beginning of period	—	4	—	199	—	—	203
Cash and cash equivalents at end of period	$—	$2	$—	$203	$—	$—	$205

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 542 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $4.3 billion, and a national branch network that operates in 48 states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is better maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,100 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. In 2011, equipment rentals represented 82 percent of total revenues.
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
During the three months ended March 31, 2012, year over year, our rental rates increased 6.3 percent and the volume of OEC on rent increased 18.4 percent, which we believe reflects modest improvements in our operating environment, a secular shift from ownership to the rental of construction-related equipment, and our increased focus on National Accounts and other large customers. National Accounts are generally defined as customers with potential annual equipment rental spend of at least $500,000 (actual dollars) or customers doing business in multiple locations. Although there is no certainty that these trends will continue, we believe that our strategy will strengthen our leadership position in a recovery.
Proposed Acquisition of RSC
On December 15, 2011, we entered into a definitive merger agreement with RSC Holdings, Inc. (“RSC”), pursuant to which we agreed to acquire RSC on the terms and conditions set forth in the merger agreement in a cash-and-stock transaction that ascribed a total enterprise value of $4.2 billion to RSC. In connection with the proposed transaction, RSC stockholders will receive approximately $2.4 billion in total merger consideration, comprised of approximately $1.2 billion of cash consideration, shares of our common stock valued at approximately $1.2 billion (based on the average of the high and low sales prices of our common stock on April 12, 2012) and RSC stock options and restricted stock units valued at approximately $69. The cash portion of the merger consideration and transaction fees and expenses are expected to be financed through new debt issuances and cash on hand and/or borrowings under our senior secured asset-based revolving credit facility (“ABL facility”). See note 5 to our condensed consolidated financial statements for additional detail regarding the new debt issuances associated with the merger. After paying the cash portion of the merger consideration, we will use the net proceeds from the sale of the merger financing notes to repay RSC's senior secured asset based loan revolving facility, which had approximately $548 outstanding as of March 31, 2012, satisfy and discharge $400 principal amount of RSC's 10 percent senior secured notes due 2017, satisfy and discharge $503 principal amount of RSC's 9.50 percent senior notes due 2014 and pay related transaction fees and expenses. In connection with the proposed transaction, we will assume all of RSC's remaining debt, the principal amount of which totaled $947 as of March 31, 2012. Holdings and RSC will each hold special meetings on April 27, 2012 at which their respective stockholders will vote on whether to approve the merger and related matters. Subject to receipt of these stockholder approvals and satisfaction of certain other closing conditions, we anticipate that the proposed transaction will close on April 30, 2012.
Financial Overview
Net income (loss). Net income (loss) and diluted earnings (loss) per share for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
Net income (loss)	$13	$(20)
Diluted earnings (loss) per share	$0.17	$(0.34)

Net income (loss) and diluted earnings (loss) per share for the three months ended March 31, 2012 and 2011 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended March 31,
	2012		2011
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net loss (after-tax)	Impact on diluted loss per share
RSC merger related costs (1)	$(6)	$(0.09)	$—	$—
Restructuring charge (2)	—	—	(1)	(0.01)
Loss on retirement of subordinated convertible debentures	—	—	*	(0.01)
RSC merger related interest expense (3)	(8)	(0.10)	—	—

*	Amount is less than $1.

(1)	This reflects transaction costs associated with the proposed acquisition of RSC discussed above.

(2)	As discussed below (see “Restructuring charge”), this primarily reflects branch closure charges due to continuing lease obligations at vacant facilities.

(3)
As discussed in note 5 to our condensed consolidated financial statements, in March 2012, we issued $2,825 of new debt associated with the proposed merger with RSC. The RSC merger related interest expense reflects the interest expense recorded on this new debt. We expect the proposed merger to close on April 30, 2012.

In addition to the matters discussed above, our 2012 performance reflects increased gross profit from equipment rentals and sales of rental equipment.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income (loss), provision (benefit) for income taxes, interest expense, net, interest expense-subordinated convertible debentures, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the RSC merger related costs, restructuring charge and stock compensation expense, net. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income (loss) or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income (loss) and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2012	2011
Net income (loss)	$13	$(20)
Provision (benefit) for income taxes	6	(7)
Interest expense, net	68	56
Interest expense – subordinated convertible debentures	1	2
Depreciation of rental equipment	115	99
Non-rental depreciation and amortization	14	12
EBITDA	$217	$142
RSC merger related costs (1)	10	—
Restructuring charge (2)	—	1
Stock compensation expense, net (3)	4	2
Adjusted EBITDA	$231	$145

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2012	2011
Net cash provided by operating activities	$254	$154
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(5)	(5)
Gain on sales of rental equipment	29	14
Gain on sales of non-rental equipment	1	—
RSC merger related costs (1)	(10)	—
Restructuring charge (2)	—	(1)
Stock compensation expense, net (3)	(4)	(2)
Loss on retirement of subordinated convertible debentures	—	(1)
Increase in restricted cash—RSC merger related debt interest (note 5)	25	—
Changes in assets and liabilities	(125)	(62)
Cash paid for interest, including subordinated convertible debentures	40	34
Cash paid for income taxes, net	12	11
EBITDA	$217	$142
Add back:
RSC merger related costs (1)	10	—
Restructuring charge (2)	—	1
Stock compensation expense, net (3)	4	2
Adjusted EBITDA	$231	$145
 ___________________

(1)	This reflects transaction costs associated with the proposed acquisition of RSC discussed above.

(2)	As discussed below (see “Restructuring charge”), this primarily reflects branch closure charges due to continuing lease obligations at vacant facilities.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.
For the three months ended March 31, 2012, EBITDA increased $75, or 52.8 percent, and adjusted EBITDA increased $86, or 59.3 percent, primarily reflecting increased profit from equipment rentals. For the three months ended March 31, 2012, EBITDA margin increased 5.9 percentage points to 33.1 percent, and adjusted EBITDA margin increased 7.5 percentage points to 35.2 percent, primarily reflecting increased margins from equipment rentals and improved selling, general and administrative leverage, partially offset by decreased margins from sales of rental equipment.

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
As discussed in note 2 to our condensed consolidated financial statements, we aggregate our seven geographic regions—the Southwest, Gulf, Northwest, Southeast, Midwest, East, and Northeast Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended March 31, 2012, certain of our regions had equipment rentals gross margins that varied by between 10 percent and 14 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the three months ended March 31, 2012, the aggregate general rentals' equipment rentals gross margin increased 8.3 percentage points to 30.3 percent, primarily reflecting increased rental rates, a 1.5 percentage point increase in time utilization, which is calculated by dividing the amount of time equipment is on rent by the amount of time we have owned the equipment, and cost improvements. As compared to the equipment rentals revenue increase of 18.8 percent, depreciation of rental equipment increased 13.7 percent due primarily to increased average OEC, aggregate repairs and maintenance and delivery costs increased 12.0 percent due primarily to higher rental volume, compensation costs increased 3.7 percent due primarily to increased headcount associated with higher rental volume, and building and property costs decreased slightly. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization.
For the five year period ended March 31, 2012, the general rentals' region with the lowest equipment rentals gross margin was the Southeast. The Southeast region's equipment rentals gross margin of 29.0 percent for the five year period ended March 31, 2012 was 14 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Southeast region's equipment rentals gross margin was less than the other general rentals' regions during this period as it experienced more significant declines in its end markets than the other regions, which led to more competitive pricing pressure and lower fleet investment. For the three months ended March 31, 2012, the Southeast region's equipment rentals gross margin increased 5.6 percentage points to 28.8 percent, primarily reflecting a 6.2 percent rental rate increase, a 0.6 percentage point increase in time utilization and cost improvements. As compared to equipment rentals revenue, which increased 10.1 percent, depreciation of rental equipment increased 1.1 percent due primarily to a slight increase in average OEC, repairs and maintenance increased 3.3 percent due primarily to higher rental volume, compensation costs were flat, and building and property costs decreased slightly. Rental rate changes are calculated based on the year over year variance in average contract rates, weighted by the prior period revenue mix.
For the five year period ended March 31, 2012, the general rentals' region with the highest equipment rentals gross margin was the East. The East region's equipment rentals gross margin of 36.6 percent for the five year period ended March 31, 2012 was 14 percent more than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The East region's equipment rentals gross margin was more than the other general rentals' regions during this period as its end markets were more stable than the other regions, which resulted in stronger pricing. For the three months ended March 31, 2012, the East region's equipment rentals gross margin increased 7.5 percentage points to 32.9 percent, primarily reflecting a 7.6 percent rental rate increase, a 1.2 percentage point increase in time utilization and cost improvements. As compared to equipment rentals revenue, which increased 23.1 percent, depreciation of rental equipment increased 13.3 percent due primarily to increased average OEC, aggregate repairs and maintenance and delivery costs increased 14.5 percent due primarily to higher rental volume, compensation costs increased 3.5 percent due primarily to increased headcount associated with higher rental volume, and building and property costs decreased slightly.
Although the margins for certain of our general rentals' regions exceeded a 10 percent variance level for the five year period ended March 31, 2012, we expect convergence going forward given management's focus on cost cutting, improved processes and fleet sharing. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.
These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment operating results. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.
Revenues by segment were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended March 31, 2012
Equipment rentals	$475	$48	$523
Sales of rental equipment	74	2	76
Sales of new equipment	17	1	18
Contractor supplies sales	16	2	18
Service and other revenues	20	1	21
Total revenue	$602	$54	$656
Three Months Ended March 31, 2011
Equipment rentals	$400	$34	$434
Sales of rental equipment	30	2	32
Sales of new equipment	14	1	15
Contractor supplies sales	20	1	21
Service and other revenues	20	1	21
Total revenue	$484	$39	$523

Equipment rentals. For the three months ended March 31, 2012, equipment rentals of $523 increased $89, or 20.5 percent, as compared to the same period in 2011, primarily reflecting an 18.4 percent increase in the volume of OEC on rent and a 6.3 percent rental rate increase. We believe that the rate and volume improvements reflect a combination of the following factors: a modest improvement in our operating environment; a shift from customer ownership to the rental of construction equipment; and the benefit of our strategy, particularly our increased focus on National Accounts and other large customers that tend to rent more equipment for longer periods of time. Equipment rentals represented 80 percent of total revenues for the three months ended March 31, 2012. On a segment basis, equipment rentals represented 79 percent and 89 percent of total revenues for the three months ended March 31, 2012 for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $75, or 18.8 percent, primarily reflecting a 17.4 percent increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC equipment rentals increased $14, or 41.2 percent, primarily reflecting an increase in the volume of OEC on rent. Trench safety, power and HVAC average OEC for the three months ended March 31, 2012 increased 66 percent as compared to the same period in 2011. Capitalizing on the demand for the higher margin equipment rented by our trench safety, power and HVAC segment has been a key component of our strategy in 2012 and 2011. The trench safety, power and HVAC equipment rentals growth was less than the increase in average OEC primarily due to seasonality, as a portion of the OEC growth was in highly seasonal markets where the revenue growth was not proportionate to the OEC growth. Our revenues fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.
Sales of rental equipment. For the three months ended March 31, 2012, sales of rental equipment represented approximately 12 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2012, sales of rental equipment increased 137.5 percent as compared to the same period in 2011, primarily reflecting increased volume and changes in the mix of equipment sold. In 2012, we sold a larger proportion of equipment with high (on average, over $30,000 per unit, in actual dollars) OEC, in particular forklifts and earthmoving equipment, which resulted in increased revenue. The increased sales also reflect management of our fleet size and mix in anticipation of increased rental capital expenditures in 2012. For the full year 2012, on a stand-alone basis, we expect gross rental capital expenditures of approximately $1.0 billion.
Sales of new equipment. For the three months ended March 31, 2012, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2012, sales of new equipment increased 20.0 percent as compared to the same period in 2011. The increase primarily reflects changes in the mix of equipment sold. In 2012, we sold a larger proportion of higher cost equipment, such as forklifts and large boom lifts, which generate more revenue per unit sold.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the three months ended March 31, 2012, contractor supplies sales represented approximately 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2012, contractor supplies sales decreased 14.3 percent as compared to the same period in 2011, primarily due to a reduction in the volume of supplies sold, which reflects our continued efforts to position contractor supplies as a complementary offering to equipment rentals. Our strategy over the past several years has focused on our core rental business. This strategy included substantially increasing the proportion of revenue derived from our core rental business, which increased from 71 percent in 2007 to 82 percent in 2011. As we focused on our core rental business, contractor supplies was repositioned as a complementary offering to equipment rentals, and the proportion of revenue derived from contractor supplies decreased substantially, from 10 percent in 2007 to 3 percent in 2011, while the gross margin from contractor supplies sales increased significantly from 19 percent in 2007 to 32 percent in 2011, as we adjusted our product mix to reduce or eliminate lower margin items.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services (including parts sales). For the three months ended March 31, 2012, service and other revenues represented approximately 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2012, service and other revenues was flat as compared to the same period in 2011.
Segment Operating Income
Segment operating income and operating margin were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended March 31, 2012
Operating Income	$89	$8	$97
Operating Margin	14.8%	14.8%	14.8%
Three Months Ended March 31, 2011
Operating Income	$26	$5	$31
Operating Margin	5.4%	12.8%	5.9%
The following is a reconciliation of segment operating income to total Company operating income:

	Three Months Ended March 31,
	2012	2011
Total reportable segment operating income	$97	$31
Unallocated RSC merger related costs	(10)	—
Unallocated restructuring charge	—	(1)
Operating income	$87	$30

General rentals. For the three months ended March 31, 2012, operating income increased by $63 and operating margin increased by 9.4 percentage points from 2011, primarily reflecting increased gross margins from equipment rentals and improved selling, general and administrative leverage.
Trench safety, power and HVAC. For the three months ended March 31, 2012, operating income increased by $3 and operating margin increased by 2.0 percentage points from 2011, primarily reflecting increased profit from equipment rentals. The 2012 improvements in operating income also reflect our strategic focus on the higher margin equipment rented by the trench safety, power and HVAC segment. Trench safety, power and HVAC average OEC for the three months ended March 31, 2012 increased 66.3 percent as compared to 2011.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended March 31,
	2012	2011
Total gross margin	32.5%	26.4%
Equipment rentals	31.0%	23.5%
Sales of rental equipment	38.2%	43.8%
Sales of new equipment	16.7%	20.0%
Contractor supplies sales	33.3%	33.3%
Service and other revenues	61.9%	57.1%

For the three months ended March 31, 2012, total gross margin increased 6.1 percentage points as compared to the same period in 2011, primarily reflecting increased gross margins from equipment rentals partially offset by decreased gross margins from sales of rental equipment. Equipment rentals gross margin increased 7.5 percentage points, primarily reflecting a 6.3 percent rental rate increase, a 1.2 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 20.5 percent, depreciation of rental equipment increased 16.2 percent due primarily to increased average OEC, aggregate repairs and maintenance and delivery costs increased 14.7 percent due primarily to higher rental volume, compensation costs increased 5.7 percent due primarily to increased headcount associated with higher rental volume, and building and property costs decreased slightly. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the three months ended March 31, 2012 and 2011, time utilization was 62.3 percent and 61.1 percent, respectively. The 62.3 percent time utilization for the three months ended March 31, 2012 is a first quarter record for the Company. The 5.6 percentage point decrease in gross margins from sales of rental equipment reflects a higher proportion of auction sales which tend to yield lower margins. Additionally, in 2012, we sold a larger proportion of equipment with high (on average, over $30,000 per unit, in actual dollars) OEC, in particular forklifts and earthmoving equipment, which resulted in increased revenue, but lower margins. Gross margins from sales of rental equipment may change in future periods if the mix of the channels (primarily retail and auction) that we use to sell rental equipment changes.
Selling, general and administrative expenses (“SG&A”). SG&A expense information for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
Total SG&A expenses	$102	$95
SG&A as a percentage of revenue	15.5%	18.2%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, third-party professional fees, management salaries and clerical and administrative overhead. For the three months ended March 31, 2012, SG&A expense of $102 increased $7 as compared to 2011. The increase in SG&A primarily reflects increased commissions and bonuses associated with increased revenues and improved profitability, partially offset by decreased bad debt expense primarily due to improvements in accounts receivable aging and collection trends. As a percentage of revenue, SG&A decreased 2.7 percentage points year over year.
RSC merger related costs. As discussed above, on December 15, 2011, we entered into a definitive merger agreement with RSC, pursuant to which we have agreed to acquire RSC in a cash-and-stock transaction that ascribed a total enterprise value of $4.2 billion to RSC. The three months ended March 31, 2012 includes acquisition-related costs of $10 associated with the proposed merger, primarily related to financial and legal advisory fees. Additional merger related costs are expected to be incurred in 2012, and only a portion of such costs are expected to be capitalized.
Restructuring charge. Over the past several years, we have been focused on reducing our operating costs. In connection with this strategy, and in recognition of the challenging economic environment, we reduced our employee headcount from approximately 10,900 at January 1, 2008 (the beginning of the restructuring period) to approximately 7,500 at December 31, 2011 (the end of the restructuring period). Additionally, we reduced our branch network from 697 locations at January 1, 2008 to 529 locations at December 31, 2011. For the three months ended March 31, 2011, the restructuring charge primarily reflected branch closure charges due to continuing lease obligations at vacant facilities. As of March 31, 2012, the restructuring reserve associated with the closed restructuring period was $24.
Interest expense, net for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
Interest expense, net	$68	$56

Interest expense, net for the three months ended March 31, 2012 increased $12, or 21 percent, as compared to 2011. As discussed in note 5 to our condensed consolidated financial statements, in March 2012, we issued $2,825 of new debt associated with the proposed merger with RSC. Interest expense, net for the three months ended March 31, 2012 includes $13 of interest on this new debt. Excluding the impact of the RSC merger related interest, interest expense, net decreased slightly as compared to 2011.

Income taxes. The following table summarizes our provision (benefit) for income taxes and the related effective tax rates for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Income (loss) before provision (benefit) for income taxes	$19	$(27)
Provision (benefit) for income taxes	6	(7)
Effective tax rate	31.6%	25.9%
 ___________________
The differences between the 2012 and 2011 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relate to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges.
Balance sheet. Restricted cash as of March 31, 2012 reflects $2,825 of proceeds from new debt issuances associated with the proposed merger with RSC and $25 of interest payable on the notes. See note 5 to our condensed consolidated financial statements for additional detail. Inventory increased by $41, or 93.2 percent, from December 31, 2011 to March 31, 2012 primarily due to increased equipment inventory due to significant capital expenditures in the quarter. We expect to transfer most of the increased inventory to our rental fleet during the remainder of 2012. Other long-term assets increased by $67, or 103.1 percent, from December 31, 2011 to March 31, 2012 primarily due to financing costs associated with the new debt issued in connection with the proposed merger with RSC, as discussed above. Accounts payable increased by $178, or 86.4 percent, from December 31, 2011 to March 31, 2012 primarily due to increased capital expenditures and a seasonal increase in business activity in 2012.
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
As discussed in note 5 to our condensed consolidated financial statements, in March 2012, in connection with the proposed merger with RSC, we issued $750 aggregate principal amount of 5 3/4 percent Senior Secured Notes due 2018, $750 aggregate principal amount of 7 3/8 percent Senior Notes due 2020 and $1,325 aggregate principal amount of 7 5/8 percent Senior Notes due 2022. Additionally, in March 2012, the size of the ABL facility was increased to $1.9 billion.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our ABL facility and accounts receivable securitization facility. As of March 31, 2012, we had (i) $868 of borrowing capacity, net of $50 of letters of credit, available under the ABL facility, (ii) $5 of borrowing capacity available under the accounts receivable securitization facility and (iii) cash and cash equivalents of $26. Cash equivalents at March 31, 2012 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.
As of March 31, 2012, $982 and $230 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. The interest rates applicable to the ABL facility and the accounts receivable securitization facility at March 31, 2012 were 2.4 percent and 0.9 percent, respectively. During the three months ended March 31, 2012, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility were $895 and $218, respectively, and the weighted-average interest rates thereon were 2.4 percent and 0.9 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility during the three months ended March 31, 2012 were $982 and $230, respectively. During the three months ended March 31, 2012, the maximum amount outstanding under the ABL facility exceeded the average amount outstanding primarily due to the timing of interest payments and the prepayment of interest on the debt issued in connection with the proposed merger with RSC.
We expect that our principal needs for cash relating to our operations over the next 12 months will be to fund (i) cash consideration payable in the merger with RSC and the repayment of certain of RSC's indebtedness, (ii) operating activities and working capital, (iii) the purchase of rental equipment and inventory items offered for sale, (iv) payments due under operating leases, (v) debt service, and (vi) other acquisitions. We plan to fund such cash requirements from our existing sources of cash and, in the case of the cash consideration for the RSC acquisition and the repayment of certain of RSC's indebtedness, the restricted cash received from the new debt issuances associated with the proposed merger with RSC, as discussed further in note 5 to our condensed consolidated financial statements. In addition, we may seek additional financing through the securitization of some of our real estate, the use of additional operating leases or other financing sources as market conditions permit.
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of April 13, 2012 were as follows:

	Corporate Rating	Outlook
Moody’s	B2	Stable
Standard & Poor’s	B	Positive
Fitch	B	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. Our gross and net rental capital expenditures have increased significantly in 2012 relative to 2011. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $314 and $83 during the three months ended March 31, 2012 and 2011, respectively. For the full year 2012, on a stand-alone basis, we expect net rental capital expenditures of between $700 and $750, after gross purchases of approximately $1.0 billion. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility.
Loan Covenants and Compliance. As of March 31, 2012, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In October 2011, we amended the ABL facility. In March 2012, the size of the ABL facility was increased to $1.9 billion. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Since the October 2011 amendment of the facility and through March 31, 2012, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
As of March 31, 2012, primarily due to losses sustained in prior years, URNA had limited restricted payment capacity under the most restrictive restricted payment covenants in the indentures governing its outstanding indebtedness. Although this limited capacity restricts our ability to move operating cash flows to Holdings, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations due to certain intercompany arrangements.
Sources and Uses of Cash. During the three months ended March 31, 2012, we (i) generated cash from operating activities of $254, (ii) generated cash from the sale of rental and non-rental equipment of $83 and (iii) received cash from debt proceeds, net of payments and $2,825 of proceeds from new debt issuances associated with the proposed merger with RSC, of $141. The cash received from the new debt, along with $25 of interest payable on the notes, is separately classified in our condensed consolidated balance sheets as restricted cash, and is discussed further in note 5 to our condensed consolidated financial statements. We used cash during this period principally to (i) purchase rental and non-rental equipment of $426 and (ii) purchase other companies for $57. During the three months ended March 31, 2011, we (i) generated cash from operating activities of $154 and (ii) generated cash from the sale of rental and non-rental equipment of $36. We used cash during this period principally to (i) purchase rental and non-rental equipment of $120 and (ii) fund payments on debt, net of proceeds, of $70.
Free Cash Flow GAAP Reconciliation. We define “free cash (usage) flow” as (i) net cash provided by operating activities less (ii) purchases of rental and non-rental equipment plus (iii) proceeds from sales of rental and non-rental equipment. Management believes free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash flow should not be considered an alternative to net income (loss) or cash flow from operating activities as an indicator of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow.

	Three Months Ended
	March 31,
	2012	2011
Net cash provided by operating activities	$254	$154
Purchases of rental equipment	(390)	(115)
Purchases of non-rental equipment	(36)	(5)
Proceeds from sales of rental equipment	76	32
Proceeds from sales of non-rental equipment	7	4
Free cash (usage) flow	$(89)	$70

Free cash usage for the three months ended March 31, 2012 was $89, a decrease of $159 as compared to free cash flow of $70 for the three months ended March 31, 2011. Free cash flow decreased primarily due to increased purchases of rental equipment, partially offset by increased net cash provided by operating activities.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of March 31, 2012:

	2012	2013	2014	2015	2016	Thereafter	Total
Debt and capital leases (1)	$238	$7	$7	$174	$1,484	$4,106	$6,016
Interest due on debt (2)	298	395	395	393	353	1,164	2,998
Operating leases (1):
Real estate	57	67	56	45	34	78	337
Non-rental equipment	20	20	15	13	9	15	92
Service agreements (3)	11	—	—	—	—	—	11
Purchase obligations (4)	604	—	—	—	—	—	604
Subordinated convertible debentures (5)	3	4	4	4	4	95	114
Total (6)	$1,231	$493	$477	$629	$1,884	$5,458	$10,172

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases. Our 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt in our consolidated balance sheet because they are convertible at March 31, 2012. The 4 percent Convertible Senior Notes are reflected in the table above based on the contractual maturity date in 2015.

(2)
Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of March 31, 2012. As discussed above, our 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt in our consolidated balance sheet because they are convertible at March 31, 2012. Interest on the 4 percent Convertible Senior Notes is reflected in the table above based on the contractual maturity date in 2015.

(3)	These represent service agreements with third parties to provide wireless and network services, refurbish our aerial equipment and operate the distribution centers associated with contractor supplies.

(4)
As of March 31, 2012, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2012.

(5)	Represents principal and interest payments on the $55 of 6 1/2 percent subordinated convertible debentures reflected in our consolidated balance sheets as of March 31, 2012.

(6)	This information excludes $4 of unrecognized tax benefits. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities.

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
Interest Rate Risk. As of March 31, 2012, we had an aggregate of $1,212 of indebtedness that bears interest at variable rates, comprised of $982 of borrowings under the ABL facility and $230 of borrowings under our accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. The interest rates applicable to our variable rate debt on March 31, 2012 were 2.4 percent for the ABL facility and 0.9 percent for the accounts receivable securitization facility. As of March 31, 2012, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $8 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At March 31, 2012, we had an aggregate of $4.8 billion of indebtedness that bears interest at fixed rates, including our subordinated convertible debentures. A one percentage point decrease in market interest rates as of March 31, 2012 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 4 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
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
Equity Price Risk. In connection with the November 2009 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying consolidated statements of stockholders’ equity (deficit). The convertible note hedge transactions cover, subject to anti-dilution adjustments, 15.1 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $40.00 or $45.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 9.2 million or 9.9 million shares, respectively. Based on the price of our common stock during the first quarter of 2012, holders of the 4 percent Convertible Notes have the right to redeem the notes during the second quarter of 2012 at a conversion price of $11.11 per share of common stock. Between April 1, 2012 (the beginning of the second quarter) and April 13, 2012, none of the 4 percent Convertible Senior Notes were redeemed.
If the total $168 outstanding principal amount of the 4 percent Convertible Notes was converted, the total cost to settle the notes would be $648, assuming a conversion price of $42.89 (the closing price of our common stock on March 31, 2012) per share of common stock. The $168 principal amount would be settled in cash, and the remaining $480 could be settled in cash, shares of our common stock, or a combination thereof, at our discretion. Based on the March 31, 2012 closing stock price, approximately 11 million shares of stock would be issued if we settled the entire $480 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $15 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our March 31, 2012 closing stock price, we estimate that we would receive approximately $45 in either cash or stock from the hedge counterparties, after which the effective conversion price would be approximately $14.08. Additionally, $22 principal amount of our 1 7/8 percent Convertible Notes was outstanding at March 31, 2012. If the total $22 outstanding principal amount of the 1 7/8 percent Convertible Notes was converted, the total cost to settle the notes would be $44, assuming a conversion price of $42.89 (the closing price of our common stock on March 31, 2012) per share of common stock. The total cost to settle would change approximately $1 for each $1 (actual dollars) change in our stock price. Based on the price of our common stock during the first quarter of 2012, holders of the 1 7/8 percent Convertible Senior Subordinated Notes may convert the notes during the second quarter of 2012 at a conversion price of $21.83 per share of common stock. Between April 1, 2012 (the beginning of the second quarter) and April 13, 2012, none of the 1 7/8 percent Convertible Senior Subordinated Notes were converted.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2012. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under note 6 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments and should be read in conjunction with note 15 to our consolidated financial statements for the year ended December 31, 2011 filed on Form 10-K on January 25, 2012.

Item 1A.	Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2011 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the first quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2012 to January 31, 2012	675	$29.37
February 1, 2012 to February 29, 2012	35,994	$41.25
March 1, 2012 to March 31, 2012	141,844	$43.10
Total (1)	178,513
___________________

(1)	The shares were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

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

4(a)
Indenture for the 2022 Senior Notes, dated as of March 9, 2012, between UR Financing Escrow Corporation, and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

4(b)
Indenture for the 2020 Senior Notes, dated as of March 9, 2012, between UR Financing Escrow Corporation, and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

4(c)
Indenture for the Senior Secured Notes, dated as of March 9, 2012, between UR Financing Escrow Corporation, and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.3 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

10(a)
Incremental Assumption Agreement, dated as of March 5, 2012, between United Rentals, Inc., United Rentals (North America), Inc., United Rentals of Canada, Inc, United Rentals Financing Limited Partnership and certain other subsidiaries of United Rentals, Inc. and Bank of America, N.A., as agent and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on March 8, 2012)

10(b)
Registration Rights Agreement for the 2022 Senior Notes, dated as of March 9, 2012, among UR Financing Escrow Corporation and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the purchasers named therein (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

10(c)
Registration Rights Agreement for the 2020 Senior Notes, dated as of March 9, 2012, among UR Financing Escrow Corporation and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the purchasers named therein (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

10(d)
Registration Rights Agreement for the Senior Secured Notes, dated as of March 9, 2012, among UR Financing Escrow Corporation and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the purchasers named therein (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

10(e)
Escrow Agreement for the Notes, dated as of March 9, 2012 among UR Financing Escrow Corporation, United Rentals (North America), Inc., Wells Fargo Bank, National Association as trustee under the indentures and Wells Fargo Bank, National Association as Escrow Agent (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

10(f)
Intercreditor Agreement, dated as of March 9, 2012 among Bank of America, N.A. as credit agreement agent and Wells Fargo Bank, National Association as trustee under the indentures and Wells Fargo Bank, National Association as second lien collateral agent, acknowledged by UR Merger Sub Corporation, the Company and certain other grantors (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

10(g)*	Fourth Amendment, dated as of March 28, 2012, to the Employment Agreement between United Rentals, Inc. and William B. Plummer

10(h)*	Third Amendment, dated as of March 28, 2012, to the Employment Agreement between United Rentals, Inc. and Jonathan M. Gottsegen

12*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101***
The following materials from the Quarterly Report on Form 10-Q for the Company and URNA, for the quarter ended March 31, 2012, filed on April 17, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

***	Submitted pursuant to Rule 406T of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	April 16, 2012	By:	/S/ JOHN J. FAHEY
John J. Fahey Vice President, Controller
and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	April 16, 2012	By:	/S/ JOHN J. FAHEY
John J. Fahey Vice President, Controller
and Principal Accounting Officer