Form 10-K/A
period 2011-12-31
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2012-04-20
CIK 1047166, 1067701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☒     No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐     No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

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

As of April 18, 2012, there were 63,772,721 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.

This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.

Documents incorporated by reference: None.

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend our annual report on Form 10-K for the fiscal year ended December 31, 2011, as originally filed with the Securities and Exchange Commission on January 25, 2012 and as amended February 7, 2012 (as amended, the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing Amendment No. 2 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety. This Amendment No. 2 does not amend or otherwise update any other information in the Original Filing. Accordingly, Amendment No. 2 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

ANNUAL REPORT ON FORM 10-K

AMENDMENT NO. 2

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Concerning Directors and Executive Officers

The table below identifies, and provides certain information concerning, our current executive officers and directors. The current members of our Board (other than Mr. Clark, who has indicated that he does not intend to serve another term) will stand for reelection to serve for one year terms.

Name	Age	Position
Michael J. Kneeland	58	President, Chief Executive Officer and Director
William B. Plummer	53	Executive Vice President and Chief Financial Officer
Jonathan M. Gottsegen	45	Senior Vice President, General Counsel and Corporate Secretary
Matthew J. Flannery	47	Executive Vice President—Operations and Sales
Dale A. Asplund	43	Senior Vice President—Business Services
John J. Fahey	45	Vice President—Controller
Jenne K. Britell, Ph.D.	69	Chairman and Director
José B. Alvarez	49	Director
Howard L. Clark, Jr.	68	Director
Bobby J. Griffin	63	Director
Singleton B. McAllister	60	Director
Brian D. McAuley	71	Director
John S. McKinney	57	Director
Jason D. Papastavrou, Ph.D.	49	Director
Filippo Passerini	54	Director
Keith Wimbush	59	Director

Michael J. Kneeland has been our president and chief executive officer and a director of the Company since August 2008, having previously served as our interim chief executive officer since June 2007. Prior to that time, Mr. Kneeland served as our executive vice president and chief operating officer since March 2007 and as our executive vice president—operations since September 2003. Mr. Kneeland joined the Company as a district manager in 1998 upon our acquisition of Equipment Supply Company, and was subsequently named vice president—aerial operations and then vice president—southeast region. Mr. Kneeland’s more than 33 years of experience in the equipment rental industry includes a number of senior management positions with Free State Industries, Inc. and Equipment Supply Company. In 2011, Mr. Kneeland was appointed to serve on the board of directors of YRC Worldwide, Inc., a leading provider of transportation and global logistics services, where he serves as the Chairman of the Compensation Committee.

William B. Plummer joined the Company as our executive vice president and chief financial officer in December 2008. Before joining the Company, Mr. Plummer served as chief financial officer of Dow Jones & Company, Inc., a leading provider of global business news and information services, from September 2006 to December 2007. Prior to Dow Jones & Company, Mr. Plummer was vice president and treasurer of Alcoa Inc., one of the world’s leading producers of aluminum, since 2000. He also held similar executive positions at Mead Corporation and GE Capital, the financial services subsidiary of General Electric. Mr. Plummer is also a director of John Wiley & Sons, Inc.

Jonathan M. Gottsegen joined the Company as our senior vice president, general counsel and corporate secretary in February 2009. Before joining the Company, Mr. Gottsegen directed the Corporate and Securities Practice Group at The Home Depot, Inc., the world’s largest home improvement retailer, from 2004 to 2009, where he led a team responsible for oversight of the company’s key legal matters. Prior to The Home Depot, Mr. Gottsegen served as securities counsel for Time Warner Inc., a leading media and entertainment company, from 2003 to 2004, responsible for corporate, securities and corporate governance matters. From 1999 to 2003, Mr. Gottsegen was an associate in the New York office of Kaye Scholer Fierman Hays & Handler in its corporate and securities transactional practice. From 1996 to 1999, Mr. Gottsegen was a senior staff attorney with the SEC in its Division of Corporation Finance.

Matthew J. Flannery was appointed as our executive vice president—operations and sales in April 2011. Mr. Flannery has extensive experience in all areas of the Company’s operations, having previously served as senior vice president—operations east, and in two regional vice president roles in aerial operations. Mr. Flannery has also served as a district manager, direct sales manager and branch manager of the Company. He has almost two decades of sales, management and operations experience in the rental industry. Mr. Flannery joined the Company in 1998 as part of the Company’s acquisition of Connecticut-based McClinch Equipment.

Dale A. Asplund was promoted to our senior vice president—business services in April 2011. Joining the Company in 1998, he has held various senior positions that included responsibility for supply chain, fleet management and shared services. His current position also includes management of the Company’s information technology systems. Mr. Asplund previously worked for United Waste Systems, Inc. as a divisional manager.

John J. Fahey was appointed our vice president—controller in January 2008 and, in that role, continues to serve the Company as principal accounting officer, as he has since August 2006. Mr. Fahey joined the Company in September 2005 as vice president—assistant corporate controller. His prior experience includes senior positions as manager—corporate business development for Xerox Corporation, a leading document management technology and services company, from June 2003 to September 2005, and vice president and chief financial officer for Xerox Engineering Systems, Inc., a provider of solutions for technical documents, from January 2000 to June 2003. Mr. Fahey has also served as vice president—finance and controller for Faulding Pharmaceutical Company, an international health care company. Mr. Fahey is a licensed certified public accountant who previously served as a general practice manager in accounting and auditing for Deloitte & Touche LLP, one of the four largest international accounting and consulting firms.

Jenne K. Britell, Ph.D. became a director of the Company in December 2006 and Chairman of the Board in June 2008. In March 2010, she was named a Senior Managing Director of Brock Capital Group LLC, an advisory and investment banking firm. Dr. Britell was chairman and chief executive officer of Structured Ventures, Inc., advisors to U.S. and multinational companies, from 2001 to 2009. From 1996 to 2000, Dr. Britell was a senior executive of GE Capital. At GE Capital, she most recently served as the executive vice president of Global Consumer Finance and president of Global Commercial and Mortgage Banking. From January 1998 to July 1999, she was president and chief executive officer of GE Capital, Central and Eastern Europe, based in Vienna. Before joining GE Capital, she held significant management positions with Dime Bancorp, Inc., HomePower, Inc., Citicorp and Republic New York Corporation. Earlier, she was the founding chairman and chief executive officer of the Polish-American Mortgage Bank in Warsaw, Poland. Dr. Britell is also a director of Crown Holdings, Inc., Quest Diagnostics, Inc., the U.S.-Russia Investment Fund and the U.S.-Russia Foundation for Entrepreneurship and the Rule of Law. During the past five years, Dr. Britell has served as a member of the board of directors of West Pharmaceutical Services, Aames Investment Corp. and Lincoln National Corp. Dr. Britell was named the 2011 Director of the Year by the National Association of Corporate Directors. She was also named one of six outstanding directors for 2011 by the Outstanding Directors Exchange, a division of the Financial Times. In early 2012, Dr. Britell was elected as a member of the Council on Foreign Relations.

José B. Alvarez became a director of the Company in January 2009. Mr. Alvarez has been on the faculty of the Harvard Business School since February 2009. Until December 2008, he was the executive vice president—global business development for Royal Ahold NV, one of the world’s largest grocery retailers. Mr. Alvarez joined Royal Ahold in 2001 and subsequently held several key senior management positions, including president and chief executive officer of the company’s Stop & Shop and Giant-Landover brands. Previously, he served in executive positions at Shaw’s Supermarket, Inc. and American Stores Company. Mr. Alvarez also serves as a director of The TJX Companies, Inc. and Church & Dwight Co., Inc.

Howard L. Clark, Jr. became a director of the Company in April 2004. Mr. Clark was a vice chairman of Barclays Capital Inc., the investment banking division of Barclays Bank PLC, from September 2008 until his retirement in June 2011. He previously served as vice chairman of Lehman Brothers Inc., an international investment bank, since 1993. From 1990 until 1993, Mr. Clark was chairman, president and chief executive officer of Shearson Lehman Brothers Holdings Inc. Mr. Clark was previously a senior executive at American Express Company from 1981 to 1990, and a managing director of Blyth Eastman Paine Webber Incorporated or predecessor firms from 1968 to 1981. While at American Express, his positions included five years as executive vice president and chief financial officer. Mr. Clark is also a director of Walter Energy, Inc. (formerly known as Walter Industries, Inc.), White Mountains Insurance Group, Ltd. and Mueller Water Products, Inc.

Bobby J. Griffin became a director of the Company in January 2009. From March 2005 to March 2007, he served as president—international operations for Ryder System, Inc., a global provider of transportation, logistics and supply chain management solutions. Beginning in 1986, Mr. Griffin served in various other management positions with Ryder, including as executive vice president—international operations from 2003 to March 2005 and executive vice president—global supply chain operations from 2001 to 2003. Prior to Ryder, Mr. Griffin was an executive at ATE Management and Service Company, Inc., which was acquired by Ryder in 1986. He also serves as a director of Hanesbrands Inc. and served as a director of Horizon Lines, Inc. from May 2010 until April 2012.

Singleton B. McAllister became a director of the Company in April 2004. Ms. McAllister heads the federal government relations practice of the law firm Blank Rome LLP. Before joining Blank Rome, Ms. McAllister had been a partner in the law firms of LeClairRyan since 2009, Mintz Levin since July 2005, Sonnenschein, Nath & Rosenthal since 2003 and Patton Boggs since 2001. Prior to entering private practice, Ms. McAllister served for five years as the general counsel for the United States Agency for International Development. Ms. McAllister is also a director of Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company.

Brian D. McAuley became a director of the Company in April 2004. Mr. McAuley has served as chairman of Pacific DataVision, Inc. (“PDV”) since August 2004. PDV is a privately held telecommunications software applications and hosting company. He has also been a partner at NH II, LLC, a consulting firm that specializes in telecommunications businesses, since 2003. Mr. McAuley is a co-founder of Nextel Communications, Inc. and held senior executive positions at Nextel from the company’s inception in 1987 until 1996, including seven years as president and chief executive officer. Upon leaving Nextel, he joined Imagine Tile, Inc., a custom tile manufacturer, where he served as chairman and chief executive officer from 1996 to 1999 and continues to serve as chairman. He also served as president and chief executive officer of NeoWorld Communications, Inc., a wireless telecommunications company, from 1999 until the sale of that company to Nextel in 2003. Mr. McAuley is a certified public accountant and, prior to co-founding Nextel, his positions included chief financial officer of Millicom Incorporated, corporate controller at Norton Simon Inc. and manager at Deloitte & Touche LLP.

John S. McKinney became a director of the Company in September 1998 following the merger of the Company with U.S. Rentals, Inc. He also served as a vice president of the Company until the end of 2000. Mr. McKinney served as chief financial officer of U.S. Rentals from 1990 until the merger and as controller of U.S. Rentals Inc. from 1988 until 1990, and as a staff auditor and audit manager at the accounting firm of Arthur Andersen & Co. Mr. McKinney was assistant dean of the Ira A. Fulton College of Engineering and Technology at Brigham Young University from November 2006 to January 2008.

Jason D. Papastavrou, Ph.D. became a director of the Company in June 2005. Dr. Papastavrou has served as chief executive officer and chief investment officer of ARIS Capital Management, an investment management firm, since founding the company in January 2004. He previously held senior positions at Banc of America Capital Management, also an investment management firm, where he served as managing director—fund of hedge funds strategies from 2001 to 2003, and at Deutsche Asset Management, where he served as director—alternative investments group from 1999 to 2001. Dr. Papastavrou, who holds a Ph.D. in electrical engineering and computer science from the Massachusetts Institute of Technology, taught at Purdue University’s School of Industrial Engineering from 1990 to 1999 and is the author of numerous academic publications. He is also a director of XPO Logistics, Inc. (formerly Express-1 Expedited Solutions Inc.), an international expedited freight shipping provider.

Filippo Passerini became a director of the Company in January 2009. He is currently Group President of The Procter & Gamble Company’s Global Business Services organization and Chief Information Officer, positions he has held since February 2008 and July 2004, respectively. Mr. Passerini joined Procter & Gamble, a leading multinational manufacturer of consumer goods, in 1981 and has held executive positions in the United Kingdom, Greece, Italy, the United States, Latin America and Turkey. He is a native of Rome, Italy, with a degree in Operations Research from the University of Rome.

Keith Wimbush became a director of the Company in April 2006. Mr. Wimbush is currently executive vice president and North American head of legal in the Stamford, Connecticut office of DHR International, an executive search firm. From November 2010 to April 2011, he was a managing director of Executive Search Services International, LLC, an executive search firm. From January 2003 until August 2005, Mr. Wimbush was with Korn/Ferry International, another executive search firm, where he served as a senior client partner in the firm’s Stamford, Connecticut office, and was also co-practice leader of the firm’s legal specialist group. From April 1997 until January 2003, Mr. Wimbush served as senior vice president and general counsel of Diageo North America, Inc. and predecessor companies. Mr. Wimbush, who holds a J.D. from Harvard Law School, served as an adjunct professor of law at Thomas Cooley Law School during 2007 and 2008.

Director Qualifications

The Board considered the specific experience, qualifications, attributes and skills of the directors named herein and concluded that based on the aforementioned factors, and including each director’s integrity and collegiality, such directors should serve as directors of the Company. Although each director offers a multitude of unique and valuable skills and attributes, including a demonstrated business acumen and an ability to exercise sound judgment, the Board identified the following specific experience, qualifications, attributes and skills that led the Board to conclude that such persons should serve as directors.

Mr. Alvarez has held several key management positions with Royal Ahold NV, one of the world’s largest grocery retailers, providing him with business leadership experience in, and valuable knowledge of, the global retail industry. These experiences, together with his other public company directorships and academic credentials in business as a member of the Harvard Business School faculty, allow him to contribute to the Company and the Board a combination of strategic thinking and industry knowledge with respect to marketing and retailing.

Dr. Britell has served in senior management positions with both public and private companies, such as Brock Capital Group LLC, an advisory and investment banking firm where she is a Senior Managing Director, and GE Capital, where she was executive vice president of Global Consumer Finance and president of Global Commercial and Mortgage Banking. She also has significant experience with public company directorships, which provides her with leadership and consensus-building skills to guide the Board, as well as exposure to a broad array of best practices.

Mr. Clark has substantial experience serving in senior management positions in the finance industry for investment banks such as Barclays Capital Inc., where he was vice chairman, and prior to that, Lehman Brothers Inc., where he was also vice chairman. He had also served as chairman, president and chief executive officer of Shearson Lehman Brothers Holdings Inc. This experience, as well as his public company directorships, provides him with a practical and informed perspective on matters relating to corporate governance, investment banking, finance and capital structure.

Mr. Griffin has notable business experience in the areas of transportation, logistics and supply chain management, including extensive international experience, due to his past senior leadership positions with Ryder System, Inc. In addition to these attributes, Mr. Griffin’s public company directorship experience provides a valuable perspective for the Board and the Company.

Mr. Kneeland has served in a variety of positions in the equipment rental industry for over 30 years, including a number of senior management positions with the Company, as well as Free State Industries, Inc. and Equipment Supply Company. He has extensive experience and knowledge of the competitive environment in which the Company operates. Further, he has demonstrated strategic and operational acumen that the Board believes has been of significant value to the Company.

Ms. McAllister has served as the general counsel of the United States Agency for International Development and currently is a partner of the law firm Blank Rome LLP. With her vast legal experience, she serves as an important resource to the Board with regard to legal and regulatory matters. Like other Board members, Ms. McAllister’s service on other public company boards serves as an important benefit by providing the Company a broad perspective at the Board level.

Mr. McAuley brings business leadership skills to the Board from his career in the telecommunications and manufacturing industries, including through his tenure as chairman of Pacific DataVision, Inc. and senior executive positions at Nextel Communications, Inc. and Imagine Tile, Inc. In addition, as a co-founder of Nextel Communications, Inc., Mr. McAuley has also exhibited valuable entrepreneurial abilities. Furthermore, he has extensive financial and accounting experience as a result of his past positions as chief financial officer and controller at public and private companies and as a manager at the accounting firm Deloitte & Touche LLP.

Mr. McKinney has significant accounting and finance experience unique to the Company and its industry as a result of his past positions as vice president—finance of the Company, chief financial officer and controller of U.S. Rentals Inc., and as a staff auditor and audit manager at the accounting firm Arthur Andersen & Co.

Dr. Papastavrou currently serves as the chief executive officer and chief investment officer of ARIS Capital Management, and has held senior positions at other investment management firms, such as Banc of America Capital Management and Deutsche Asset Management. Collectively, these experiences allow him to contribute to the Board and the Company a valuable perspective on finance-related matters.

Mr. Passerini has gained significant global business and leadership experience in the consumer goods industry as well as valuable knowledge of the global retail industry through his various senior level positions with Procter & Gamble during the past 25 years. Mr. Passerini has particular strength with international operations, which he acquired through his previous executive positions in the United Kingdom, Greece, Italy, Latin America and Turkey.

Mr. Wimbush has gained significant legal experience through his formal legal training at Harvard Law School, as well as his subsequent positions in the legal department of Diageo North America, Inc. and as an adjunct professor of law at Thomas Cooley Law School. He complements his legal experience with experience gained through his former position as the senior client partner with Korn/Ferry International and his current position with DHR International.

Section 16 (a) Beneficial Ownership Reporting Compliance

The members of the Board, the executive officers and persons who hold more than ten percent of the outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based upon a review of (i) the copies of Section 16(a) reports that we have received from such persons or entities for transactions in our common stock and their common stock holdings for the fiscal year ended December 31, 2011 and (ii) the representations received from one or more of such persons or entities that no annual Form 5 reports were required to be filed by them for the fiscal year ended December 31, 2011, we believe all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our directors, executive officers and beneficial owners of more than ten percent of our common stock. However, on February 8, 2011, Mr. John Fahey, an executive officer, filed a Form 4 that was late in disclosing a disposition of common stock on May 19, 2009, made as payment of exercise price or tax liability by delivering or withholding securities incident to the receipt, exercise or vesting of a security issued in accordance with Rule 16b-3.

Code of Business Conduct

We have adopted a Code of Business Conduct for our employees, officers and directors. You can access this document on our website at http://www.ur.com under “Corporate Governance” in the Investor Relations section. This document is also available in print to any stockholder upon written request to our corporate secretary at United Rentals, Inc., Five Greenwich Office Park, Greenwich, Connecticut 06831. This Code constitutes a “code of ethics” as defined by the rules of the SEC. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to the Code of Business Conduct or waivers from any provision of the code of business conduct applicable to our principal executive officer, principal financial officer and controller by posting such information on our website at the location set forth above within four business days following the date of such amendment or waiver.

Audit Committee

The Audit Committee of our Board has been established in accordance with section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are Messrs. McKinney, McAuley, and Passerini and Dr. Papastavrou. Each member of the Audit Committee meets the general independence requirements of the NYSE and the additional independence requirements for audit committees specified by Rule 10A-3 under the Exchange Act. The Board has determined that each of Messrs. McAuley and McKinney and Dr. Papastavrou qualifies as an “audit committee financial expert” as defined by the SEC and has “accounting or related financial management expertise” within the meaning of the corporate governance standards of the NYSE, and that each member of the Audit Committee is financially literate within the meaning of the corporate governance standards of the NYSE.

Item 11. Executive Compensation

Executive Compensation

Compensation Discussion and Analysis

Introduction

Our executive compensation program is used to attract and retain the employees who lead our business and to reward them for outstanding performance. This Compensation Discussion and Analysis, or “CD&A,” explains, for 2011, our executive compensation philosophy and objectives, each element of our executive compensation program and how the Compensation Committee of the Board made its compensation decisions for our President and Chief Executive Officer, Mr. Michael Kneeland; our Executive Vice President and Chief Financial Officer, Mr. William Plummer; and our three other most highly compensated executive officers: Mr. Matthew Flannery, Executive Vice President, Operations and Sales; Mr. Jonathan Gottsegen, Senior Vice President, General Counsel & Corporate Secretary; and Mr. Dale Asplund, Senior Vice President, Business Services, as well as certain significant developments in 2012. Throughout this report, these individuals are referred to as “named executive officers.”

In addition, the compensation and benefits provided to our named executive officers in 2011 are set forth in detail in the Summary Compensation Table (which, if required by SEC regulations, also details compensation and benefits provided in 2010 and 2009) and other tables that follow this analysis, and in the footnotes and narrative material that accompany those tables.

Executive Summary

Business Conditions & Key Performance Achievements

Although the economic environment continued to present challenges for both our Company and the U.S. equipment rental industry in 2011, we succeeded in improving several key performance metrics. For the full year 2011, compared with 2010, these improvements included:

Performance Metric	2011	2010	Change
Revenue	$2.6 Billion	$2.2 Billion	16.7%
Equipment Rental Revenue	$2.2 Billion	$1.8 Billion	17.3%
Adjusted EBITDA(1)	$929 Million	$691 Million	34.4%
Adjusted EBITDA Margin(1)	35.6%	30.9%	4.7 percentage points
Operating Income	$396 Million	$197 Million	101.0%
Share Price on December 31	$29.55	$22.75	29.9%

(1)	Adjusted EBITDA is a non-GAAP measure that excludes the impact of the following special items: RSC merger related costs, restructuring charges and net stock compensation expense, calculated in the manner set forth in “Financial Overview— Adjusted EBITDA GAAP Reconciliations”. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.

In 2011, we succeeded in realizing a number of achievements related to our strategy. In addition to the financial performance highlighted in the table above, the Company’s achievements included:

•	A 6.1% increase in rental rates;

•	A 13.4% increase in the volume of OEC on rent;

•	A 3.5 percentage point increase in time utilization on a larger fleet;

•

An increase in the proportion of equipment rental revenues derived from National Account customers, from 31% in 2010 to 35% in 2011. National Accounts are generally defined as customers with potential annual equipment rental spend of at least $500,000 or customers doing business in multiple locations;

•

Continued improvement in customer service management, including an increase in the proportion of equipment rental revenues derived from accounts that are managed by a single point of contact from 51% in 2010 to 55% in 2011. Establishing a single point of contact for key accounts helps us to provide customer service management that is more consistent and satisfactory. Additionally, we expanded our centralized Customer Care Center (CCC). The CCC, which established a second base of operations in 2010, handled 10% more rental reservations in 2011 compared to 2010;

•	The continued optimization of our network of rental locations, including an increase in 2011 of 7, or 9%, in the number of our trench safety, power and HVAC rental locations;

•	A 0.8 percentage point improvement in selling, general and administrative expenses as a percentage of revenue; and

•	For the full year 2011, the Company recognized $208 million from sales of rental equipment at a gross margin of 31.7%, compared with $144 million in sales at a gross margin of 28.5% last year.

Key 2011 Compensation Decisions and Outcomes

As shown above, the Company achieved strong levels of performance in 2011. The following highlights the Compensation Committee’s key compensation decisions and outcomes for 2011, as reported in the 2011 Summary Compensation Table below. These decisions were made with the advice of the Compensation Committee’s independent compensation consultant at the time of such decisions, Pearl Meyer & Partners (“PM&P”) (see “—How We Make Decisions Regarding Executive Pay—Role of the Independent Compensation Consultant” below), and are discussed in greater detail elsewhere in this CD&A.

•

We provided merit increases to named executives. Following two consecutive years in which base salaries for executive officers were frozen at the time of regular salary review, reflecting the uncertain macroeconomic conditions at that time, in March 2011, the Compensation Committee again considered merit increases and decided that increases were appropriate. In general, these increases represented an approximate 3% increase in base salary except for the increases to Messrs. Kneeland’s, Flannery’s and Asplund’s base salary which were greater than 3%. See “—Our Executive Compensation Components—Base Salary” below.

•

Funding of annual incentive program reflects our desire to tie pay to economic value creation. Annual incentives for 2011 were determined in February 2012. The 2011 annual incentive awards were funded at an average of 100% of target as compared to 50% of target in 2010. The award levels reflect the Company’s strong performance in 2011, as summarized above, but also take into account the design of the annual incentive program and its focus on the overall creation of economic value for stockholders. See “—Our Executive Compensation Components—Annual Performance-Based Cash Incentives” below.

•

Our 2011 performance-based RSUs, a new equity-based award that we have added to our mix of equity-based awards, vested above target, reflecting our strong 2011 performance. In 2011, we re-introduced performance-based RSUs as a type of equity-based incentive award granted to our named executive officers. In March 2011, the Company granted all of our named executive officers both performance-based and time-based restricted stock units (“RSUs”), and Messrs. Kneeland, Plummer and Flannery were granted stock options in addition to RSUs. On February 16, 2012, the first tranche of the 2011 performance-based RSUs vested at 178.75% of their target amount, reflecting strong performance in 2011 and achievement of Adjusted EBITDA and Adjusted EBITDA Margin performance measures in excess of target. See “—Our Executive Compensation Components—Equity Compensation” below.

Compensation Program Highlights

The core of the Company’s executive compensation continues to be pay for performance, and the overall program includes the compensation governance features discussed below:

•

All of our named executive officers, including our chief executive officer and chief financial officer, participate in the same salary, incentive and 401(k) program as all of our other corporate executives. Within these programs, the compensation of our executives differs based on individual experience, role and responsibility, and performance. There are no supplemental executive retirement plans or other special benefits or perquisites established for the exclusive benefit of the named executive officers.

•

The Compensation Committee is comprised solely of independent directors. In addition, PM&P continued to act as the Compensation Committee’s independent consultant and PM&P performs no other consulting or other services for the Company.

•

Significant amounts of each executive’s compensation are at risk of forfeiture in the event of conduct detrimental to the Company, termination of employment prior to vesting, or a material negative restatement of financial or operating results.

•	The Company does not have a history of repricing equity incentive awards.

•

No tax assistance is provided by the Company on any elements of executive officer compensation or perquisites other than relocation. The relocation policy is a broad-based program that applies to all transferred managerial, professional, and executive employees.

•	No tax gross-ups are provided by the Company to our named executive officers with respect to “golden parachute” compensation.

•	The Company has stock ownership guidelines in place for the Company’s directors, named executive officers and approximately 30 other officers of the Company with a title of vice president and above.

•

The Company intends to pay a significant portion of the annual incentive bonus earned in 2012 in Company common stock in order to further align the interests of our named executive officers with our shareholders.

•

All executive officers are prohibited from engaging in any speculative transactions in the Company’s securities, including engaging in short sales or other derivative transactions, or engaging in any other forms of hedging transactions.

•

All equity award agreements issued in 2010, 2011 and 2012, including the award agreement used for performance-based RSUs, as well as the employment agreements of Messrs. Kneeland, Plummer, Flannery and Gottsegen include clawback provisions that generally require reimbursement of amounts paid to the applicable executive officer in the event the Company’s financial results subsequently became subject to certain “mandatory restatements” that would have led to a lower payment or in the event of “injurious conduct” by the executive officer.

Our Executive Compensation Philosophy and Objectives

Executive Compensation Philosophy

Our overall compensation program seeks to align executive compensation with the achievement of the Company’s business objectives and with individual performance towards these objectives. It also seeks to enable the Company to attract, retain and reward executive officers and other key employees who contribute to our success and to incentivize them to enhance long-term stockholder value. In reviewing the components of compensation for each executive officer, the Compensation Committee emphasizes pay for performance on both an annual basis and over the long term.

To implement this philosophy, the total compensation program is designed to be competitive with the programs of other companies with which the Company competes for executives, and to be fair and equitable to both the Company and the executives. Consideration is given to each executive’s overall responsibilities, professional qualifications, business experience, job performance, technical expertise and career potential, and the combined value of these factors to the Company’s long-term performance and growth.

Objectives of Executive Compensation

  The objectives of our executive compensation program are to:

•	attract and retain quality executive leadership;

•	enhance the individual executive’s performance;

•	align incentives with the business unit and Company areas most directly impacted by the executive’s leadership and performance;

•	create incentives that will focus executives on, and reward them for, increasing stockholder value;

•	maintain equitable levels of overall compensation both among executives and as compared to other employees;

•	encourage management ownership of our common stock; and

•	improve our overall performance.

The Compensation Committee strives to meet these objectives while maintaining market-competitive pay levels and ensuring that we make efficient use of equity-based compensation.

Considerations of Say-on-Pay Results

The Company provided stockholders their first “say-on-pay” advisory vote on executive compensation in 2011. At the Company’s 2011 annual meeting of stockholders, stockholders expressed substantial support for the compensation of the named executive officers, with over 98% of the votes cast for approval of the “say-on-pay” advisory vote on executive compensation. Because such a substantial portion of stockholders approved the compensation of the named executive officers, as described in the 2011 proxy statement, the Compensation Committee did not implement significant changes to the executive compensation program as a result of the shareholder advisory vote.

How We Make Decisions Regarding Executive Pay

The Compensation Committee, management, and the Compensation Committee’s independent compensation consultant all play an integral role in the determination of executive compensation programs, practices, and levels. Actual roles are thoughtfully developed to align with governance best practices and objectives. Below is an explanation of the key roles and responsibilities of each group, as well as how market data is integrated into the Compensation Committee’s decision making process.

Role of the Compensation Committee

The Compensation Committee is responsible for establishing, implementing and continually monitoring adherence to the Company’s compensation philosophy. The Compensation Committee seeks to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

The Compensation Committee’s specific responsibilities are set forth in its charter, which may be found on the Company’s website at http://www.ur.com under “Corporate Governance” in the Investor Relations section. Among other things, the Compensation Committee is required to: (i) determine and approve the compensation of the chief executive officer; (ii) review and approve the compensation of the Company’s other executive officers; (iii) review and approve any incentive compensation plan or equity-based plan for the benefit of executive officers; and (iv) review and approve any employment agreement, severance arrangement or change-in-control arrangement for the benefit of executive officers.

Role of Management

Management’s role in the determination of executive pay programs and practices is three-fold. First, management is responsible for developing proposals regarding program design and administration for the Compensation Committee’s review and approval. Second, management is responsible for making recommendations for compensation actions each year, typically in the form of salary adjustments, short-term incentive targets or awards, and long-term incentive grants. Lastly, management, in collaboration with the Compensation Committee’s independent compensation consultant, is responsible for responding to any Compensation Committee requests for information, analysis, or perspective as it relates to topics that may arise during the course of the year.

To carry out the responsibilities relating to program design and administration, the chief executive officer, the chief financial officer and the senior vice president of human resources consider the business strategy, key operating goals, economic environment and organizational culture in formulating proposals. Proposals are then brought to the Compensation Committee for thorough discussion. The Compensation Committee ultimately has the authority to approve management’s proposals for the executive officers. For recommendations regarding compensation actions, the chief executive officer, the chief financial officer and senior vice president of human resources consider market data, individual responsibilities, contributions, performance and capabilities of each of the executive officers, other than the chief executive officer, and what compensation arrangements they believe will drive desired results and behaviors. The considerations are used to determine if an increase in compensation or award is warranted and the amount and type of any proposed increase or award. After consulting with the senior vice president of human resources, the chief executive officer makes compensation recommendations, other than with respect to his own compensation, to the Compensation Committee. The Compensation Committee reviews management’s recommendations regarding pay changes and awards and then approves or suggests changes to the proposal or may seek further analysis or background on the proposal.

Role of the Independent Compensation Consultant

The Compensation Committee also utilizes outside compensation experts. Beginning in November 2010, the Compensation Committee has used PM&P as its independent compensation consultant. PM&P is completely independent, as it provides no other consulting or other services to the Company. The Compensation Committee determined that retaining a compensation consultant that does not provide any additional services to the Company helps ensure that it is receiving an independent perspective on executive compensation.

The compensation consultant generally reviews, analyzes and provides advice about the Company’s executive compensation programs for senior executives in relation to the objectives of those programs, including comparisons to designated peer group companies and comparisons to “best practices,” and provides information and advice on competitive compensation practices and trends, along with specific views on the Company’s compensation programs. The compensation consultant responds on a regular basis to questions from the Compensation Committee and the Compensation Committee’s other advisors, providing them with their opinions with respect to the design and implementation of current or proposed compensation programs. The compensation consultant reports directly to the Compensation Committee and, as directed by the Compensation Committee, works with management and the chairman of the Compensation Committee, and also regularly attends Compensation Committee meetings.

In December 2010, PM&P led an in-depth review of recent trends in corporate governance best practices with respect to executive compensation. Some of the outcomes of this review included: (i) the Compensation Committee’s decision to place a greater emphasis on performance-based awards in the March 2011 long-term incentive grant by re-introducing performance-based RSUs; and (ii) the creation of a more formal risk assessment process of the Company’s executive compensation programs.

In October 2011, PM&P again presented to the Compensation Committee the current trends and best practices related to executive compensation. Key outcomes of this review included validation of (i) the Company’s approach to funding annual incentive awards on the basis of economic value creation, which fosters a long-term business perspective; and (ii) the Company’s recent introduction (in 2011) of performance-based RSUs, which is consistent with an ongoing trend in the marketplace.

Benchmarking of Compensation Levels

In making compensation decisions, the Compensation Committee compares each component of the total compensation package of the chief executive officer, chief financial officer and, when compensation information for a sufficient number of comparable executive positions is publicly available, the other named executive officers against the compensation components of comparable executive positions of a peer group of publicly traded companies. While the Compensation Committee does not use a specific formula to determine the allocation between performance-based and fixed compensation, it does review the total compensation and competitive benchmarking when determining the allocation.

In December 2010, PM&P conducted the annual review of the peer group and recommended to the Compensation Committee that the Company’s peer group be adjusted to better reflect the Company’s financial profile and business dynamic. PM&P’s recommendation resulted in a reduced emphasis on construction and engineering firms and a greater focus on companies with a similar operating model to the Company. The Compensation Committee adopted PM&P’s recommendations and for 2011, the following companies comprised the peer group used to evaluate the total compensation package of the Company’s chief executive officer and the chief financial officer:

Avis Budget Group, Inc.	Harsco Corporation
Aircastle Limited.	Quanta Services, Inc.
Applied Industrial Technologies, Inc.	Rent-A-Center, Inc.
Fastenal Company	RSC Holdings Inc.
Foster Wheeler AG (formerly Foster Wheeler Ltd.)	Ryder System, Inc.
GATX Corporation	W.W. Grainger, Inc.

For purposes of 2011 compensation decisions for the Company’s other named executive officers, the Company utilized general industry executive compensation benchmarking data from Towers Watson’s U.S. CDB General Industry Executive Database (the “General Industry Executive Database”), adjusted for better comparability to the Company’s most recent fiscal year-end revenue levels since compensation information for a sufficient number of comparable executive positions in the peer group was not publicly available. For benchmarking in 2011, the sample from the General Industry Executive Database consisted of 123 general industry companies.

In January 2011, PM&P reviewed the compensation of the Company’s named executive officers compared to the competitive benchmarks described above. Based on this review, the current level of total target compensation for the named executive officers covered in the review (including base salary, annual incentives and long-term incentives) is positioned between the competitive 50th percentile and the 75th percentile of the comparison group for 2011, except for Mr. Flannery, whose current level of total target compensation covered in the review was less than the competitive 25th percentile of the comparison group for 2011. PM&P advised the Compensation Committee that the current level of total target compensation for the named executive officers covered in the review, other than Mr. Flannery, was generally within a reasonable range of competitive norms, and the Compensation Committee considered these findings when determining base salaries, target incentives and long-term incentive grants for 2011. Mr. Flannery’s base salary was subsequently increased following this report as discussed below under “—Our Executive Compensation Components—Base Salary.”

In May 2011, PM&P conducted an annual review of the peer group and recommended that the same peer group used for 2011 compensation decisions be used in assessing executive compensation decisions for 2012, as the peer group remained appropriate in terms of its business focus and financial compatibility. The Compensation Committee adopted PM&P’s recommendations and for 2012, compensation decisions used the 2011 peer group noted above.

For purposes of 2012 compensation decisions for the Company’s named executive officers other than the Company’s chief executive officer and chief financial officer, the Company utilized general industry executive compensation benchmarking data from the General Industry Executive Database, adjusted for better comparability to the Company’s projected 2011 most recent fiscal year-end revenue levels through a regression analysis (a commonly accepted statistical method for rendering companies of different sizes more comparable) since compensation information for a sufficient number of comparable executive positions in the peer group was not publicly available. For benchmarking for 2012, the sample from the General Industry Executive Database consisted of 317 non-financial services companies.

In December 2011, PM&P again reviewed the compensation of the Company’s named executive officers compared to the competitive benchmarks described above. Based on this review, the current level of total target compensation for Messrs. Kneeland and Plummer (including base salary, annual incentives and long-term incentives) remained positioned between the competitive 50th percentile and the 75th percentile of the comparison group for 2011, and Messrs. Flannery, Gottsegen and Asplund’s total target compensation covered in the review was less than the competitive 50th percentile of the comparison group for 2011. PM&P advised the Compensation Committee that the current level of total target compensation for the named executive officers covered in the review was generally within a reasonable range of competitive norms, and the Compensation Committee considered these findings when determining base salaries, target incentives and long-term incentive grants for 2012.

Our Executive Compensation Components

The principal components of compensation for the Company’s named executive officers in 2011 were:

•	base salary;

•	performance-based compensation, composed of:

–	annual performance-based cash incentives; and

–	equity compensation;

•	severance and change in control benefits;

•	retirement benefits; and

•	perquisites and other personal benefits.

We believe that the use of relatively few straightforward compensation components promotes the effectiveness and transparency of our executive compensation program.

Base Salary

The Company provides its named executive officers with a base salary to compensate them for services rendered during the fiscal year. Base salaries provide stable compensation to executives, allow us to attract competent executive talent, maintain a stable management team and, through periodic merit increases, provide a basis upon which executives may be rewarded for individual performance.

The base salary levels of continuing executives are reviewed annually. The Compensation Committee’s independent compensation consultant, PM&P, recommends a salary for the chief executive officer, and the chief executive officer, in consultation with the senior vice president of human resources and chief financial officer, recommends a salary for the other named executive officers. In considering whether to adopt these suggestions, the Compensation Committee considers the Company’s performance; the executive’s individual performance; the executive’s experience, career potential and length of tenure with the Company; the applicable terms, if any, of the executive’s employment agreement; the salary levels of similarly situated officers at peer group companies or, if applicable, based on the adjusted general industry executive compensation benchmarking data from the General Industry Executive Database, as collected and presented by the independent compensation consultant; and the salary levels of the Company’s other officers.

When an executive is initially hired, the Compensation Committee considers the same factors, as well as the executive’s salary in his or her previous employment and the compensation of other Company executives with similar responsibilities.

During the first quarter of each year, based on this process and a review conducted by the Compensation Committee’s independent compensation consultant, the Compensation Committee considers merit increases to the base salaries of the Company’s named executive officers. The table below shows the results of the review of the named executive officer’s salaries, and resulting changes, for 2011:

Name and Principal Position	2011 Base Salary	2010 Base Salary(1)	% Change	Reason for Base Salary Increase
Michael Kneeland President and Chief Executive Officer	$800,000	$750,000	6.7%	Make base salary more competitive with similarly situated executives in the Company’s peer group.
William Plummer Executive Vice President and Chief Financial Officer	$490,000	$475,000	3.1%	Merit increase in connection with the Company’s annual review of our named executive officers’ base salaries.
Matthew Flannery Executive Vice President, Operations and Sales	$425,000	$375,000	13.3%	Make base salary more competitive based on a review of the General Industry Executive Database, to reflect his expanded role and responsibilities for the Company and in response to his base salary for 2011 being less than the competitive 25th percentile of the General Industry Executive Database.
Jonathan Gottsegen Senior Vice President, General Counsel & Corporate Secretary	$360,500	$350,000	3%	Merit increase in connection with our annual review of our named executive officers’ base salaries.

Name and Principal Position	2011 Base Salary	2010 Base Salary(1)	% Change	Reason for Base Salary Increase
Dale Asplund Senior Vice President, Business Services(2)	$325,000	$250,000	30%	Make base salary more competitive based on a review of the General Industry Executive Database and to reflect his promotion to Senior Vice President, Business Services.

(1)	Base salary changes for our named executive officers, other than Mr. Asplund, were effective April 1, 2011. Mr. Asplund’s base salary was increased on April 1, 2011 as part of the annual review of base salaries and again on April 19, 2011 to reflect his promotion to Senior Vice President, Business Services. As Mr. Asplund was not a named executive officer for 2010, his base salary increase for 2011 was determined by the chief executive officer, in consultation with the senior vice president of human resources and chief financial officer, rather than the Compensation Committee.
(2)	Mr. Asplund was promoted to Senior Vice President, Business Services on April 19, 2011. Mr. Asplund was not one of our named executive officers in 2010.

In February 2012, the Compensation Committee determined, consistent with senior management’s recommendation, to increase base salaries for the named executive officers. Accordingly, effective April 1, 2012, Mr. Kneeland’s base salary will be increased to $850,000, Mr. Plummer’s base salary will be increased to $510,000, Mr. Flannery’s base salary will be increased to $500,000, Mr. Gottsegen’s base salary will be increased to $375,000 and Mr. Asplund’s base salary will be increased to $350,000.

Performance-Based Compensation

Performance-based compensation primarily serves two functions. First, it creates an incentive to focus on and achieve the objectives we identify as significant. Historically, the performance metrics have varied depending on the individual executive’s functions in the Company. The Compensation Committee works with its compensation consultant and with senior management, including the named executive officers, to identify the specific areas to be addressed by performance metrics and decide on appropriate targets.

Second, performance-based compensation provides a mechanism by which named executive officers’ compensation fluctuates with the performance of the Company, thus helping to align named executive officers’ interests with those of stockholders. This is accomplished with comprehensive performance metrics, such as earnings before interest, taxes, depreciation and amortization (as adjusted in the manner set forth in “Financial Overview— Adjusted EBITDA GAAP Reconciliations”) (“Adjusted EBITDA”), Adjusted EBITDA as a percentage of revenue (“Adjusted EBITDA Margin”), rental revenue growth; growth in key accounts; cost of selling, general and administrative (“SG&A”) expenses as a percentage of revenue and free cash flow (as calculated in the manner set forth in “Financial Overview— Adjusted EBITDA GAAP Reconciliations”), which focus more on the Company’s profitability or cash flows than the achievement of a specific goal. In addition, performance-based awards that are equity-based fluctuate in value with the stock price, directly aligning executives’ interests with those of stockholders. Each year, the Compensation Committee identifies and considers a wide range of measures for Company performance and, as appropriate, also considers measures tied to individual performance or stockholder return. With the assistance of its advisors, the Compensation Committee then selects the measures it believes most closely align with the Company’s business and/or financial objectives (or other measures of performance, if applicable), or are otherwise most likely to support those objectives, and defines specific performance goals based on those metrics.

For 2011, the Company’s performance compensation program for named executive officers was comprised of four components: (i) an annual cash incentive; (ii) RSUs that vest based on continued employment with the Company; (iii) RSUs that vest based on the achievement of performance criteria and (iv) for Messrs. Kneeland, Plummer and Flannery, stock options that reward executives for improvement in the Company’s stock price. Performance-based awards typically are granted simultaneously to all employees in connection with a Compensation Committee meeting held in the first quarter of each year. The date of the meeting is set several months in advance and usually occurs after the announcement of the Company’s results for the previous fiscal year and before the end of the first fiscal quarter.

Annual Performance-Based Cash Incentives

The Company currently maintains two annual cash incentive plans for our named executive officers. For 2011, Messrs. Kneeland, Plummer and Flannery were participants in our 2011 Annual Incentive Compensation Plan (the “Executive Plan”), and Messrs. Gottsegen and Asplund were participants in our corporate incentive program (the “Corporate Incentive Plan”). Both plans operate on the same incentive platform, with identical funding and payout ranges. The only difference between the plans is that, for the Executive Plan, the incentive measures and goals which determine the bonus payout are formulaic in nature, intended to qualify as performance-based compensation under Internal Revenue Code Section 162(m). For the Corporate Incentive Plan, bonus payout determination is based upon an assessment of performance against pre-determined goals and objectives that may include formula-based goals, but is not limited to them. The following is a description of the incentive funding and allocation design, followed by details on the operation of, and results under, the two incentive plans.

Incentive Funding. In 2011, the Compensation Committee continued its approach for funding the annual cash incentive for our named executive officers. In recognition of the cyclical nature of the equipment rental business, it is critical that the named executive officers remain focused on maximizing value throughout the business cycle. The Company makes significant investments in fixed assets, such as equipment and real estate, and believes that a focus on earning more than its cost of capital is critical and paramount to our stockholders. To measure the efficient use of the Company’s assets and to align our executive bonus program with stockholders’ interests, the Company utilizes an internal metric called EBITDA after Charge (“EAC”), which measures the amount of earnings after applying a capital charge against a business unit’s controllable assets. Consistent with 2010, in 2011 the funding of the named executive officers’ applicable incentive program was tied to the incentive pools generated from EAC and EAC year-over-year improvement (“EAC Improvement”) by the Company’s branch locations, subject to adjustment based on the achievement of other critical factors, such as safety performance and customer-focused branch operations, provided that certain pre-determined threshold levels of Adjusted EBITDA and Adjusted EBITDA Margin performance were achieved. As a result, the amount of incentive funding for the Executive Plan and the Corporate Plan, as applicable, was dependent upon the creation of economic value in a given performance year.

For 2011, the minimum threshold levels established for Adjusted EBITDA and Adjusted EBITDA Margin were $750 million and 30%, respectively, and we achieved actual Adjusted EBITDA of $929 million and actual Adjusted EBITDA Margin of 35.6% for such period. Based on the EAC and EAC Improvement by the Company’s branch locations in 2011, and consideration of other critical factors such as safety performance and customer-focused branch operations, the funding of the annual cash incentive amounts for each named executive officer was set at 100% of each executive’s applicable bonus target, subject to adjustment up or down based on the achievement of the specific performance metrics assigned to each named executive officer, as described below.

Incentive Allocation. Once the initial level of incentive funding is determined based on the achievement of EAC and EAC Improvement and consideration of other critical factors such as safety performance and customer-focused branch operations, as described above, the Compensation Committee adjusts the individual named executive officer’s funding level (either up or down between 80% and 120% of the funded amount determined by the EAC and EAC Improvement formula) based on the attainment of performance metrics.

The performance metrics selected for 2011 for Messrs. Kneeland, Plummer and Flannery related to specific objective Company performance metrics, and the Company criteria themselves were ones highly correlated to enhancing stockholder value: Adjusted EBITDA (20%); Adjusted EBITDA Margin (20%); rental revenue growth (10%); growth in key accounts (10%); cost of SG&A expenses as a percentage of revenue (10%) and free cash flow (10%). In addition, given the role of management in numerous key initiatives underway at the Company, the Compensation Committee also established discretionary performance objectives tied to our customer-focused branch operations scorecard (“CFBO Scorecard”); safety performance; and the recruitment of diverse employees to key sales and management positions. While the discretionary performance objectives are weighted 20% in the aggregate, none of the discretionary performance objectives are individually weighted.

In setting the performance goals for each of the performance metrics, the Compensation Committee believed that correlating them to the board-approved internal operating plan was appropriate as an alignment of Messrs. Kneeland, Plummer and Flannery and stockholder interests.

•

If the internal operating plan was achieved at target for each of these metrics, the funding level determined by the branch EAC and EAC Improvement formula would remain unchanged (i.e., the amount paid would be 100% of each executive’s applicable bonus target for 2011).

•

If the internal operating plan was exceeded, then increased incentives would be paid (i.e., the amount paid could be up to 120% of each executive’s applicable bonus target for 2011 (representing the maximum amount payable under the Executive Plan)).

•	If the internal operating plan was not achieved, reduced incentives would be paid (i.e., the amount paid would be between 80% and 100% of each executive’s applicable bonus target for 2011).

•	If certain thresholds below the internal operating plan were not achieved, then no incentives would be paid (i.e., no payment would be made if the threshold goal was not achieved).

At the time they are set, achievement of the performance goals established by the Compensation Committee is substantially uncertain. The threshold-level goals can be characterized as “stretch but attainable” goals, meaning that, based on historical performance, although attainment of this performance level is uncertain, it can reasonably be anticipated that the threshold level of performance may be achieved, while the target and maximum goals represent increasingly challenging and aggressive levels of performance.

The performance measures selected for 2011 for Messrs. Gottsegen and Asplund included both objective performance metrics and additional discretionary goals, none of which are dispositive or individually weighted. The objective performance metrics selected for Messrs. Gottsegen and Asplund included many of the same performance metrics selected for Messrs. Kneeland, Plummer and Flannery, however the performance metrics selected for Messrs. Gottsegen and Asplund were chosen based on Messrs. Gottsegen’s and Asplund’s respective areas of responsibility. In addition, their performance measures also included additional discretionary goals within their areas of responsibility. For Mr. Gottsegen, our Senior Vice President, General Counsel and Corporate Secretary, some of the goals included: coordination of board activities; corporate governance matters; reduction in legal SG&A; completing more of the Company’s legal work in-house; securities and other regulatory filings; assisting with business development and termination and settlement of litigation matters. For Mr. Asplund, the Company’s Senior Vice President, Business Services, many of the goals were tied to: achievement of budgeting goals; efficient use of shared services; increased efficiency in fleet management; implementation of new purchasing procedures; warranty collections; contractor supplies and information and technology matters. Consequently, the specific performance goals and the extent to which they were achieved differ for each of Messrs. Gottsegen and Asplund.

2011 Annual Incentive Compensation Plan Targets and Results for Messrs. Kneeland, Plummer and Flannery. In 2011, the Company maintained the Executive Plan to provide annual cash compensation to our executives upon the achievement of pre-established performance goals in compliance with Internal Revenue Code Section 162(m).

The Executive Plan permits awards up to $5 million per year. For 2011, awards under the Executive Plan were designed so that achievement of Adjusted EBITDA targets (for 2011, funding of the plan bonus pool was set at a maximum of 0.3% of Adjusted EBITDA) would, subject to the $5 million limit, establish the maximum award level for each of Messrs. Kneeland, Plummer and Flannery, with actual award levels determined by achievement of performance goals described above. In 2011, the Compensation Committee established a target incentive for Mr. Kneeland of 125% of base salary and limited his maximum award benefit to 150% of base salary, which was consistent with the incentive targets specified in his employment agreement. The Compensation Committee established a target incentive of 80% of base salary for Mr. Plummer and provided for a maximum award benefit of 125% of base salary, which was consistent with the incentive targets specified in his employment agreement. The Compensation Committee also established a target incentive of 90% of base salary for Mr. Flannery and provided for a maximum award benefit of 135% of base salary, which was consistent with the incentive targets specified in his employment agreement.

In 2011, the Company achieved results at the high end of its performance goals. Four of the six objective performance metrics set for 2011 were achieved at or above the maximum level of performance. The other two metrics, Adjusted EBITDA Margin and Free Cash Flow, were between target and maximum, such that the funded bonus amount was determined by interpolation. The table below summarizes the threshold, target and maximum level performance goals established by the Compensation Committee for the 2011 Executive Plan and the actual performance of the Company in 2011.

Performance Metric	Weighting of Performance Metric	2011 Performance Goals
		Threshold	Operating Plan (Board Approved)	Maximum	2011 Actual Results
Adjusted EBITDA(1)	20%	$750 million	$800 million	$880 million	$929 million
Adjusted EBITDA Margin(1)	20%	30%	33.3%	37.3%	35.60%
Rental Revenue Growth	10%	$43 million	$143 million	$243 million	$317 million
Key Accounts Revenue Growth(2)	10%	$72 million	$97 million	$138 million	$229 million
Cost of SG&A as a % of Revenue	10%	16.4%	15.9%	15%	15.6%
Free Cash Flow(1)	10%	$(20 million)	$21 million	$81 million	$23 million
Discretionary Component	20%	—	—	—	—

(1)	Adjusted EBITDA is a non-GAAP measure that excludes the impact of the following special items: RSC merger related costs, restructuring charges and net stock compensation expense, calculated in the manner set forth in “Financial Overview— Adjusted EBITDA GAAP Reconciliations”. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue. Free cash flow is also a non-GAAP measure and is calculated in the manner set forth in “Results of Operations—Free Cash Flow GAAP Reconciliation”.
(2)	Key Accounts Revenue Growth represents growth in rental revenue from national, strategic and assigned accounts.

As discussed above, based on the EAC and EAC Improvement by the Company’s branch locations in 2011, as adjusted by the consideration of other factors, the funding of the annual cash incentive amounts for each named executive officer was set at 100% of each executive’s applicable bonus target, subject to adjustment up or down between 80% and 120% of the funded amount based on the achievement of the specific performance metrics assigned to each named executive officer, as described above. In determining the amount of bonuses to pay for 2011, the Compensation Committee determined to pay Mr. Kneeland a bonus of $1,150,000 (which represents 115% of the funded amount), to pay Mr. Plummer a bonus of $450,800 (which represents 115% of the funded amount) and to pay Mr. Flannery a bonus of $439,875 (which represents 115% of the funded amount).

2011 Corporate Incentive Plan Targets and Results for Messrs. Gottsegen and Asplund. In 2011, the Compensation Committee established a target incentive for Mr. Gottsegen of 80% of base salary, and pursuant to the Company’s established compensation structure, a target incentive of 80% for Mr. Asplund, which was consistent with the incentive targets specified in each of their employment agreements. As discussed above, based on the EAC and EAC Improvement by the Company’s branch locations in 2011, the funding of the annual cash incentive amounts for each named executive officer was set at 100% of each executive’s applicable bonus target, subject to adjustment up or down between 80% and 120% (which in limited cases can be increased to 150% based on extraordinary achievement in a given year) of the funded amount based on the achievement of the specific performance metrics assigned to each named executive officer, as described above. In determining the amount of bonuses to pay for 2011, the Compensation Committee determined to pay Mr. Gottsegen a bonus of $302,820 (which represents 105% of the funded amount) and to pay Mr. Asplund a bonus of $320,000 (which represents approximately 125% of the funded amount, which represented an increase above the maximum funding amount in recognition of his extraordinary achievement in 2011).

Equity Compensation

The Compensation Committee believes that equity compensation is an important component of performance-based compensation in its ability to directly align the interests of the named executive officers with those of stockholders. The Compensation Committee recognizes that different types of equity compensation afford different benefits to the Company and the recipients. In the past, the Company utilized stock options and restricted shares as the primary equity compensation vehicles for named executive officers. Beginning in 2006 and continuing through 2008, the Company utilized RSUs, both RSUs that vested based on achievement of certain performance goals (“performance-based” awards) and RSUs that vested based simply on continued employment (“time-based” awards), as the primary means of equity compensation. For 2009 and 2010, the Compensation Committee decided to use stock options as the performance-based component of long-term equity incentive compensation, in conjunction with time-based RSUs. This move away from granting performance-based RSUs was in large part due to the difficulty of forecasting long-term performance in the economic environment at that time. As noted above, in 2011, the Compensation Committee returned to granting performance-based RSUs. The decision to re-introduce performance-based RSUs reflects the Company’s view that, in 2011, the economic environment permitted greater accuracy in building forecast models that can be reliably used for compensation purposes. Further, performance-based RSUs enable the Compensation Committee to focus the named executive officers on the achievement of specific operating metrics that align with the creation of stockholder value. However, the Compensation Committee believes that, for Messrs. Kneeland, Plummer and Flannery, a percentage of the long-term incentive grants should remain in the form of stock options, as they create strong accountability to stockholders and provide a consistent performance-based equity grant vehicle over the business cycle.

Stock-settled RSUs are “full value grants,” meaning that, upon vesting, the recipient is awarded the full share. As a result, while the value executives realize in connection with an award of RSUs does depend on our stock price, time-based RSUs generally have some value even if the Company’s stock price significantly decreases following their grant (unlike performance-based RSUs that do not vest unless the performance level is achieved). As a result, time-based RSUs help to secure and retain executives and instill an ownership mentality, regardless of whether the Company’s stock price increases or decreases. In contrast, stock options aim to align the executives’ interest with that of stockholder interests by providing the opportunity for executives to realize value only when the Company’s stock price increases relative to the exercise price following their grant. Accordingly, stock options may end up having no value if, subsequent to the date of grant, the Company’s common stock price declines below the exercise price and does not recover before the expiration of the stock option. Furthermore, if the stock price does increase relative to the exercise price, the vesting period helps to retain executives. Because the expense to the Company is less for each stock option than for each RSU, the Compensation Committee can award an executive significantly more stock options than RSUs when attempting to provide a specified value—which means that stock options potentially provide more upside potential and, therefore, greater incentive to increase stockholder value through an appreciated share price. Historically, neither the Company’s RSUs nor its stock options earned any dividend equivalents.

In determining the size of each equity award granted, the Compensation Committee considers a variety of factors, including benchmarking data on competitive long-term incentive values, the percentage of long-term incentive value to be allocated to time-based RSUs, performance-based RSUs and stock options, the strategic importance of the executive’s position within the Company as a whole and, in the case of new hires, the compensation such executive received from his or her prior employer. In terms of the actual allocation among time-based RSUs, performance-based RSUs and stock options, for Messrs. Gottsegen and Asplund, we allocated 67% to performance-based RSUs and 33% to time-based RSUs. However, for Messrs. Kneeland, Plummer and Flannery, a percentage of the long-term incentive grants remained in the form of stock options, and we allocated 25% to options, 40% to performance-based RSUs and 35% to time-based RSUs. Once the dollar value of the size of the equity award had been determined (using the factors described above), the actual number of RSUs (both time-based and performance-based) to be granted would be calculated by dividing the dollar value of the proposed award by the share price of the Company’s stock on the equity award grant date and, for options, by dividing the dollar value of the proposed award by the binomial value of the Company’s stock on the grant date. The Company’s award allocation for 2011 is presented in the table below:

Name and Principal Position	2011 Time- Based RSUs (#)(1)		2011 Performance- Based RSUs (#)(2)	2011 Options (#)(3)
Michael Kneeland President and Chief Executive Officer	25,008		28,581	38,580
William Plummer Executive Vice President and Chief Financial Officer	7,500		8,600	13,500
Matthew Flannery Executive Vice President—Operations and Sales	6,000		6,800	10,500
Jonathan Gottsegen Senior Vice President, General Counsel & Corporate Secretary	3,000		6,100	—
Dale Asplund Senior Vice President, Business Services	6,000	(4)	7,500	—

(1)	In determining the size and terms of the time-based RSU grants, the Compensation Committee reviewed benchmark data on competitive long-term incentive values, existing equity awards and vesting schedules. Time-based RSUs vest with respect to one-third of the shares subject to the grant on each anniversary of the grant date, subject to continued employment, with full vesting on the third anniversary of grant.
(2)	In determining the size and terms of the performance-based RSU grants, the Compensation Committee reviewed benchmark data on competitive long-term incentive values, existing equity awards and vesting schedules. Performance-based RSUs vest with respect to one-third of the shares subject to the grant on each anniversary of the grant date subject to the satisfaction of performance criteria described above.
(3)	The size and terms of the stock option awards were determined by the Compensation Committee based on a review of benchmark data on competitive long-term incentive values and existing equity awards. Stock options vest with respect to one-third of the shares subject to the grant on each anniversary of the grant date, subject to continued employment, with full vesting on the third anniversary of grant.
(4)	The Committee granted Mr. Asplund 3,500 time-based RSUs and 7,500 performance-based RSUs on March 8, 2011, as part of our annual long-term incentive grants. In addition, Mr. Asplund also received a grant of 2,500 time-based RSUs in connection with his promotion on April 19, 2011.

For grants of performance-based RSUs in 2011, the number of RSUs that may vest each year is tied to the Company’s achievement of annual performance targets, determined by the Compensation Committee each year. Performance-based RSUs are each eligible to vest with respect to one-third of the shares on each anniversary of the grant date subject to the achievement of performance criteria described above, and provided the employee is continuously employed at the end of each one-year performance period. The number of performance-based RSUs that may vest range from 0% to 200% of the target number of RSUs granted, based upon the Company’s performance. For 2011, the selected performance measures were Adjusted EBITDA and Adjusted EBITDA Margin, and based on above-threshold achievement of these performance measures, 178.75% of each named executive officer’s performance-based RSUs eligible to vest for 2011 vested:

Performance Metric	Weighting of Performance Metric	2011 Performance Goals
		Threshold	2011 Actual Results	% of Target
Adjusted EBITDA(1)	50%	$750 million	$929 million	200%
Adjusted EBITDA Margin(1)	50%	30%	35.6%	157.5%

(1)	Adjusted EBITDA is a non-GAAP measure that excludes the impact of the following special items: RSC merger related costs, restructuring charges and net stock compensation expense, calculated in the manner set forth in “Financial Overview— Adjusted EBITDA GAAP Reconciliations”. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue.

Severance and Change in Control Benefits

The Compensation Committee believes that agreeing to provide reasonable severance benefits is common among similar companies and is essential to recruiting and retaining key executives, which is a fundamental objective of our executive compensation program. Accordingly, the employment agreements with the named executive officers generally provide for varying levels of severance in the event that the Company terminates the executive without “cause” or the executive terminates for “good reason” (each as defined in the employment agreement with the executive, as set forth in more detail under “Benefits upon Termination of Employment”). Mr. Kneeland would receive 450% of his base salary paid over a two-year period. Mr. Plummer would receive 180% of his base salary paid over one year. Mr. Flannery would receive 380% of his base salary paid over a two-year period. Mr. Gottsegen would receive 160% of his base salary paid over one year. Mr. Asplund would receive a severance payment equal to 100% of his base salary paid over one year. Severance payments to the named executive officers are conditioned on their execution of a release of claims in favor of the Company. In addition, each of the named executive officers are subject to non-competition and non-solicitation restrictions for a period of time following their termination, as described in more detail under “Benefits upon Termination of Employment.”

In addition, the Company’s time-based RSUs granted to Mr. Gottsegen in 2009, as well as the 2009 awards of stock options granted to Messrs. Kneeland, Plummer and Gottsegen, provide that if the Company terminates the executive without “cause” or the executive terminates for “good reason,” a pro-rata portion of such RSUs or stock options scheduled to vest during the year of termination will vest on the date of termination. The Company’s time-based RSUs and stock options granted to each of the named executive officers in 2010 and 2011, to Messrs. Flannery and Asplund in 2009, and stock options granted to Messrs. Kneeland, Plummer and Flannery in 2010 provide that if the Company terminates the executive without “cause,” all unvested RSUs or stock options will be cancelled, unless such termination occurs within twelve months following a change in control, in which case all such unvested RSUs and stock options will immediately vest. The Company’s performance-based RSUs granted to each of the named executive officers in 2011 provide that if the holder terminates for any reason, all RSUs are forfeited, unless the Company terminates the executive without “cause,” or the executive resigns with “good reason,” within 12 months following a change in control, in which case all performance-based RSUs will be deemed earned at the target level.

The Company also typically provides its executives with COBRA continuation coverage for a period coterminous with the duration of their severance benefit, although variations exist.

The prospect of a change in control of the Company can cause significant distraction and uncertainty for executive officers and, accordingly, the Compensation Committee believes that appropriate change in control provisions in employment agreements and/or equity awards are important tools for aligning executives’ interests in change in control scenarios with those of stockholders by allowing our executive officers to focus on strategic transactions that may be in the best interest of our stockholders without undue concern regarding the effect of such transactions on their continued employment. In addition, changes to the Company following a change in control may affect the ability to achieve previously set performance measures. Consequently, outstanding RSU and stock option awards held by the named executive officers include the following provisions:

•

if the change in control results in none of the common stock of the Company (or any direct or indirect parent entity) being publicly traded, then all such RSUs and stock options will vest in full, and all performance conditions for performance-based RSUs will be deemed satisfied at their target level, upon the change in control; and

•

if the change in control results in shares of common stock of the Company (or any direct or indirect parent entity) being publicly traded, then all such RSUs and stock options will vest in full, and all performance conditions for performance-based RSUs will be deemed satisfied at their target level, if there is a termination by the Company without “cause” or by the individual for “good reason” within 12 months following the change in control. A “change in control” for this purpose is defined in the employment agreement with the executive or in the applicable award agreement, as set forth in more detail under “Benefits upon a Change in Control.”

The existence of arrangements providing for severance and change in control benefits did not affect decisions that the Compensation Committee made regarding other compensation elements.

The Internal Revenue Code imposes an excise tax on the value of certain payments that are contingent upon a change in control, referred to as parachute payments, which exceed a safe harbor amount. The Company does not provide any executive with a gross-up for any excise tax that may be triggered. Mr. Kneeland’s employment agreement provides that, if he receives payments that would result in the imposition of the excise tax, such payments will be reduced to the safe harbor amount so that no excise tax is triggered if the net after-tax benefit to him is greater than the net after-tax benefit that he would receive if no reduction occurred.

The severance and change in control provisions of our named executive officers’ employment agreements and other arrangements are described in detail in the sections “Benefits upon Termination of Employment” and “Benefits upon a Change in Control,” respectively.

Retirement Benefits

The Compensation Committee believes that providing a cost-effective retirement benefit for the Company’s executives is an important recruitment and retention tool. Accordingly, the Company maintains a 401(k) plan for all employees, and provides discretionary employer-matching contributions (subject to certain limitations, including an annual limit of $2,000 for 2011) based on an employee’s contributions.

The Company affords our named executive officers an opportunity to defer a portion of their compensation in excess of the amounts that are legally permitted to be deferred under the Company’s 401(k) plan and to defer the receipt of the shares of the Company’s common stock that ordinarily would be received upon the vesting of RSUs. Any deferred compensation is credited with earnings based on the investment performance of investments selected by the executive. No such earnings would be considered above market or preferential. The deferred RSUs are not credited with earnings, but changes in the value of our common stock similarly change the value of the deferred RSUs. The deferred compensation, which may be of significant benefit to the executives and entails a minimal administrative expense for the Company, is a common benefit provided to senior executives of similarly situated companies. Consequently, the Compensation Committee believes that it is appropriate to provide such deferred compensation.

Perquisites and Other Personal Benefits

We also maintains employee benefit programs for our executives and other employees. Our named executive officers generally participate in our employee health and welfare benefits on the same basis as all employees.

The Company does not have a formal perquisite policy, although the Compensation Committee periodically reviews perquisites for our named executive officers. Rather, there are certain specific perquisites and benefits with which the Company has agreed to compensate particular executives based on their specific situations. Among these are relocation costs, including temporary housing and living expenses, and use of Company vehicles.

Other Programs, Policies and Considerations

Recoupment Policy

Beginning with Mr. Kneeland’s new employment agreement entered into in August 2008, and continuing with Mr. Plummer’s December 2008 employment agreement, Mr. Gottsegen’s February 2009 employment agreement, and Mr. Flannery’s 2010 employment agreement, the Compensation Committee has included “clawback” provisions in its agreements that generally require reimbursement of amounts paid under performance provisions (in the case of cash incentives and performance-based RSUs) if amounts were paid or shares vested based on financial results that subsequently become subject to certain “mandatory restatements” (as defined in the applicable employment agreement) that would have led to lower payments or forfeiture of all or a portion of shares subject to an award. More generally, for all 2009, 2010 and 2011 RSU and stock option awards, including both time-based and performance-based RSUs, the award forms include an “injurious conduct” provision that requires forfeiture of the award or, to the extent the award has vested or been exercised within six months prior to the occurrence of the relevant conduct, mandates reimbursement of shares or amounts realized. The injurious conduct concept is generally focused on actions that would constitute “cause” under an employment agreement, which are in material competition with the Company or breach the executive’s duty of loyalty to the Company.

Stock Ownership Guidelines

The Compensation Committee believes stock ownership guidelines are a key vehicle for aligning the interests of management and the Company’s stockholders. Moreover, a meaningful direct ownership stake by our officers demonstrates to our investors a strong commitment to the Company’s success. Accordingly, in February 2010, the Compensation Committee adopted stock ownership guidelines for our named executive officers and approximately 30 other officers with a title of vice president and above. Under the stock ownership guidelines, the Company’s chief executive officer is required to hold five times his base salary in the Company’s common stock, the chief financial officer is required to hold three times his base salary in the Company’s common stock, and all other officers are required to hold one times their base salary in the Company’s common stock. The following shares count towards meeting these ownership guidelines: shares that are directly owned by the executive; shares that are beneficially owned by the executive, such as shares held in “street name” through a broker or shares held in trust; amounts credited to the executive’s deferred compensation or 401(k) accounts that are invested or deemed invested in the Company’s common stock; unvested restricted stock or RSUs that vest based on continued service; and the value of the spread (the difference between the exercise price and the full market value of the Company’s common stock) of fully vested stock options. The named executive officers and the other officers are required to be in compliance with such guidelines within five years of their effective date in February 2010. Each of the named executive officers had satisfied the stock ownership guidelines when their holdings were measured as of December 2011.

No Hedging Policy

In addition, to further align our executives with the interests of the Company’s stockholders, the Company’s insider trading policy and the 2010 Long Term Incentive Plan prohibit transactions designed to limit or eliminate economic risks to our executives from owning the Company’s common stock, such as transactions involving options, puts, calls or other derivative securities tied to the Company’s common stock.

Tax and Accounting Considerations

When it reviews compensation matters, the Compensation Committee considers the anticipated tax and accounting treatment of various payments and benefits to the Company and, when relevant, to the executive. Internal Revenue Code Section 162(m) limits to $1 million the annual tax deduction for compensation paid to each of the chief executive officer and the three other highest paid executive officers employed at the end of the year (other than the chief financial officer). However, compensation that does not exceed $1 million during any fiscal year or that qualifies as “performance-based compensation” (as defined in Internal Revenue Code Section 162(m)) is deductible. The Compensation Committee considers these requirements when designing compensation programs for named executive officers. Although the Company has plans that permit the award of deductible compensation under Internal Revenue Code Section 162(m), the Compensation Committee does not necessarily limit executive compensation to the amount deductible under that provision. Rather, it considers the available alternatives and acts to preserve the deductibility of compensation to the extent reasonably practicable and consistent with its other compensation objectives. As a result, most of the Company’s compensation programs (including annual performance-based cash incentives, stock options and performance-based RSUs) are designed to qualify for deductibility under Internal Revenue Code Section 162(m). However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for the named executive officers or for other reasons.

New employment or similar agreements and employee benefit plans are prepared with the assistance of outside counsel and will be designed to comply with Section 409A and the applicable regulations, a tax law that governs “nonqualified deferred compensation.” Existing employment agreements and employee benefit plans were amended to comply with Section 409A statutory deadlines imposed in 2008 and 2010.

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), which requires the Company to recognize compensation expense relating to share-based payments (including stock options and other forms of equity compensation). ASC 718 is taken into account by the Compensation Committee in determining which types of equity awards should be granted.

Compensation Risks

The Company’s management reviews the Company’s compensation policies and practices to ensure they appropriately balance short and long-term goals and risks and rewards. Specifically, this review includes the annual cash incentive program that covers all senior management and a broad employee population, and equity compensation. These plans are designed to focus senior management and employees on increasing stockholder value and enhancing financial results. Based on this comprehensive review, we concluded that our compensation program does not encourage excessive-risk taking for the following reasons:

•

Our programs appropriately balance short- and long-term incentives, with approximately 40% of total target compensation for the named executive officers provided in equity and focused on long-term performance. We feel that these variable elements of compensation are a sufficient percentage of overall compensation to motivate executives to produce superior short- and long-term results and we believe that the significant use of long-term incentives for executives provides a safeguard against excessive short-term risk-taking.

•

Our executive compensation program pays for performance against financial targets that are set to be challenging to motivate a high degree of business performance, with an emphasis on longer-term financial success and prudent risk management.

•

All incentive plans concerning senior management and our employees include a profit metric as a significant component of performance to promote disciplined progress toward financial goals. None of our incentive plans are based solely on signings or revenue targets, which mitigates the risk of employees focusing exclusively on the short-term.

•

Qualitative factors beyond the quantitative financial metrics are a key consideration in the determination of individual compensation payments. Prudent risk management is one of the qualitative factors that are taken into account in making compensation decisions.

•

Our stock ownership guidelines require that senior management holds a significant amount of the Company’s common stock to further align their interests with stockholders over the long term by having a portion of their personal investment portfolio consist of Company stock and we expect this component to be a risk mitigator on a prospective basis. In addition, the Company prohibits transactions designed to limit or eliminate economic risks to its executives of owning the Company’s common stock, such as options, puts and calls, so its executives cannot insulate themselves from the effects of poor stock price performance.

•

The Company’s RSU and stock option award agreements have a policy providing for the “clawback” of payments under such awards in the event that an officer’s conduct leads to certain mandatory restatements of the Company’s financial results that would have led to lower payments or forfeiture of all or a portion of shares subject to an award. In addition, since 2009, The Company’s equity awards have included an “injurious conduct” provision that requires the forfeiture of the award or, to the extent the reward has vested or been exercised within six months prior to the occurrence of the relevant conduct, mandates reimbursement of shares or amounts realized.

We are confident that our program is aligned with the interests of our stockholders and rewards for performance.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2011, 2010 and 2009.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards(1)(2)(3) ($)	Option Awards(1)(2) ($)	Non Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
Michael Kneeland	2011	791,317	(6)	—	1,183,135	562,497	1,150,000	2,000	3,688,949
President and Chief	2010	750,000		—	392,135	458,452	558,608	500	2,159,695
Executive Officer	2009	601,731		—	—	304,000	202,500	500	1,108,731
William Plummer	2011	486,019	(7)(8)	—	355,225	196,830	450,800	1,505	1,490,379
Executive Vice President	2010	475,000		—	291,025	373,150	218,823	500	1,358,498
and Chief Financial Officer	2009	475,000		—	—	190,000	82,080	500	747,580
Matthew Flannery	2011	411,731	(9)	—	283,072	153,090	439,875	2,000	1,289,768
Executive Vice President, Operations and Sales	2010	364,808		—	207,875	294,130	190,000	500	1,057,313
Jonathan Gottsegen	2011	357,714	(10)	—	178,912	—	302,820	2,000	841,446
Senior Vice President,	2010	350,000		—	124,725	175,600	140,000	195,807	986,132
General Counsel & Corporate Secretary	2009	300,192		86,000	57,375	76,000	139,232		658,799
Dale Asplund Senior Vice President, Business Services	2011	318,332	(11)	—	292,788	—	320,000	2,000	933,120

(1)	Except as otherwise noted, the amount in this column represents the grant date fair value of the stock awards computed in accordance with stock-based compensation accounting rules (ASC Topic 718), disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.
(2)	The weighted average fair value of options granted in 2011 was $14.58. The grant date fair value is estimated using an option pricing model which uses subjective assumptions which can materially affect fair value estimates and, therefore, does not necessarily provide a single measure of fair value of options. Under this model for options granted in 2011, we used a risk-free interest rate average of 2.55%, a volatility factor for the market price of our common stock of 59% and a weighted-average expected life of options of approximately six years.
(3)	Amounts for each named executive officer include the aggregate grant date fair value of both time-based RSUs and performance-based RSUs. The aggregate grant date fair value of performance-based RSUs awarded on March 8, 2011 is computed in accordance with FASB ASC Topic 718, and represent the probable grant date fair values on the date of grant (100% of the target). The grant date fair value of such awards, assuming maximum performance, for Mr. Kneeland is $600,010 (representing 19,054 RSUs), Mr. Plummer is $180,543 (representing 5,733 RSUs), Mr. Flannery is $142,755 (representing 4,533 RSUs), Mr. Gottsegen is $128,059 (representing 4,067 RSUs) and Mr. Asplund is $157,450 (representing 5,000 RSUs).
(4)	Represents the amount earned under the Executive Plan or the Corporate Incentive Program, as the case may be, with respect to the applicable fiscal year.
(5)	This column also includes the Company’s matching contributions to the Company’s 401(k) plan, which for 2011 was $2,000 for each named executive officer. For 2011, none of the named executive officers received perquisites or personal benefits with a total value exceeding $10,000, and in accordance with SEC regulations, perquisites and personal benefits have been omitted.
(6)	Mr. Kneeland’s annual base salary was $750,000 through March 31, 2011 and was raised to $800,000 to make his annual base salary more competitive with his peers.
(7)	Mr. Plummer elected to defer $48,602 of his annual base salary under the Deferred Compensation Plan, as described below under “Nonqualified Deferred Compensation in 2011.”
(8)	Mr. Plummer’s annual base salary was $475,000 through March 31, 2011 and was raised to $490,000 to reflect a merit increase in connection with our annual review of our named executive officers’ base salaries.
(9)	Mr. Flannery’s annual base salary was $375,000 through March 31, 2011 and was raised to $425,000 to reflect his expanded role and responsibilities for the Company.
(10)	Mr. Gottsegen’s annual base salary was $350,000 through March 31, 2011 and was raised to $360,500 to reflect a merit increase in connection with our annual review of our named executive officers’ base salaries.
(11)	Mr. Asplund’s annual base salary was $250,000 through March 31, 2011 and was raised to $295,689. Mr. Asplund was promoted to Senior Vice President, Business Services on April 19, 2011 and his salary was increased to $325,000 in connection with his promotion. Mr. Asplund was not one of the Company’s named executive officers in 2010 or 2009.

Many of the components of the compensation for the named executive officers are based on their employment agreements with us. The following discussion explains the material terms of the employment agreements and also explains other compensation components not included in such agreements. The rights of the named executive officers to receive certain benefits upon termination of employment or a change in control of the Company are described below under “Benefits upon Termination of Employment” and “Benefits upon a Change in Control,” respectively.

Mr. Kneeland

Base Salary. Mr. Kneeland’s annual base salary was $750,000 through March 31, 2011 and was raised to $800,000.

2011 Annual Incentive Compensation Plan. Mr. Kneeland is eligible to participate in the plan each year and, in 2011, as required by his employment agreement, Mr. Kneeland’s target annual incentive award was 125% of base salary and his maximum incentive was 150% of base salary. The maximum incentive pool for participants in the Executive Plan established by the Committee was 0.3% of Adjusted EBITDA, subject to the limits included in Mr. Kneeland’s employment agreement and the Committee’s exercise of discretion to reduce the amount of Mr. Kneeland’s incentive payment. For 2011, Mr. Kneeland received a performance-based annual cash incentive award in the amount of $1,150,000.

Restricted Stock Units. The Committee granted Mr. Kneeland 25,008 time-based RSUs and 28,581 performance-based RSUs on March 8, 2011. The terms of this grant are described in “—Compensation Discussion and Analysis—Our Executive Compensation Components—Performance-Based Compensation.”

Stock Options. Mr. Kneeland was granted a stock option to purchase 38,580 shares of the Company’s common stock on March 8, 2011.

Mr. Plummer

Base Salary. Mr. Plummer’s annual base salary was $475,000 through March 31, 2011 and was raised to $490,000.

2011 Annual Incentive Compensation Plan. Mr. Plummer is eligible to participate in the plan each year and, in 2011, as required by his employment agreement, Mr. Plummer’s target annual incentive award was 80% of base salary and his maximum incentive was 125% of base salary. The maximum incentive pool for participants in the Executive Plan established by the Committee was 0.3% of Adjusted EBITDA, subject to the limits included in Mr. Plummer’s employment agreement and the Committee’s exercise of discretion to reduce the amount of Mr. Plummer’s incentive payment. For 2011, Mr. Plummer received a performance-based annual cash incentive award in the amount of $450,800.

Restricted Stock Units. The Committee granted Mr. Plummer 7,500 time-based RSUs and 8,600 performance-based RSUs on March 8, 2011. The terms of this grant are described in “—Compensation Discussion and Analysis—Our Executive Compensation Components—Performance-Based Compensation.”

Stock Options. Mr. Plummer was granted a stock option to purchase 13,500 shares of the Company’s common stock on March 8, 2011.

Mr. Flannery

Base Salary. Mr. Flannery’s annual base salary was $375,000 through March 31, 2011 and was raised to $425,000.

2011 Annual Incentive Compensation Plan. Mr. Flannery is eligible to participate in the plan each year and, in 2011, as required by his employment agreement, Mr. Flannery’s target annual incentive award was 90% of base salary and his maximum incentive was 135% of base salary. The maximum incentive pool for participants in the Executive Plan established by the Committee was 0.3% of Adjusted EBITDA, subject to the limits included in Mr. Flannery’s employment agreement and the Committee’s exercise of discretion to reduce the amount of Mr. Flannery’s incentive payment. For 2011, Mr. Flannery received a performance-based annual cash incentive award in the amount of $439,875.

Restricted Stock Units. The Committee granted Mr. Flannery 6,000 time-based RSUs and 6,800 performance-based RSUs on March 8, 2011. The terms of this grant are described in “—Compensation Discussion and Analysis—Our Executive Compensation Components—Performance-Based Compensation.”

Stock Options. The Committee granted to Mr. Flannery a stock option to purchase 10,500 shares of the Company’s common stock on March 8, 2011.

Mr. Gottsegen

Base Salary. Mr. Gottsegen’s annual base salary was $350,000 through March 31, 2011 and was raised to $360,500.

Annual Cash Incentive. Mr. Gottsegen received a discretionary bonus payment of $302,820 for 2011. The calculation of this payment is described in “—Compensation Discussion and Analysis—Our Executive Compensation Components—Performance-Based Compensation.”

Restricted Stock Units. The Committee granted Mr. Gottsegen 3,000 time-based RSUs and 6,100 performance-based RSUs on March 8, 2011. The terms of this grant are described in “—Compensation Discussion and Analysis—Our Executive Compensation Components—Performance-Based Compensation.”

Mr. Asplund

Base Salary. Mr. Asplund’s annual base salary was $250,000 through March 31, 2011 and was raised to $295,689. Mr. Asplund was promoted to Senior Vice President, Business Services on April 19, 2011 and his salary was increased to $325,000 in connection with his promotion.

Annual Cash Incentive. Mr. Asplund received a discretionary bonus payment of $320,000 for 2011. The calculation of this payment is described in “—Compensation Discussion and Analysis—Our Executive Compensation Components—Performance-Based Compensation.”

Restricted Stock Units. The Committee granted Mr. Asplund 3,500 time-based RSUs and 7,500 performance-based RSUs on March 8, 2011. The terms of this grant are described in “—Compensation Discussion and Analysis—Our Executive Compensation Components—Performance-Based Compensation.” In addition, Mr. Asplund also received a grant of 2,500 time-based RSUs in connection with his promotion on April 19, 2011.

Benefits

The employment agreements of the named executive officers generally provide that they are entitled to participate in, to the extent otherwise eligible under the terms thereof, the benefit plans and programs, and receive the benefits and perquisites, generally provided by us to our executives, including family medical insurance (subject to applicable employee contributions).

Indemnification

We have entered into indemnification agreements with Messrs. Kneeland, Plummer, Flannery, Gottsegen and Asplund. Each of these agreements provides, among other things, for us to indemnify and advance expenses to each such officer against certain specified claims and liabilities that may arise in connection with such officer’s services to the Company.

Grants of Plan-Based Awards in 2011

The table below summarizes the equity and non-equity awards granted to the named executive officers in 2011.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan			Estimated Future Payouts Under Equity Incentive Plan			All other Stock Awards: Number of Shares of Stock Units (#)	All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(1)	Closing Market Price on Grant Date of Option Awards, different ($)	Grant Date Fair Value of Stock and Option Awards ($)(2)
		Threshold ($)(3)	Target ($)(3)	Maximum ($)(3)	Threshold (#)(4)	Target (#)(4)	Maximum (#)(4)
Michael Kneeland	3/8/2011	—	—	—	4,763	9,527	19,054	—	—	—	—	395,633
	3/8/2011	—	—	—	—	—	—	25,008	—	—	—	787,502
	3/8/2011	—	—	—	—	—	—	—	38,580	31.49	—	562,497
		—	1,000,000	1,200,000	—			—	—	—	—	—
William Plummer	3/8/2011	—	—	—	1,433	2,867	5,733	—	—	—	—	119,050
	3/8/2011	—	—	—	—	—	—	7,500	—	—	—	236,175
	3/8/2011	—	—	—	—	—	—	—	13,500	31.49	—	196,830
		—	392,000	612,500	—	—	—	—	—	—	—	—
Matthew Flannery	3/8/2011	—	—	—	1,133	2,267	4,533	—	—	—	—	94,132
	3/8/2011	—	—	—	—	—	—	6,000	—	—	—	188,940
	3/8/2011	—	—	—	—	—	—	—	10,500	31.49	—	153,090
		—	382,500	573,750	—	—	—	—	—	—	—	—

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan			Estimated Future Payouts Under Equity Incentive Plan			All other Stock Awards: Number of Shares of Stock Units (#)	All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(1)	Closing Market Price on Grant Date of Option Awards, different ($)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Jonathan Gottsegen	3/8/2011	—	—	—	1,017	2,033	4,067	—	—	—	—	84,442
	3/8/2011	—	—	—	—	—	—	3,000	—	—	—	94,470
		—	288,400	—	346,080	—	—	—	—	—	—
Dale Asplund	3/8/2011	—	—	—	1,250	2,500	5,000	—	—	—	—	103,823
	3/8/2011	—	—	—	—	—	—	3,500	—	—	—	110,215
	4/19/2011	—	—	—	—	—	—	2,500	—	—	—	78,750
		—	260,000	—	312,000	—	—	—	—	—	—	—

(1)	The exercise price of the stock option awards was determined by calculating the average of the high and low trading prices of the Company’s common stock on the grant date.
(2)	The amounts in this column represent the grant date fair value of stock and option awards computed in accordance with stock-based compensation accounting rules (ASC Topic 718). For stock awards, the grant date fair value is the fair market value of the Company’s common stock on the grant date multiplied by the number of shares subject to the grant. The weighted average fair value of options granted in 2011 was $14.58. The grant date fair value is estimated using an option pricing model which uses subjective assumptions which can materially affect fair value estimates and, therefore, does not necessarily provide a single measure of fair value of options. Under this model for options granted in 2011, we used a risk-free interest rate average of 2.55%, a volatility factor for the market price of our common stock of 59%, and a weighted-average expected life of options of approximately six years.
(3)	Represents the target and maximum amounts payable under the 2011 Executive Plan or the 2011 Corporate Incentive Plan, as the case may be. Under the 2011 Executive Plan and the 2011 Corporate Incentive Plan, as described under “– Compensation Discussion and Analysis – URI’s Executive Compensation Components – Performance-Based Compensation – Annual Performance-Based Cash Incentives” above, the funding of the annual cash incentive is based on the achievement of the internal metrics of EAC and EAC Improvement by URI’s branch locations. To the extent certain EBITDA and Adjusted EBITDA thresholds are achieved, the bonus funding amount will be determined by EAC and EAC Improvement performance. As such, even if threshold metrics of EBITDA and EBITDA Margin are achieved, the funding of the bonus pool amounts could still be zero to the extent URI’s branches achieve poor EAC and EAC Improvement performance. Therefore, URI does not have a threshold payout level under the 2011 Executive Plan and the 2011 Corporate Incentive Plan. The actual cash incentive amounts paid to our named executive officers in 2012 for performance related to 2011 pursuant to the 2011 Executive Plan or the 2011 Corporate Incentive Plan, as applicable, are included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table, above.
(4)	Represents the threshold, target and maximum number of performance-based RSUs awarded on March 8, 2011, that have been accounted for pursuant to FASB ASC Topic 718. The target number of units awarded on March 8, 2011, without regard to grant date (as determined under applicable accounting rules), was 28,580 for Mr. Kneeland, 8,600 for Mr. Plummer, 6,800 for Mr. Flannery, 6,100 for Mr. Gottsegen and 7,500 for Mr. Asplund. As described under “—Compensation Discussion and Analysis—Our Executive Compensation Components—Performance-Based Compensation—Equity Compensation” above, the number of units that will vest will vary from 0% to 200% of one-third of the award each year for 2011, 2012 and 2013. Pursuant to FASB ASC Topic 718, the accounting grant date is the date the performance metrics are approved by the Compensation Committee. Since the Compensation Committee does not establish performance metrics until after the beginning of each fiscal year, the units subject to performance vesting in years 2012 and 2013 have not been expensed and are therefore not included in the table above.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the amount of unexercised and unvested stock options and unvested RSUs for each named executive officer as of December 31, 2011. The vesting schedule for each grant can be found in the footnotes to this table, based on the grant date. For additional information about equity awards, see “—Compensation Discussion and Analysis—Our Executive Compensation Components—Performance-Based Compensation.”

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable(1) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(2) ($)
Michael Kneeland	0	38,580	31.490	03/08/2021	85,029	(3)	2,512,607
	34,811	69,620	8.315	03/10/2020
	106,667	53,333	3.375	03/13/2019

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable(1) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(2) ($)
William Plummer	0	13,500	31.490	03/08/2021	39,433	(4)	1,165,245
	28,334	56,666	8.315	03/10/2020
	66,667	33,333	3.375	03/13/2019
Matthew Flannery	0	10,500	31.490	03/08/2021	32,799	(5)	969,210
	13,333	13,333	3.440	03/13/2019
	22,334	44,666	8.315	03/10/2020
Jonathan Gottsegen	0	13,333	3.375	03/13/2019	24,767	(6)	731,865
	0	26,666	8.315	03/10/2020
Dale Asplund	0	11,667	3.375	03/13/2019	25,166	(7)	743,655
	0	26,666	8.315	03/10/2020

(1)	All options vest in three equal installments on each of the first three anniversaries of the grant date.
(2)	Amounts in this column reflect a closing price per share of the Company’s common stock of $29.55 on December 31, 2011.
(3)	Represents (i) 28,581 unvested performance-based RSUs remaining from a grant on March 8, 2011 of which 17,030 vested on February 16, 2012 based upon the attainment of performance conditions related to 2011 (the remaining two-thirds are eligible to vest in equal installments subject to the attainment of performance conditions related to 2012 and 2013); (ii) 25,008 unvested time-based RSUs remaining from a grant on March 8, 2011 of which 8,336 vested on March 8, 2012 and the remaining two-thirds will vest on March 8 of each of 2013 and 2014; and (iii) unvested 31,440 time-based RSUs remaining from a grant on March 11, 2010 of which 15,720 vested on March 11, 2012 and the remaining 15,720 will vest on March 11, 2013.
(4)	Represents (i) 8,600 unvested performance-based RSUs remaining from a grant on March 8, 2011 of which 5,125 vested on February 16, 2012 based upon the attainment of performance conditions related to 2011 (the remaining two-thirds are eligible to vest in equal installments subject to the attainment of performance conditions related to 2012 and 2013); (ii) 7,500 unvested time-based RSUs remaining from a grant on March 8, 2011 of which 2,500 vested on March 8, 2012 and the remaining two-thirds will vest on March 8 of each of 2013 and 2014; and (iii) 23,333 unvested time-based RSUs remaining from a grant on March 11, 2010 of which 11,666 vested on March 11, 2012 and the remaining 11,667 will vest on March 11, 2013.
(5)	Represents (i) 6,800 unvested performance-based RSUs remaining from a grant on March 8, 2011 of which 4,052 vested on February 16, 2012 based upon the attainment of performance conditions related to 2011 (the remaining two-thirds are eligible to vest in equal installments subject to the attainment of performance conditions related to 2012 and 2013); (ii) 6,000 unvested time-based RSUs remaining from a grant on March 8, 2011 of which 2,000 vested on March 8, 2012 and the remaining two-thirds will vest on March 8 of each of 2013 and 2014; (iii) 16,666 unvested time-based RSUs remaining from a grant on March 11, 2010 of which 8,333 vested on March 11, 2012 and the remaining 8,333 will vest on March 11, 2013; and (iv) 3,333 unvested time-based RSUs from a grant on March 13, 2009 which all vested on March 13, 2012.
(6)	Represents (i) 6,100 unvested performance-based RSUs remaining from a grant on March 8, 2011 of which 3,635 vested on February 16, 2012 based upon the attainment of performance conditions related to 2011 (the remaining two-thirds are eligible to vest in equal installments subject to the attainment of performance conditions related to 2012 and 2013); (ii) 3,000 unvested time-based RSUs remaining from a grant on March 8, 2011 of which 1,000 vested on March 8, 2012 and the remaining two-thirds will vest on March 8 of each of 2013 and 2014; (iii) 10,000 unvested time-based RSUs remaining from a grant on March 11, 2010 of which 5,000 vested on March 11, 2012 and the remaining 5,000 will vest on March 11, 2013; and (iv) 5,667 unvested time-based RSUs from a grant on March 13, 2009 which all vested on March 13, 2012.
(7)	Represents (i) 7,500 unvested performance-based RSUs remaining from a grant on March 8, 2011 of which 4,469 vested on February 16, 2012 based upon the attainment of performance conditions related to 2011 (the remaining two-thirds are eligible to vest in equal installments subject to the attainment of performance conditions related to 2012 and 2013); (ii) 3,500 unvested time-based RSUs remaining from a grant on March 8, 2011 of which 1,167 vested on March 8, 2012 and the remaining will vest on March 8 of each of 2013 and 2014; (iii) 2,500 time-based RSUs remaining from a grant on April 19, 2011 of which the remaining three quarters will vest on April 19 of each of 2012, 2013 and 2014; (iv) 6,666 unvested time-based RSUs remaining from a grant on March 11, 2010 of which 3,333 vested on March 11, 2012 and the remaining 3,333 will vest on March 11, 2013; (v) 3,333 unvested time-based RSUs from a grant on March 13, 2009 which all vested on March 13, 2012; and (vi) 1,667 unvested time-based RSUs from a grant on December 21, 2009 which will all vest on December 21, 2012.

Option Exercises and Stock Vested in 2011

The table below summarizes, for each named executive officer, the number of shares acquired upon the exercise of stock options (with the value realized based on the difference between the closing price per share of our common stock and the exercise price on the date of exercise) and the vesting of stock awards in 2011 (with the value realized based on the closing price per share of our common stock on the date of vesting).

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael Kneeland	—	—	40,720	1,229,004
William Plummer	—	—	38,334	1,104,644
Matthew Flannery	—	—	37,001	1,171,068
Jonathan Gottsegen	26,667	647,648	10,666	321,527
Dale Asplund	25,000	595,216	17,667	531,945

Pension Benefits

The Company does not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation in 2011

The deferrals reflected in the table below were made under the United Rentals, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is an unfunded plan and the participants in the plan are unsecured general creditors of the Company. The Company did not make any contributions to the Deferred Compensation Plan in 2011.

The Deferred Compensation Plan permits executives to defer all or part of the individual’s base salary, annual cash incentive award or restricted stock awards. Consistent with the plan and applicable Internal Revenue Service regulations, the individual selects the date that payment of the deferred amounts will begin and the payment schedule, which may be a lump sum or up to 15 annual installments. Deferred amounts are credited with earnings (or losses) based on the investment experience of measurement indices selected by the participant from among the choices offered by the plan.

Name	Executive Contributions in Last Fiscal Year ($)		Aggregate Earnings in Last Fiscal Year(1) ($)	Aggregate Withdrawals/ (Distributions) ($)	Aggregate Balance at Last Fiscal Year ($)
Michael Kneeland	—		(1,053)	—	54,678	(2)
William Plummer	48,602	(3)	(8,553)	—	268,453	(2)
Matthew Flannery	—		—	—	—
Jonathan Gottsegen	—		—	—	—
Dale Asplund	—		—	—	—

(1)	The amount of earnings reported in this column are not included in the Summary Compensation Table for 2011 because no such earnings would be considered above-market or preferential earnings.
(2)	This amount represents Messrs. Kneeland’s and Plummer’s aggregate balances under the Deferred Compensation Plan at the end of 2011. No amount was previously reported as compensation for Mr. Kneeland in the Summary Compensation Table in 2009 or 2010. Mr. Plummer’s balance includes $48,602 disclosed in the “salary” column in the Summary Compensation Table for 2011.
(3)	This amount is included in the “salary” column in the Summary Compensation Table for 2011.

Benefits upon Termination of Employment

We summarize below the benefits in effect as of December 31, 2011, which the named executive officers would receive upon a termination of employment.

If the employment of any of the named executive officers is terminated by us without “cause” or by the executive for “good reason,” the executives would be entitled to the following benefits, subject in each case to the execution of a release of claims in favor of the Company:

•	Cash severance:

–	Mr. Kneeland would receive a severance payment equal to 450% of his annual base salary, and would receive the payment over a two-year period.

–	Mr. Plummer would receive a severance payment equal to 180% of his annual base salary, and would receive the payment over a one-year period.

–	Mr. Flannery would receive a severance payment equal to 380% of his annual base salary, and would receive the payment over a two-year period.

–	Mr. Gottsegen would receive a severance payment equal to 160% of his annual base salary, and would receive the payment over a one-year period.

–	Mr. Asplund would receive a severance payment equal to 100% of his annual base salary, and would receive the payment over a one-year period.

•

Each of Messrs. Kneeland, Plummer and Gottsegen would be entitled to pro-rata vesting of the next tranche of RSUs and stock options granted prior to 2010 that would have vested if the executive had continued employment with the Company.

•

Each of Messrs. Flannery and Asplund’s unvested RSUs and options granted in 2009, and each of the unvested RSUs and options granted to all of the named executive officers in 2010 and 2011, would be cancelled and forfeited.

•

Mr. Kneeland would receive COBRA continuation coverage for up to 18 months at no cost. Each of Messrs. Plummer, Flannery, Gottsegen and Asplund would receive COBRA continuation coverage for up to one year at no cost.

If the employment of any of the named executive officers is terminated due to death or disability, the executive (or his spouse or estate) would be entitled to the following benefits:

•

Each of Messrs. Kneeland, Plummer, Gottsegen, Flannery and Asplund would receive pro-rata vesting of the next tranche of RSUs and stock options that would have vested based on the executive’s continued employment with the Company.

•	Mr. Kneeland would receive COBRA continuation coverage for up to 18 months at no cost. Messrs. Plummer, Flannery and Gottsegen would receive COBRA continuation coverage for up to one year at no cost.

Each of the named executive officers is subject to non-competition and non-solicitation restrictions for a period of time following the termination of their employment equal to two years in the case of Messrs. Kneeland and Flannery, and one year in the case of Messrs. Plummer, Gottsegen and Asplund.

The table below summarizes the compensation that the named executive officers would have received had they been terminated as of December 31, 2011.

	Termination by the Company without cause or by the executive for good reason			Death or disability
Executive	Cash severance, plus COBRA payments, if any ($)	Accelerated vesting of RSUs and stock options ($)(2)	Total ($)	COBRA payments ($)	Accelerated vesting of RSUs, Units and stock options ($)(1)	Total ($)
Michael Kneeland	3,615,057 (3,600,000 paid over two years and 15,057 paid over 18 months)(2)	1,132,095 (value of acceleration of vesting of 43,251 stock options)	4,747,152	15,057	2,540,735(value of acceleration of vesting of 27,384 RSUs and 82,014 stock options)	2,555,792

William Plummer	898,689 (paid over one year)(3)	702,799 (value of acceleration of vesting of 26,850 stock options)	1,601,488	16,689	1,600,249 (value of acceleration of vesting of 13,859 RSUs and 53,513 stock options)	1,616,938

	Termination by the Company without cause or by the executive for good reason			Death or disability
Executive	Cash severance, plus COBRA payments, if any ($)	Accelerated vesting of RSUs and stock options ($)(2)	Total ($)	COBRA payments ($)	Accelerated vesting of RSUs, Units and stock options ($)(1)	Total ($)
Matthew Flannery	1,631,689 (paid over two years)(4)	—	1,631,689	16,689	1,047,326 (value of acceleration of vesting of 12,938 RSUs and 31,718 stock options)	1,064,015

Jonathan Gottsegen	593,489 (paid over one year)(5)	415,986 (value of acceleration of vesting of 4,564 RSUs and 10,740 stock options)	1,009,475	16,689	838,915 (value of acceleration of vesting of 11,106 RSUs and 21,552 stock options)	855,604

Dale Asplund	341,689 (paid over one year)(6)	—	341,689	16,689	740,106 (value of acceleration of vesting of 9,029 RSUs and 20,210 stock options)	756,795

(1)	Except as otherwise noted, amounts in this column reflect a closing price per share of the Company’s common stock of $29.55 on December 31, 2011. The value of unvested stock options for which vesting is accelerated is calculated as the excess between the closing price per share of the Company’s common stock of $29.55 on December 31, 2011 over the exercise price for those stock options.
(2)	Representing the sum of (i) 450% of Mr. Kneeland’s annual base salary as of December 31, 2011 ($800,000) paid over two years, and (ii) $15,057, being the cost of COBRA for 18 months, paid in the form of COBRA continuation coverage at no cost to Mr. Kneeland.
(3)	Representing the sum of (i) 190% of Mr. Plummer’s annual base salary as of December 31, 2011 ($490,000) paid over one year, and (ii) $16,689, being the cost of COBRA coverage for one year, paid in the form of COBRA continuation coverage at no cost to Mr. Plummer.
(4)	Representing the sum of (i) 380% of Mr. Flannery’s annual base salary as of December 31, 2011 ($425,000) paid over two years and (ii) $16,689, being the cost of COBRA coverage for one year, paid in the form of COBRA continuation coverage at no cost to Mr. Flannery.
(5)	Representing the sum of (i) 160% of Mr. Gottsegen’s annual base salary as of December 31, 2011 ($360,500) paid over one year and (ii) $16,689, being the cost of COBRA coverage for one year, paid in the form of COBRA continuation coverage at no cost to Mr. Gottsegen.
(6)	Representing the sum of (i) Mr. Asplund’s annual base salary as of December 31, 2011 ($325,000) paid over one year and (ii) $16,689, being the cost of COBRA coverage for one year, paid in the form of COBRA continuation coverage at no cost to Mr. Asplund. Mr. Asplund’s employment agreement does not specifically require the Company to provide COBRA continuation coverage, however, the Company intends to do so.

For each of Messrs. Kneeland, Plummer, Flannery, Gottsegen, and Asplund, “cause” generally includes, among other things, and subject to compliance with specified procedures: his willful misappropriation or destruction of our property; his conviction of a felony or other crime that materially impairs his ability to perform his duties or that causes material harm to us; his engagement in willful conduct that constitutes a breach of fiduciary duty to us and results in material harm to us; and his material failure to perform his duties; and “good reason” includes, among other things: demotion from the position set forth in the executive’s employment agreement; a decrease in compensation provided for under such agreement; a material diminution of the executive’s duties and responsibilities; or required relocation to another facility that is based more than 50 miles from Greenwich, Connecticut.

The definitions summarized above vary in some respects among the named executive officers’ agreements and are described in greater detail in such agreements, which have previously been filed as exhibits to our periodic reports with the SEC.

Benefits upon a Change in Control

We summarize below the benefits in effect as of December 31, 2011, which the named executive officers would receive upon a change in control.

If we terminate Mr. Kneeland’s employment without “cause” or he resigns for “good reason” within 12 months following a change in control of the Company, Mr. Kneeland would receive the following benefits:

•

an amount equal to 2.99 times the sum of his annual base salary and his target incentive under the Executive Plan, subject to reduction to the amount that would not trigger any excise tax on “parachute payments” if the reduction would result in a higher after-tax payment; and

•	COBRA continuation coverage for up to 18 months at no cost.

Pursuant to their applicable award agreement, all of the outstanding options and RSUs granted to our named executive officers would become fully vested:

•	if the change in control results in the Company ceasing to be publicly traded; or

•	if the employment of the executive is terminated by the Company without “cause” or by the executive for “good reason” within 12 months following any other type of change in control.

The table below summarizes the compensation that the named executive officers would have received in the event of a change in control of the Company as of December 31, 2011. Because the calculations in the table are based upon SEC disclosure rules and made as of a specific date, there can be no assurance that an actual change in control, if one were to occur, would result in the same or similar compensation being paid.

Executive	Payments upon a change in control that results in the Company ceasing to be publicly traded ($)(1)	Payments (in addition to payments in the first column) upon termination by the Company without cause or by the executive for good reason within 12 months following a change in control ($)(1)		Total ($)
Michael Kneeland	5,386,979 (value of acceleration of vesting of 85,029 RSUs and 11,533 stock options)	5,397,057	(2)	10,784,036	(3)
William Plummer	3,241,039 (value of acceleration of vesting of 39,433 RSUs and 103,499 stock options)	898,689	(4)	4,139,728
Matthew Flannery	2,265,818 (value of acceleration of vesting of 32,799 RSUs and 68,499 stock options)	1,631,689	(5)	3,897,507
Jonathan Gottsegen	1,647,109 (value of acceleration of vesting of 24,767 RSUs and 39,999 stock options)	593,489	(6)	2,240,598
Dale Asplund	1,647,109 (value of acceleration of vesting of 25,166 RSUs and 38,333 stock options)	341,689	(7)	1,988,798

(1)	Amounts in this column reflect a closing price per share of the Company’s common stock of $29.55 on December 31, 2011. The value of acceleration of vesting of unvested stock options is calculated as the excess between the closing price per share of the Company’s common stock of $29.55 on December 31, 2011 over the exercise price for those stock options.
(2)	Representing the sum of (i) $5,382,000, being 2.99 times 225% of Mr. Kneeland’s annual base salary as of December 31, 2011 ($800,000) and (ii) $15,057, being the cost of COBRA for 18 months, paid in the form of COBRA continuation coverage at no cost to the Mr. Kneeland.
(3)	In the scenario illustrated in this table, the total amount payable to Mr. Kneeland would have been reduced, under the terms of his employment agreement, by $1,242,148 to a total of $9,541,886 in order to avoid triggering excise tax under 280G.
(4)	Representing the sum of (i) 180% of Mr. Plummer’s annual base salary as of December 31, 2011 ($490,000) paid over one year and (ii) $16,689, being the cost of COBRA coverage for one year, paid in the form of COBRA continuation coverage at no cost to Mr. Plummer.
(5)	Representing the sum of (i) 380% of Mr. Flannery’s annual base salary as of December 31, 2011 ($425,000) paid over one year and (ii) $16,689, being the cost of COBRA coverage for one year, paid in the form of COBRA continuation coverage at no cost to Mr. Flannery.
(6)	Representing the sum of (i) 160% of Mr. Gottsegen’s annual base salary as of December 31, 2011 ($360,500) paid over one year and (ii) $16,689, being the cost of COBRA coverage for one year, paid in the form of COBRA continuation coverage at no cost to Mr. Gottsegen.
(7)	Representing the sum of (i) Mr. Asplund’s annual base salary as of December 31, 2011 ($325,000) paid over one year and (ii) $16,689, being the cost of COBRA coverage for one year, paid in the form of COBRA continuation coverage at no cost to Mr. Asplund. Mr. Asplund’s employment agreement does not specifically require the Company to provide COBRA continuation coverage, however, the Company intends to do so.

For purposes of the named executive officers’ grants, a “change in control” generally includes a person or entity acquiring more than 50% of the total voting power of the Company’s outstanding voting securities, as well as any merger, sale or disposition by the Company of all or substantially all of its assets or business combination involving the Company (other than a merger or business combination that leaves the voting securities of the Company outstanding immediately prior thereto continuing to represent—either by remaining outstanding or by being converted into voting securities of the surviving entity—more than 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or business combination). This definition varies in some respects among the named executive officers’ agreements and is described in greater detail in such agreements. In particular, earlier award agreements may contain different definitions.

DIRECTOR COMPENSATION

Director Fees

Directors who are executive officers of the Company are not paid additional compensation for serving as directors.

For 2011, the Company’s non-executive chairman received total annual compensation of $410,000, with (i) one-half paid in cash, in arrears, quarterly at the same time that other non-management directors receive the cash component of their pay (described below), and (ii) one-half paid in fully vested RSUs, granted on the date of the Company’s annual meeting and, subject to acceleration in certain circumstances, settled three years after the date of grant. For any partial year, a pro-rata portion of such compensation is paid. Such compensation is in lieu of any other director’s pay (e.g., annual retainer fees and meeting attendance fees).

For 2011, the Company’s non-management directors (other than its non-executive chairman) received the following compensation (as applicable):

•

annual retainer fees of (i) $80,000 for serving as director, (ii) $25,000 for serving as chairman of the Audit Committee, (iii) $15,000 for serving as chairman of the Compensation Committee, (iv) $10,000 for serving as chairman of the Nominating and Corporate Governance Committee or the Strategy Committee and (v) $7,500 for serving as chairman of the Finance Committee or the International Strategy Sub-Committee;

•

annual retainer fees of (i) $12,500 for serving as a member of the Audit Committee, (ii) $7,500 for serving as a member of the Compensation Committee and (iii) $5,000 for serving as a member of the Nominating and Corporate Governance Committee or the Strategy Committee;

•	meeting attendance fees of $1,500 for each Finance Committee and Strategy Committee meeting; and

•	an annual equity grant of $80,000 in fully vested RSUs, generally to be paid after three years (subject to acceleration and further deferral in certain circumstances).

The Board believes stock ownership guidelines are a key vehicle for aligning the interests of directors and the Company’s stockholders and has adopted stock ownership guidelines for non-management directors. Under these guidelines, within four years after joining the Board (or May 1, 2006 in the case of existing members), each non-management member of the Board is required to hold three times the annual cash retainer in the Company’s common stock. The following shares count towards meeting these ownership guidelines: shares that are directly owned by the non-management director; shares that are beneficially owned by the non-management director, such as shares held in “street name” through a broker or shares held in trust; amounts credited to the non-management director’s deferred compensation account that are invested or deemed invested in the Company’s common stock; unvested restricted stock or RSUs that vest based on continued service; and the value of the spread (the difference between the exercise price and the full market value of the Company’s common stock) of fully vested stock options. Each of the non-management directors had satisfied the stock ownership guidelines when their holdings were measured as of March 2011.

The Company also maintains a medical benefits program, comparable to that offered to its employees, in which its directors are eligible to participate at their own cost.

The Company believes its compensation arrangements for non-management directors are comparable to the compensation levels for non-management directors at the majority of its peer companies.

Deferred Compensation Plan for Directors

The Company maintains the United Rentals, Inc. Deferred Compensation Plan for Directors, under which its non-management directors may elect to defer receipt of the fees that would otherwise be payable to them. Deferred fees are credited to a book-keeping account and are deemed invested, at the director’s option, in either a money market fund or shares of the Company’s common stock. In such event, the director’s account either is credited with shares in the money market fund or shares of the Company’s common stock equal to the deferred amount, and the account is fully vested at all times.

In addition, non-management directors have the ability to elect to further defer the settlement of their vested RSUs for at least five years beyond the originally scheduled settlement date in a manner consistent with Section 409A and the applicable regulations. See “Security Ownership of Certain Beneficial Owners and Management” for information regarding the outstanding RSUs held by the Company’s non-management directors.

Director Compensation for Fiscal Year 2011

The table below summarizes the compensation paid by the Company to non-management directors for the fiscal year ended December 31, 2011.

Name	Fees Earned in Cash 2011 ($)		Stock Award(1)(2) ($)	Total ($)
Jenne K. Britell	200,000	(3)	210,013	410,013
Jose B. Alvarez	97,500		80,006	177,506
Howard L. Clark, Jr.	96,000		80,006	176,006
Bobby J. Griffin	99,096	(4)	80,006	179,102
Singleton B. McAllister	100,000		80,006	180,006
Brian D. McAuley	120,000		80,006	200,006
John S. McKinney	102,500		80,006	182,506
Jason D. Papastavrou	100,000		80,006	180,006
Filippo Passerini	103,500		80,006	183,506
Keith Wimbush	95,438		80,006	175,444

(1)	The amounts in this column represent the grant date fair value of RSU awards computed in accordance with stock-based compensation accounting rules (ASC Topic 718) for 2011. The valuation methodology is based on the fair market value of the Company’s common stock on the grant date. Fair market value is based on the closing price per share of the Company’s common stock of $27.13 on May 11, 2011.
(2)	Each non-management director received an award of 2,949 RSUs on May 11, 2011, except for Dr. Britell, who received 7,741 as the equity component of her compensation arrangement as non-executive chairman of the Company. For purposes of determining the number of RSUs to grant, the closing price per share of the Company’s common stock of $27.13 on May 11, 2011 was used. Because we do not grant fractional RSUs, the number of RSUs granted is rounded up to the nearest whole share of common stock and, accordingly, the actual value of the RSU component of director compensation may vary slightly from the director fees discussed above. All RSUs granted to non-management directors in 2011 are fully vested as of the date of grant but are not settled until the earlier of (i) May 11, 2014, (ii) the fifth business day following the director’s termination of service for any reason and (iii) the date of a change in control of the Company (subject to further deferral in certain circumstances). Messrs. Griffin and Papastavrou elected to defer the settlement of the RSUs granted in 2011 until May 11, 2019.

(3)	Represents cash compensation earned in 2011 under the compensation arrangement for the non-executive chairman of the Company (total annual compensation under this arrangement is $410,013, $200,000 of which was paid in cash and the remainder in fully vested RSUs).
(4)	Represents cash compensation earned in 2011, $27,950 of which was paid in cash and the remainder of which was deferred, resulting in the issuance of fully vested RSUs.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2011, the members of the Compensation Committee included Ms. McAllister and Messrs. Alvarez, Griffin and Wimbush. None of the members of the Compensation Committee were ever an officer or employee of the Company or its subsidiaries or had any relationship with the Company requiring disclosure as a related party transaction under applicable rules of the SEC. During fiscal year 2011, none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on our Compensation Committee; none of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee; and none of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as a member of our Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

CERTAIN BENEFICIAL OWNERS OF

HOLDINGS’ COMMON STOCK

The following tables set forth, to the best of Holdings’ knowledge and belief, certain information regarding the beneficial ownership of Holdings’ common stock as of April 16, 2012 by (i) each person known to Holdings to be the beneficial owner of more than 5% of the outstanding Holdings’ common stock, (ii) each director and certain named executive officers of Holdings and (iii) all of Holdings’ directors and executive officers as a group.

Security Ownership of Certain Beneficial Owners

The following sets forth certain information concerning each person known to URI who may be considered a beneficial owner of more than 5% of the outstanding shares of URI common stock as of March 21, 2012.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
BlackRock, Inc.	6,436,819	(1)	10.09%
The Vanguard Group, Inc.	4,075,669	(2)	6.39%
Wellington Management Company, LLP	4,017,078	(3)	6.30%

(1)	Derived from a Schedule 13G/A filed with the SEC on February 13, 2012, by BlackRock, Inc. with respect to holdings as of January 31, 2012. According to the Schedule 13G/A, BlackRock, Inc. is a parent holding company or control person in accordance with Rule 13d-1(b)(ii)(G) of the Exchange Act. BlackRock, Inc. is the beneficial owner of 6,436,819 shares, of which it has sole power to vote or direct the vote of 6,436,819 shares and the sole power to dispose or to direct the disposition of 6,436,819 shares. BlackRock, Inc.’s address is 40 East 52nd Street, New York, New York 10022.
(2)	Derived from a Schedule 13G/A filed with the SEC on February 9, 2012 with respect to holdings as of December 31, 2011. According to the Schedule 13G/A, The Vanguard Group, Inc. is an investment advisor. It is the beneficial owner of 4,075,669 shares, with the sole power to vote or direct the vote of 93,009 shares, the sole power to dispose or to direct the disposition of 3,982,660 shares and the shared power to dispose or direct the disposition of 93,009 shares. The Vanguard Group, Inc.’s address is 100 Vanguard Blvd., Malvern, Pennsylvania 19335.
(3)	Derived from a Schedule 13G/A filed with the SEC on February 14, 2012 with respect to holdings as of December 31, 2011. According to the Schedule 13G/A, Wellington Management Company, LLP is an investment advisor. It is the beneficial owner of 4,017,078 shares, with the shared power to vote or direct the vote of 3,348,476 shares and the shared power to dispose or to direct the disposition of 4,017,078 shares. Wellington Management’s address is 280 Congress Street, Boston, Massachusetts 02210.

Security Ownership by Management

Direct and indirect ownership of common stock by each of the directors, each of the named executive officers and by all executive officers as a group is set forth in the following table as of April 16, 2012, together with the percentage of total shares outstanding represented by such ownership. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Exchange Act, under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if he or she has the right to acquire the beneficial ownership of the security within 60 days.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class(2)
Michael J. Kneeland	450,714	(3)	*
William B. Plummer	221,806	(4)	*
Matthew J. Flannery	51,761	(5)	*
Jonathan M. Gottsegen	7,457		*
Dale A. Asplund	834	(6)	*
Jenne K. Britell	58,774	(7)	*

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class(2)
José B. Alvarez	17,307	(8)	*
Howard L. Clark, Jr.	24,653	(9)	*
Bobby J. Griffin	18,184	(10)	*
Singleton B. McAllister	26,717	(11)	*
Brian D. McAuley	29,011	(12)	*
John S. McKinney	14,907	(13)	*
Jason D. Papastavrou	23,717	(14)	*
Filippo Passerini	14,907	(15)	*
Keith Wimbush	17,681	(16)	*
All executive officers and directors as a group (16 persons)	985,413	(17)	1.5%

*	Less than 1%
(1)	The address of each executive officer and director is c/o United Rentals, Inc., Five Greenwich Office Park, Greenwich, Connecticut 06831.
(2)

Unless otherwise indicated, each person or group of persons named above has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares, which, as of a given date, such person or group has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security, which such person or group has the right to acquire within 60 days after such date, is deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group.

(3)	Consists of 199,234 outstanding shares, 242,481 shares issuable upon the exercise of currently exercisable stock options and 8,999 shares held indirectly through a retirement plan.
(4)	Consists of 60,639 outstanding shares, 161,167 shares issuable upon the exercise of currently exercisable stock options.
(5)	Consists of 34,928 outstanding shares, 16,833 shares issuable upon the exercise of currently exercisable stock options.
(6)	Consists of 834 shares issuable upon settlement of RSUs that will vest in April 2012.
(7)

Consists of 10,876 outstanding shares and 47,898 shares issuable upon settlement of RSUs that have vested (but with respect to which settlement of 21,938 RSUs is deferred until June 2012, settlement of 13,039 RSUs is deferred until May 2013, settlement of 7,741 RSUs is deferred until May 2014 and settlement of 5,180 RSUs is deferred until May 2016, subject to acceleration in certain conditions).

(8)

Consists of 2,400 outstanding shares and 14,907 shares issuable upon settlement of RSUs that have vested (but with respect to which settlement of 7,500 RSUs is deferred until June 2012, settlement of 4,458 RSUs is deferred until May 2013 and settlement of 2,949 RSUs is deferred until May 2014, subject to acceleration in certain conditions).

(9)

Consists of 3,746 outstanding shares, 6,000 shares issuable upon the exercise of currently exercisable stock options and 14,907 shares issuable upon settlement of RSUs that have vested (but with respect to which settlement of 7,500 RSUs is deferred until June 2012, settlement of 4,458 RSUs is deferred until May 2013 and settlement of 2,949 RSUs is deferred until May 2014, subject to acceleration in certain conditions).

(10)

Consists of 14,907 shares issuable upon settlement of RSUs that have vested (but with respect to which settlement of 7,500 RSUs is deferred until June 2017, settlement of 4,458 RSUs is deferred until May 2018 and settlement of 2,949 RSUs is deferred until May 2019, subject to acceleration in certain conditions) and 3,277 shares issuable upon settlement of Phantom Stock Units that will be paid on the first day of the month following termination of Mr. Griffin’s service as a director.

(11)

Consists of 5,810 outstanding shares, 6,000 shares issuable upon the exercise of currently exercisable stock options and 14,907 shares issuable upon settlement of RSUs that have vested (but with respect to which settlement of 7,500 RSUs is deferred until June 2012, settlement of 4,458 RSUs is deferred until May 2013 and settlement of 2,949 RSUs is deferred until May 2014, subject to acceleration in certain conditions).

(12)

Consists of 8,104 outstanding shares, 6,000 shares issuable upon the exercise of currently exercisable stock options and 14,907 shares issuable upon settlement of RSUs that have vested (but with respect to which settlement of 7,500 RSUs is deferred until June 2012, settlement of 4,458 RSUs is deferred until May 2013 and settlement of 2,949 RSUs is deferred until May 2014, subject to acceleration in certain conditions).

(13)

Consists of 14,907 shares issuable upon settlement of RSUs that have vested (but with respect to which settlement of 7,500 RSUs is deferred until June 2012, settlement of 4,458 RSUs is deferred until May 2013 and settlement of 2,949 RSUs is deferred until May 2014, subject to acceleration in certain conditions).

(14)

Consists of 3,036 outstanding shares, 3,000 shares issuable upon the exercise of currently exercisable stock options and 17,681 shares issuable upon settlement of RSUs that have vested (but with respect to which settlement of 2,774 RSUs is deferred until May 2016, settlement of 7,500 RSUs is deferred until June 2017, settlement of 4,458 RSUs is deferred until May 2018 and settlement of 2,949 RSUs is deferred until May 2022, subject to acceleration in certain conditions).

(15)

Consists of 14,907 shares issuable upon settlement of RSUs that have vested (but with respect to which settlement of 7,500 RSUs is deferred until June 2012, settlement of 4,458 RSUs is deferred until May 2013 and settlement of 2,949 RSUs is deferred until May 2014, subject to acceleration in certain conditions).

(16)

Consists of 2,774 outstanding shares and 14,907 shares issuable upon settlement of RSUs that have vested (but with respect to which settlement of 7,500 RSUs is deferred until June 2012, settlement of 4,458 RSUs is deferred until May 2013 and settlement of 2,949 RSUs is deferred until May 2014, subject to acceleration in certain conditions).

(17)

Consists of 345,987 outstanding shares, 441,481 shares issuable upon the exercise of currently exercisable stock options, 188,946 shares issuable upon settlement of RSUs that have vested (but with respect to which settlement is deferred) or will vest within 60 days and 8,999 shares held indirectly through the Company’s retirement plan.

Ownership of Securities

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the Company’s executive compensation plans in effect as of December 31, 2011:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	2,172,260	(2)	$10.25	1,710,433	(3)
Equity compensation plan not approved by security holders(1)	588,961	(4)	$7.77	—
Total	2,761,221			1,710,433

(1)	Does not include the shares that would be available upon shareholder approval of the amendment to increase the number of shares of common stock available for issuance under the Amended and Restated 2010 Plan, which is subject to stockholder approval at our 2012 annual meeting.
(2)	Consists of awards issued under the 2010 Plan, the 2001 Comprehensive Stock Plan and the 1997 Stock Option Plan. This amount includes 1,225,492 restricted stock units. The weighted-average exercise price information in column (b) does not include these restricted stock units.
(3)	Consists of shares available under the 2010 Plan and the 2001 Comprehensive Stock Plan, which may be subject to awards of stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance awards as determined by the Committee in its discretion. In addition, shares covered by outstanding awards become available for new awards if the award is forfeited or expires before delivery of the shares. No additional awards may be granted under the 1997 Stock Option Plan.
(4)	Consists of awards issued under the 1998-2 Stock Option Plan. The plans that were not approved by our stockholders are our 1998 Supplemental Stock Option Plan and our 2001 Stock Plan, although there are no awards outstanding under our 2001 Stock Plan. Only employees who are not officers or directors are eligible for awards under these plans. The 1998 Supplemental Stock Option Plan provides for the grant of stock options, and the 2001 Stock Plan provides for the award of equity and equity-based awards including stock options and shares of restricted stock. As noted above, no further shares are authorized for grant under these plans other than shares that become available for grant due to the cancellation or termination of outstanding awards.

Item 13. Certain Relationships and Related Transactions; Director Independence

Certain Relationships and Related Person Transactions

The Board has adopted a written policy for the review and approval of any “related party transaction,” which is defined under the policy as any relationship, arrangement, transaction or series of similar transactions between the Company and one of our executive officers, directors, director nominees (or their respective immediate family members), 5% stockholders or an entity in which any of the foregoing has a direct or indirect material interest, including transactions requiring disclosure under Item 404(a) of Regulation S K under the Exchange Act, other than the following:

•	transactions available to all employees generally;

•

transactions where the related party’s interest arises solely from the ownership of our securities and all holders of the securities receive the same benefit on a pro-rata basis, unless, in the case of securities other than our common stock, related parties participating in the transaction in the aggregate own more than 25% of the outstanding shares or principal amount of the securities;

•	transactions involving (or reasonably expected to involve) less than $120,000 in any 12 month period when aggregated;

•	transactions involving director or executive officer retention, services, benefits or compensation approved or recommended by the Compensation Committee or approved by the Board; or

•

transactions between the Company and another entity in which (i) the related party is an immediate family member of a director or executive officer of the Company and his or her only relationship with the other entity is as an employee (other than an executive officer) and/or less than 3% beneficial owner of the entity, and (ii) the aggregate amount involved does not exceed 5% of the other entity’s annual revenues.

Any proposed related party transaction will be reviewed and, if deemed appropriate, approved by the Audit Committee. When practicable, the review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Audit Committee will review, and, if deemed appropriate, ratify the transaction. In either case, the Audit Committee will take into account, among other factors deemed appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. The Board has also delegated to the chairman of the Audit Committee the authority to approve or ratify related party transactions in which the aggregate amount involved is reasonably expected to be less than $1 million, subject to reporting at the next Audit Committee meeting any such approval or ratification.

Director Independence

In assessing director independence, we follow the criteria of the NYSE. In addition, and without limiting the NYSE independence requirements, we apply our own categorical independence standards. You can access these standards on our website at http://www.ur.com under “Corporate Governance” in the Investor Relations section. Under these standards, we do not consider a director to be independent if he or she is, or in the past three years has been:

•	employed by the Company or any of its affiliates;

•

an employee or owner of a firm that is one of the Company’s or any of its affiliates’ paid advisors or consultants (unless the Company’s relationship, or the director’s relationship, with such firm does not continue after the director joins the Board, or the Company’s annual payments to such firm did not exceed 1% of such firm’s revenues in any year);

•	employed by a significant customer or supplier;

•	party to a personal service contract with the Company or the chairman, chief executive officer or other executive officer of the Company or any of its affiliates;

•

an employee or director of a foundation, university or other non-profit organization that receives significant grants or endowments from the Company or any of its affiliates or a direct beneficiary of any donations to such an organization;

•	a relative of any executive officer of the Company or any of its affiliates; or

•

part of an interlocking directorate in which the chief executive officer or other executive of the Company serves on the Board of a third-party entity (for-profit or not-for-profit) employing the director.

A substantial majority of our directors must be independent under our corporate governance guidelines, which are more stringent than NYSE rules in this regard. Ten of our eleven directors have been determined by the Nominating and Corporate Governance Committee and the Board to be independent under those criteria: Jenne K. Britell; José B. Alvarez; Howard L. Clark, Jr.; Bobby J. Griffin; Singleton B. McAllister; Brian D. McAuley; John S. McKinney; Jason D. Papastavrou; Filippo Passerini; and Keith Wimbush. In addition, the Board has determined that each of these directors also meets the categorical independence standards described above. Michael J. Kneeland, our chief executive officer, is not considered independent because he is an employee of the Company.

In accordance with SEC regulations, with respect to the directors that we have identified as being independent under NYSE rules, we discuss below certain relationships considered by the Board in making its independence determinations. Each relationship was determined by the Board to be an “immaterial relationship” that would not disqualify the particular director from being classified as an independent director. In addition to the independence determination, each such relationship was considered by the Board (pursuant to the Company’s Code of Business Conduct) and/or the Audit Committee, pursuant to the Company’s Related Party Transactions Policy.

Howard Clark, who is not standing for re-election at the 2012 annual meeting, became a director of the Company in April 2004. He was a vice chairman of Barclays Capital Inc., the investment banking division of Barclays PLC, from September 2008 until his retirement in June 2011. During 2011, the Company engaged Barclays Capital in a transactional and non-advisory capacity to serve as a counterparty for two fuel hedging transactions, for which Barclays Capital received monetary compensation. In connection with each transaction, the Company solicited bids from a minimum of two potential counterparties to ensure that the transaction would be competitively priced. Barclays Capital also served as a non-lead bank and one of 25 lenders in connection with the Company having entered into an asset-based loan facility in October 2011. The Board determined that the foregoing relationships were immaterial given that Mr. Clark had no involvement in the decision by the Company to engage Barclays Capital and the amounts paid by the Company to Barclays Capital (a portion of which will be paid in 2012) represent substantially less than 1% of Barclays Capital’s annual revenues.

Item 14. Principal Accountant Fees and Services

Information Concerning Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the fees paid or accrued by the Company for the audit and other services provided by Ernst & Young for fiscal years 2011 and 2010.

	2011	2010
Audit Fees	$2,434,511	$2,450,202
Audit-Related Fees	$55,000	$55,000
Tax Fees	$38,150	$288,575
All Other Fees	$3,000	$6,000

Total	$2,530,661	$2,799,777

Audit Fees. Audit fees consist of fees associated with the integrated audit of our annual financial statements and internal control over financial reporting, review of our quarterly reports on Form 10-Q, and other services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for services, other than the services described under “Audit Fees,” which are reasonably related to the audit of our annual financial statements and review of our quarterly reports on Form 10-Q. These fees included fees for services related to audits of the Company’s employee benefit plans of $55,000 in fiscal 2011 and $55,000 in fiscal 2010.

Tax Fees. Tax fees consist of fees for services rendered for tax compliance, tax advice and tax planning. These fees included fees for (i) assistance with international tax services of $28,000 in fiscal 2011 and $285,075 in fiscal 2010, and (ii) other tax services of $10,150 in fiscal 2011 and $3,500 in fiscal 2010.

All Other Fees. All other fees consist of fees for services, other than services described in the above three categories, totaling $3,000 in fiscal 2011 and $6,000 in fiscal 2010, principally including support services.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The charter of the Audit Committee requires that the committee pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and Rule 2-01 of Regulation S-X thereunder. The Audit Committee pre-approved 100% of the auditing services and permitted non-audit services rendered by Ernst & Young in 2011 and 2010.

The Audit Committee’s policy is to either pre-approve specific services or specific categories of services. In each case, a fee budget is approved for the service or category, as the case may be, and such budget may not be exceeded without further approval by the Audit Committee. When a category of service is pre-approved, sufficient details must be provided to enable the members of the Audit Committee to understand the nature of the services being approved. In addition, the categories must be sufficiently narrow that management will not later be placed in the position of deciding the scope of the services that have been pre-approved.

The Audit Committee may delegate its pre-approval authority to a subcommittee consisting of one or more members of the Audit Committee; provided that any pre-approval by an individual member is required to be reported to the full committee for its review at its next scheduled meeting. Currently, Mr. McKinney exercises such delegated pre-approval authority on behalf of the Audit Committee.

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

(3) Exhibits: The exhibits to this report are listed in the exhibit index below.

(b) Description of exhibits

Exhibit Number	Description of Exhibit
2(a)	Agreement and Plan of Merger, dated as of December 15, 2011, by and between United Rentals, Inc. and RSC Holdings Inc. (incorporated by reference to Exhibit 2.1 of the United Rentals, Inc. Report on Form 8-K filed on December 21, 2011)

3(a)	Restated Certificate of Incorporation of United Rentals, Inc., dated March 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)

3(b)	By-laws of United Rentals, Inc., amended as of December 20, 2010 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on December 23, 2010)

3(c)	Amended and Restated Certificate of Incorporation of United Rentals (North America), Inc. (incorporated by reference to Exhibit 3.3 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

3(d)	By-laws of United Rentals (North America), Inc. (incorporated by reference to Exhibit 3.4 of the United Rentals (North America), Inc. Report on Form 10-Q for the quarter ended June 30, 1998)

4(a)	Form of Certificate representing United Rentals, Inc. Common Stock (incorporated by reference to Exhibit 4 of Amendment No. 2 to the United Rentals, Inc. Registration Statement on Form S-1, Registration No. 333-39117, filed on December 3, 1997)

4(b)	Rights Agreement, dated September 28, 2001, between United Rentals, Inc. and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference to Exhibit 4 of the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

Exhibit Number	Description of Exhibit
4(c)	First Amendment, dated as of July 22, 2007, to the Rights Agreement, dated September 28, 2001, between United Rentals, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on July 24, 2007)

4(d)	Second Amendment, dated as of October 16, 2008 to the Rights Agreement, dated September 28, 2001, between United Rentals, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2008)

4(e)	Form of Certificate of Designation for Series E Junior Participating Preferred Stock (incorporated by reference to Exhibit A of Exhibit 4 of the United Rentals, Inc. Report on Form 8-K filed on October 5, 2001)

4(f)	Certificate of Trust of United Rentals Trust I (incorporated by reference to Exhibit 4(a) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463, filed on September 28, 1998)

4(g)	Amended and Restated Trust Agreement, dated August 5, 1998, relating to United Rentals Trust I, among United Rentals, Inc., The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein (incorporated by reference to Exhibit 10(ii) of the United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171, filed on September 10, 1998)

4(h)	Form of Certificate representing 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPs”) (incorporated by reference to Exhibit 4(e) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463, filed on September 28, 1998)

4(i)	Indenture, dated August 5, 1998, relating to 6 1/2 percent Convertible Subordinated Debentures, between United Rentals, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10(hh) of the United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171, filed on September 10, 1998)

4(j)	Form of Certificate representing 6 1/2 percent Convertible Subordinated Debentures (incorporated by reference to Exhibit 4(f) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-64463, filed on September 28, 1998)

4(k)	Guarantee Agreement, dated August 5, 1998, between United Rentals, Inc. and The Bank of New York (incorporated by reference to Exhibit 10(jj) of the United Rentals, Inc. Registration Statement on Form S-4, Registration No. 333-63171, filed on September 10, 1998)

4(l)	Supplement, dated as of September 19, 2005, relating to the QUIPs (incorporated by reference to Exhibit 4.5 of the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4(m)	Indenture, dated as of October 31, 2003, relating to 1 7/8 percent Convertible Senior Subordinated Notes due 2023, among United Rentals (North America), Inc., United Rentals, Inc., as Guarantor, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2003)

4(n)	Supplemental Indenture, dated as of September 19, 2005, relating to 1 7/8 percent Convertible Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.4 of the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4(o)	Form of 1 7/8 percent Convertible Senior Subordinated Notes due 2023 (incorporated by reference to Section 2.02 of Exhibit 4 (a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2003)

Exhibit Number	Description of Exhibit
4(p)	Indenture, dated as of November 12, 2003, relating to 7 3/4 percent Senior Subordinated Notes due 2013, among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2003)

4(q)	Supplemental Indenture, dated as of September 19, 2005, relating to 7 3/4 percent Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4(r)	Form of 7 3/4 percent Senior Subordinated Notes due 2013 (incorporated by reference to Exhibits A-1 and A-2 of Exhibit 4(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended September 30, 2003)

4(s)	Indenture, dated as of January 28, 2004, relating to 7 percent Senior Subordinated Notes due 2014, among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4(t)	Supplemental Indenture, dated as of September 19, 2005, relating to 7 percent Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 of the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4(u)	Form of 7 percent Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits A-1 and A-2 of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4(v)	Indenture, dated as of February 17, 2004, relating to 6 1/2 percent Senior Notes due 2012, among United Rentals (North America), Inc., the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4(w)	Supplemental Indenture, dated as of September 19, 2005, relating to 6 1/2 percent Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on September 23, 2005)

4(x)	Form of 6 1/2 percent Senior Notes due 2012 (incorporated by reference to Exhibits A-1 and A-2 of Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on February 23, 2004)

4(y)	Indenture, dated as of June 9, 2009, relating to 10 7/8 percent Senior Notes due 2016, among United Rentals (North America), Inc., United Rentals, Inc., the Subsidiaries named in Schedule A and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on June 12, 2009)

4(z)	Form of 10 7/8 percent Senior Notes due 2016 (incorporated by reference to Exhibits A-1 and A-2 of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on June 12, 2009)

4(aa)	Indenture, dated as of November 17, 2009, relating to 4 percent Convertible Senior Notes due 2015, between United Rentals, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

4(bb)	Form of 4 percent Convertible Senior Notes due 2015 (incorporated by reference to Exhibit A of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

4(cc)	Indenture, dated as of November 17, 2009, relating to 9 1/4 percent Senior Notes due 2019, among United Rentals (North America), Inc., United Rentals, Inc., United Rentals (North America), Inc.’s subsidiaries named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

Exhibit Number	Description of Exhibit
4(dd)	Form of 9 1/4 percent Senior Notes due 2019 (incorporated by reference to Exhibit A of Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

4(ee)	Indenture, dated as of October 26, 2010, relating to 8 3/8 percent Senior Subordinated Notes due 2020, among United Rentals (North America), Inc., United Rentals, Inc., United Rentals (North America), Inc.’s subsidiaries named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on October 26, 2010)

4(ff)	Supplemental Indenture, dated as of December 1, 2010, relating to 8 3/8 percent Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4(ff) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)

4(gg)	Form of 8 3/8 percent Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit A of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on October 26, 2010)

4(hh)	Indenture for the 2022 Senior Notes, dated as of March 9, 2012, between UR Financing Escrow Corporation, and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

4(ii)	Indenture for the 2020 Senior Notes, dated as of March 9, 2012, between UR Financing Escrow Corporation, and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

4(jj)	Indenture for the Senior Secured Notes, dated as of March 9, 2012, between UR Financing Escrow Corporation, and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.3 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

10(a)	1997 Stock Option Plan of United Rentals, Inc. (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Registration Statement on Form S-l, Registration No. 333-39117, filed on October 30, 1997)‡

10(b)	1998 Supplemental Stock Option Plan of United Rentals, Inc., as amended and restated (incorporated by reference to Exhibit 10(h) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2005)‡

10(c)	2001 Stock Plan of United Rentals, Inc. (incorporated by reference to Exhibit 4.6 of the United Rentals, Inc. Registration Statement on Form S-8, No. 333-60458 filed on May 8, 2001)‡

10(d)	2001 Comprehensive Stock Plan of United Rentals, Inc. (formerly the 2001 Senior Stock Plan) (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10(e)	United Rentals, Inc. Deferred Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10(f)	Amendment Number One to the United Rentals, Inc. Deferred Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10(g)	United Rentals, Inc. Deferred Compensation Plan for Directors, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

Exhibit Number	Description of Exhibit
10(h)	Amendment Number One to the United Rentals, Inc. Deferred Compensation Plan for Directors, as amended and restated, effective December 16, 2008‡ (incorporated by reference to Exhibit 10(h) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10(i)	United Rentals, Inc. Annual Incentive Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10(j)	Amendment Number One to the United Rentals, Inc. Annual Incentive Compensation Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10(j) of the United Rentals, Inc. Annual Report on Form 10- K for the year ended December 31, 2010)‡

10(k)	United Rentals, Inc. 2009 Annual Incentive Compensation Plan, effective for bonuses granted for the 2009 fiscal year (incorporated by reference to Annex A of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on April 30, 2009)‡

10(l)	United Rentals, Inc. Long-Term Incentive Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10(m)	United Rentals, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A of the United Rentals, Inc. Proxy Statement on Schedule 14A filed on March 31, 2010)‡

10(n)	Form of United Rentals, Inc. 2010 Long-Term Incentive Plan Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2010)‡

10(o)	Form of United Rentals, Inc. 2010 Long Term Incentive Plan Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2011)‡

10(p)	United Rentals, Inc. Restricted Stock Unit Deferral Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10(q)	Amendment Number One to the United Rentals, Inc. Restricted Stock Unit Deferral Plan, as amended and restated, effective December 16, 2008‡ (incorporated by reference to Exhibit 10(p) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10(r)	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10(s)	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management, effective for grants of awards beginning in 2009 (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2009)‡

10(t)	Form of United Rentals, Inc., Restricted Stock Unit Agreement for Senior Management, effective for grants of awards beginning in 2010 (incorporated by reference to Exhibit 10(e) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10(u)	Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

Exhibit Number	Description of Exhibit
10(v)	Form of United Rentals, Inc. 2010 Long Term Incentive Plan Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2011) ‡

10(w)	Form of United Rentals, Inc. Stock Option Agreement for Senior Management (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2009)‡

10(x)	Form of United Rentals, Inc. Stock Option Agreement for Senior Management, effective for grants of awards beginning in 2010 (incorporated by reference to Exhibit 10(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10(y)	Form of Directors Option Agreement of United Rentals, Inc. (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on March 8, 2005)‡

10(z)	Board of Directors compensatory plans, as described under the caption “Director Compensation” in this Annual Report on Form 10-K

10(aa)	Employment Agreement, dated as of August 22, 2008, between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on August 25, 2008)‡

10(bb)	First (renumbered Second) Amendment, dated January 15, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on January 15, 2009)‡***

10(cc)	Third Amendment, dated March 13, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)‡

10(dd)	Fourth Amendment, effective as of August 22, 2008, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10(dd) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10(ee)	Form of 2001 Comprehensive Stock Plan Restricted Stock Unit Agreement with Michael J. Kneeland (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on August 25, 2008)‡

10(ff)	Employment Agreement, dated as of December 1, 2008, between United Rentals, Inc. and William B. Plummer (including Restricted Stock Unit Agreement) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on November 25, 2008)‡

10(gg)	Second Amendment, effective as of December 1, 2008, to the Employment Agreement between United Rentals, Inc. and William B. Plummer (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10(hh)	Third Amendment, dated as of December 22, 2011, to the Employment Agreement between United Rentals, Inc. and William B. Plummer (filed with the Original Filing)‡

10(ii)	Employment Agreement, dated August 30, 2006, between United Rentals, Inc. and John Fahey (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on September 1, 2006)‡

10(jj)	First Amendment, effective as of August 30, 2006, to the Employment Agreement between United Rentals, Inc. and John Fahey (incorporated by reference to Exhibit 10(ii) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

Exhibit Number	Description of Exhibit
10(kk)	Employment Agreement, last dated September 3, 2008, between United Rentals, Inc. and Ken DeWitt (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2009)‡

10(ll)	First Amendment, effective as of September 3, 2008, to the Employment Agreement between United Rentals, Inc. and Ken DeWitt (incorporated by reference to Exhibit 10(kk) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10(mm)	Severance Agreement and General Release, effective as of December 7, 2011, between United Rentals, Inc. and Ken DeWitt (filed with the Original Filing)‡

10(nn)	Employment Agreement, dated as of February 2, 2009, between United Rentals, Inc. and Jonathan Gottsegen (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2008)‡

10(oo)	First Amendment, dated as of March 31, 2010, to the Employment Agreement between United Rentals, Inc. and Jonathan Gottsegen (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10(pp)	Second Amendment, effective as of February 2, 2009, to the Employment Agreement between United Rentals, Inc. and Jonathan Gottsegen (incorporated by reference to Exhibit 10(nn) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010) ‡

10(qq)	Employment Agreement, dated as of May 11, 2008, between United Rentals, Inc. and Joseph Dixon (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10(rr)	First Amendment, effective as of May 11, 2008, to the Employment Agreement between United Rentals, Inc. and Joseph Dixon (incorporated by reference to Exhibit 10(pp) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010) ‡

10(ss)	Employment Agreement, dated as of March 12, 2010, between United Rentals, Inc. and Matthew Flannery (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10(tt)	First Amendment, effective as of March 12, 2010, to the Employment Agreement between United Rentals, Inc. and Matthew Flannery (incorporated by reference to Exhibit 10(rr) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10(uu)	First Amendment, dated April 28, 2008, to the Employment Agreement between United Rentals, Inc. and Dale Asplund (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2011) ‡

10(vv)	Form of Amendment to Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.6 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10(ww)	Form of Indemnification Agreement for executive officers and directors (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2009)‡

10(xx)	Amended and Restated Credit Agreement, dated October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals Financing Limited Partnership, Bank of America N.A., Wells Fargo Capital Finance, LLC, Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

Exhibit Number	Description of Exhibit
10(yy)	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 16, 2011, to that certain Amended and Restated Credit Agreement, dated as of October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals Financing Limited Partnership, the financial institutions party thereto from time to time (the “Lenders”), Bank of America N.A., as agent for the Lenders, and the other parties thereto (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on December 29, 2011).

10(zz)	Amended and Restated U.S. Security Agreement, dated October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10(aaa)	Amended and Restated U.S. Intellectual Property Security Agreement, dated October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10(bbb)	Amended and Restated U.S. Guarantee Agreement, dated October 14, 2011, by and among United Rentals Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. named or referred to therein and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10(ccc)	Amended and Restated Canadian Security Agreement, dated October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals Financing Limited Partnership and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10(ddd)	Amended and Restated Canadian URFLP Guarantee, dated October 14, 2011, by United Rentals of Nova Scotia (No. 1), ULC and United Rentals of Nova Scotia (No. 2), ULC (incorporated by reference to Exhibit 10.6 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10(eee)	Amended and Restated Canadian Guarantee, dated October 14, 2011, by United Rentals, Inc., United Rentals (North America), Inc. and certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. named therein (incorporated by reference to Exhibit 10.7 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10(fff)	Second Amended and Restated Receivables Purchase Agreement, dated as of September 28, 2011, by and among Credit Agricole Corporate and Investment Bank, The Bank of Nova Scotia, Atlantic Asset Securitization LLC, Liberty Street Funding LLC, United Rentals Receivables LLC II and United Rentals, Inc. (without Annexes) (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on October 4, 2011)

10(ggg)	Second Amended and Restated Purchase and Contribution Agreement, dated as of September 28, 2011, by and among United Rentals Receivables LLC II, United Rentals, Inc., United Rentals (North America), Inc. and United Rentals Northwest, Inc. (without Annexes) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on October 4, 2011)

10(hhh)	Performance Undertaking, dated as of May 31, 2005, executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 99.3 of the United Rentals, Inc. Report on Form 8-K filed on June 6, 2005)

Exhibit Number	Description of Exhibit
10(iii)	Confirmation of Performance Undertaking, dated as of December 22, 2008, executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 10(xx) of the United Rentals, Inc. Report on Form 10- K for the year ended December 31, 2008)

10(jjj)	Master Exchange Agreement, dated as of January 1, 2009, among United Rentals Exchange, LLC, IPX1031 LLC, United Rentals (North America), Inc. and United Rentals Northwest, Inc. (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on January 7, 2009)

10(kkk)	Form of Capped Call Confirmation, dated as of November 10, 2009, between United Rentals, Inc. and each of Bank of America, N.A., Citibank, N.A., Wachovia Bank, National Association and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009) ‡‡

10(lll)	Voting Agreement, dated as of December 15, 2011, by and between United Rentals, Inc. and OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8- K filed on December 21, 2011)

10(mmm)	Commitment Letter, dated as of December 15, 2011, among United Rentals, Inc., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, WF Investment Holdings, LLC, Wells Fargo Securities, LLC and Wells Fargo Capital Finance, LLC (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on December 21, 2011)

12	Computation of Ratio of Earnings to Fixed Charges (filed with the Original Filing)

21	Subsidiaries of United Rentals, Inc. (filed with the Original Filing)

23	Consent of Ernst & Young LLP (filed with the Original Filing)

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer (furnished with the Original Filing)

32(b)**	Section 1350 Certification by Chief Financial Officer (furnished with the Original Filing)

101.INS	XBRL Instance Document (furnished with the Original Filing on Amendment No. 1)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished with the Original Filing on Amendment No. 1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished with the Original Filing on Amendment No. 1)

101.DEF	XBRL Taxonomy Definition Linkbase Document (furnished with the Original Filing on Amendment No. 1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished with the Original Filing on Amendment No. 1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished with the Original Filing on Amendment No. 1)

*	Filed with the Original Filing and herewith with respect to this Amendment No. 2.
**	Furnished (and not filed) with the Original Filing pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.
***	The First Amendment to Mr. Kneeland’s Employment Agreement corresponds to Exhibit 10(vv).
‡	This document is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 (a) of this report.
‡‡	The Company also entered into a Form of Additional Capped Call Option, dated November 13, 2009 with each of Bank of America, N.A., Citibank, N.A., Wachovia Bank, National Association and Morgan Stanley & Co. International plc which is substantially identical to Exhibit 10(kkk) and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RENTALS, INC.

Date: April 16, 2012	By:	/S/ John J. Fahey
Vice President, Controller

UNITED RENTALS (NORTH AMERICA), INC.

Date: April 16, 2012	By:	/S/ John J. Fahey
Vice President, Controller