Form 10-Q
period 2012-06-30
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2012-07-17
CIK 1047166, 1067701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of July 13, 2012, there were 92,700,607 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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
UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements	3

	United Rentals, Inc. Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	3

	United Rentals, Inc. Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)	4

	United Rentals, Inc. Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)	5

	United Rentals, Inc. Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2012 (unaudited)	6

	United Rentals, Inc. Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4	Controls and Procedures	47

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	48

Item 1A	Risk Factors	48

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6	Exhibits	49

	Signatures	51

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

Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•
the possibility that RSC Holdings, Inc. ("RSC") or other companies that we have acquired or may acquire could have undiscovered liabilities or involve other unexpected costs may strain our management capabilities or may be difficult to integrate;

•
our highly leveraged capital structure requires us to use a substantial portion of our cash flow for debt service and can constrain our flexibility in responding to unanticipated or adverse business conditions;

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

•	inability to benefit from government spending associated with stimulus-related construction projects;

•	restrictive covenants in our debt instruments, which can limit our financial and operational flexibility;

•	noncompliance with financial or other covenants in our debt agreements, which could result in our lenders terminating our credit facilities and requiring us to repay outstanding borrowings;

•	inability to access the capital that our businesses or growth plans may require;

•	inability to manage credit risk adequately or to collect on contracts with a large number of customers;

•	incurrence of impairment charges;

•	the outcome or other potential consequences of regulatory matters and commercial litigation;

•	incurrence of additional expenses (including indemnification obligations) and other costs in connection with litigation, regulatory and investigatory matters;

•	increases in our maintenance and replacement costs if we age our fleet, and decreases in the residual value of our equipment;

•	inability to sell our new or used fleet in the amounts, or at the prices, we expect;

•	turnover in our management team and inability to attract and retain key personnel;

•	rates we can charge and time utilization we can achieve being less than anticipated;

•	costs we incur being more than anticipated, and the inability to realize expected savings in the amounts or time frames planned;

•	dependence on key suppliers to obtain equipment and other supplies for our business on acceptable terms;

•	competition from existing and new competitors;

•	disruptions in our information technology systems;

•	the costs of complying with environmental and safety regulations;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$41	$36
Accounts receivable, net of allowance for doubtful accounts of $40 at June 30, 2012 and $33 at December 31, 2011	704	464
Inventory	102	44
Prepaid expenses and other assets	106	75
Deferred taxes	66	104
Total current assets	1,019	723
Rental equipment, net	5,095	2,617
Property and equipment, net	419	366
Goodwill and other intangible assets, net	4,281	372
Other long-term assets	128	65
Total assets	$10,942	$4,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$421	$395
Accounts payable	605	206
Accrued expenses and other liabilities	395	263
Total current liabilities	1,421	864
Long-term debt	6,868	2,592
Subordinated convertible debentures	55	55
Deferred taxes	1,106	470
Other long-term liabilities	62	59
Total liabilities	9,512	4,040
Temporary equity (note 8)	35	39
Common stock—$0.01 par value, 500,000,000 shares authorized, 95,067,158 and 92,675,165 shares issued and outstanding, respectively, at June 30, 2012 and 62,877,530 shares issued and outstanding at December 31, 2011	1	1
Additional paid-in capital	1,959	487
Accumulated deficit	(538)	(499)
Treasury stock at cost—2,391,993 and 0 shares at June 30, 2012 and December 31, 2011, respectively	(100)	—
Accumulated other comprehensive income	73	75
Total stockholders’ equity	1,395	64
Total liabilities and stockholders’ equity	$10,942	$4,143
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Equipment rentals	$845	$524	$1,368	$958
Sales of rental equipment	81	41	157	73
Sales of new equipment	22	21	40	36
Contractor supplies sales	23	22	41	43
Service and other revenues	22	21	43	42
Total revenues	993	629	1,649	1,152
Cost of revenues:
Cost of equipment rentals, excluding depreciation	350	246	596	479
Depreciation of rental equipment	172	103	287	202
Cost of rental equipment sales	56	28	103	46
Cost of new equipment sales	17	17	32	29
Cost of contractor supplies sales	16	16	28	30
Cost of service and other revenues	8	8	16	17
Total cost of revenues	619	418	1,062	803
Gross profit	374	211	587	349
Selling, general and administrative expenses	146	100	248	195
RSC merger related costs	80	—	90	—
Restructuring charge	53	2	53	3
Non-rental depreciation and amortization	49	14	63	26
Operating income	46	95	133	125
Interest expense, net	121	57	189	113
Interest expense—subordinated convertible debentures	1	2	2	4
Other income, net	(12)	(3)	(13)	(4)
(Loss) income from continuing operations before provision (benefit) for income taxes	(64)	39	(45)	12
(Benefit) provision for income taxes	(12)	11	(6)	4
(Loss) income from continuing operations	$(52)	$28	$(39)	$8
Loss from discontinued operation, net of taxes	$—	$(1)	$—	$(1)
Net (loss) income	$(52)	$27	$(39)	$7
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.63)	$0.45	$(0.53)	$0.12
Loss from discontinued operation	$—	$(0.01)	$—	$(0.01)
Net (loss) income	$(0.63)	$0.44	$(0.53)	$0.11
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.63)	$0.38	$(0.53)	$0.10
Loss from discontinued operation	$—	$(0.01)	$—	$(0.01)
Net (loss) income	$(0.63)	$0.37	$(0.53)	$0.09
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net (loss) income	$(52)	$27	$(39)	$7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(10)	2	(1)	13
Fixed price diesel swaps	(2)	(1)	(1)	—
Other comprehensive (loss) income	(12)	1	(2)	13
Comprehensive (loss) income	$(64)	$28	$(41)	$20

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Comprehensive Income (Loss)
Balance at December 31, 2011	63	$1	$487	$(499)	—	$—	$75
Net loss				(39)
Foreign currency translation adjustments							(1)
Fixed price diesel swaps							(1)
RSC acquisition	30		1,425
Stock compensation expense, net (1)			31
Exercise of common stock options	1		11
Conversion of 1 7/8 percent Convertible Senior Subordinated Notes	1		17
4 percent Convertible Senior Notes			4
Shares repurchased and retired			(15)
Repurchase of common stock	(2)				2	(100)
Excess tax benefits from share-based payment arrangements, net			(1)
Balance at June 30, 2012	93	$1	$1,959	$(538)	2	$(100)	$73

(1)
Includes net stock compensation expense as reported as a separate component in our condensed consolidated statements of cash flows, and net stock compensation expense included in “Restructuring charge” and "RSC merger related costs" as reported in our condensed consolidated statements of cash flows.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows From Operating Activities:
Net (loss) income	$(39)	$7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	350	228
Amortization of deferred financing costs and original issue discounts	12	11
Gain on sales of rental equipment	(54)	(27)
Gain on sales of non-rental equipment	(2)	(1)
Gain on sale of software subsidiary	(10)	—
Stock compensation expense, net	13	6
RSC merger related costs	90	—
Restructuring charge	53	3
Loss on retirement of subordinated convertible debentures	—	1
Decrease in deferred taxes	(14)	(4)
Changes in operating assets and liabilities, net of amounts acquired:
Decrease (increase) in accounts receivable	3	(15)
Increase in inventory	(39)	(30)
Increase in prepaid expenses and other assets	(16)	(15)
Increase in accounts payable	96	147
Decrease in accrued expenses and other liabilities	(101)	(15)
Net cash provided by operating activities	342	296
Cash Flows From Investing Activities:
Purchases of rental equipment	(836)	(412)
Purchases of non-rental equipment	(62)	(13)
Proceeds from sales of rental equipment	157	73
Proceeds from sales of non-rental equipment	12	8
Purchases of other companies	(1,175)	(143)
Proceeds from sale of software subsidiary	10	—
Net cash used in investing activities	(1,894)	(487)
Cash Flows From Financing Activities:
Proceeds from debt	4,193	1,107
Payments of debt, including subordinated convertible debentures	(2,464)	(1,082)
Proceeds from the exercise of common stock options	11	30
Common stock repurchased	(115)	(7)
Payments of financing costs	(67)	—
Cash paid in connection with the 4 percent Convertible Senior Notes and related hedge, net	—	(9)
Excess tax benefits from share-based payment arrangements, net	(1)	—
Net cash provided by financing activities	1,557	39
Effect of foreign exchange rates	—	7
Net increase (decrease) in cash and cash equivalents	5	(145)
Cash and cash equivalents at beginning of period	36	203
Cash and cash equivalents at end of period	$41	$58
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$24	$16
Cash paid for interest, including subordinated convertible debentures	134	98
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
2. Acquisitions
On April 30, 2012 (“the acquisition date”), we acquired 100 percent of the outstanding common shares and voting interest of RSC Holdings, Inc. (“RSC”). The results of RSC's operations have been included in the condensed consolidated financial statements since the acquisition date. RSC was one of the largest equipment rental providers in North America, and had a network of 440 rental locations in 43 U.S. states and three Canadian provinces as of December 31, 2011. We believe that the acquisition will create a leading North American equipment rental company with a more attractive business mix, greater scale and enhanced growth prospects, and that the acquisition will provide us with financial benefits including reduced operating expenses and additional revenue opportunities.
The acquisition date fair value of the consideration transferred of $2.6 billion consisted of the following:

Cash consideration	$1,161
Stock consideration (30 million shares valued based on the URI acquisition date stock price)	1,396
Share-based compensation awards (1)	29
Total purchase consideration	$2,586
(1) This relates to RSC stock options and restricted stock units which were outstanding as of the acquisition date. Each RSC stock option was converted into an adjusted URI stock option to acquire a number of shares of URI common stock, determined by multiplying the number of shares of RSC common stock subject to the RSC stock option by the option exchange ratio (rounded down, if necessary, to a whole share of URI common stock). The “option exchange ratio” means the sum of (i) 0.2783 and (ii) the quotient determined by dividing $10.80 by the volume-weighted average of the closing sale prices of shares of URI common stock as reported on the NYSE composite transactions reporting system for each of the ten consecutive trading days ending with the acquisition date. The option exchange ratio was 0.5161. The exercise price per share of URI common stock subject to the adjusted URI option is equal to the per share exercise price of such RSC stock option divided by the option exchange ratio (rounded up, if necessary, to the nearest whole cent). Each RSC restricted stock unit (other than an award held by a member of the RSC board who was not also an employee or officer of RSC at such time) was converted into an adjusted URI restricted stock unit in an amount determined by multiplying the number of shares of RSC common stock subject to the RSC restricted stock unit by the option exchange ratio. The portion of the URI replacement awards that has been included in the purchase consideration was calculated as $29 and is based on the vesting which occurred prior to the acquisition date.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The purchase price allocations for these assets and liabilities are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period.

Accounts receivable, net of allowance for doubtful accounts (1)	$238
Inventory	19
Deferred taxes	15
Rental equipment, net	2,011
Property and equipment, net	47
Intangibles (2)	1,239
Other assets	58
Total identifiable assets acquired	3,627
Short-term debt and current maturities of long-term debt (3)	(1,586)
Current liabilities	(405)
Deferred taxes	(702)
Long-term debt (3)	(992)
Other long-term liabilities	(13)
Total liabilities assumed	(3,698)
Net identifiable assets acquired	(71)
Goodwill (4)	2,657
Net assets acquired	$2,586
(1)The fair value of accounts receivables acquired was $238, and the gross contractual amount was $251. We estimate that $13 will be uncollectible.
(2)The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on URI's preliminary purchase accounting assessments:

	Fair value	Life (years)
Customer relationships	$1,110	15
Trade names, associated trademarks and other	81	5
Non-compete agreements	48	5
Total	$1,239
(3)At the closing of the merger, URNA repaid RSC's senior ABL facility, 10 percent senior notes, and 9 1/2 percent senior notes. The repaid debt is reflected as short-term above as it was paid on the acquisition date. The RSC debt reflected in our condensed consolidated balance sheet as of June 30, 2012 is discussed further in note 8 to the condensed consolidated financial statements. The debt in the table above includes $1,555 of the repaid RSC debt, and the fair values of the following debt assumed by URNA:

10 1/4 percent Senior Notes	$(225)
8 1/4 percent Senior Notes	(699)
Capital leases	(99)
Total assumed debt	$(1,023)
(4) All of the goodwill was assigned to our general rentals segment. The level of goodwill expected to result from the merger is primarily reflective of RSC's going-concern value, the value of RSC's assembled workforce, new customer relationships expected to arise from the merger, and operational synergies that we expect to achieve that would not be available to other market participants. None of the goodwill is expected to be deductible for income tax purposes.
The three and six months ended June 30, 2012 include acquisition-related costs of $80 and $90, respectively. Additionally, in 2011, we recognized $19 of additional acquisition-related costs. The acquisition-related costs are reflected in our condensed consolidated statements of operations as “RSC merger related costs” and primarily relate to financial and legal advisory fees. Additionally, the fees for the three and six months ended June 30, 2012 include $31 of interim bridge financing fees. Subsequent to June 30, 2012, we expect to incur an additional $30 to $50 of charges in connection with the merger, and we expect to recognize such costs by March 31, 2013. In addition to the acquisition-related costs reflected in our condensed consolidated statements of operations, we capitalized $67 of debt issuance costs associated with the issuance of debt to fund the acquisition, which are reflected, net of amortization subsequent to the acquisition date, in other long-term assets in our June 30,

2012 condensed consolidated balance sheet.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired RSC locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of RSC since the acquisition date. The impact of the RSC acquisition on our equipment rentals revenue is primarily reflected in the increases in the volume of OEC on rent of 63.7 percent and 42.9 percent for the three and six months ended June 30, 2012, respectively.
The table below presents pro forma consolidated income statement information as if RSC had been included in our consolidated results for the entire periods reflected. The pro forma information has been prepared using the purchase method of accounting, giving effect to the RSC acquisition as if the acquisition had been completed on January 1, 2011 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the merger been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the merger, and also does not reflect additional revenue opportunities following the merger. The pro forma information includes adjustments to record the assets and liabilities of RSC at their respective fair values based on available information and to give effect to the financing for the acquisition and related transactions. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The purchase price allocations for the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of operations in future periods. We expect that the values assigned to the assets acquired and liabilities assumed will be finalized during the one-year measurement period following the acquisition date.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$1,132	$996	$2,196	$1,846
Income (loss) from continuing operations before provision (benefit) for income taxes	61	(42)	47	(245)
Pro forma revenues reflect combined URI and RSC. Pro forma income (loss) from continuing operations before provision (benefit) for income taxes reflects combined URI and RSC with the following pro forma adjustments: 1) depreciation of rental equipment and non rental depreciation were adjusted for the fair value mark-ups of equipment acquired in the RSC acquisition, the impact of which was offset by the impact of extending the useful lives of such equipment, 2) cost of rental equipment sales was adjusted for the fair value mark-ups of rental equipment acquired in the RSC acquisition, 3) the intangible assets acquired in the RSC acquisition were amortized, 4) interest expense was adjusted to reflect interest on the merger financing notes described in note 8 to the condensed consolidated financial statements, 5) RSC historic interest on debt that is not part of the combined entity was eliminated, 6) RSC historic interest was adjusted for the fair value mark-ups of the debt acquired in the RSC acquisition, 7) the RSC merger related costs were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date and 8) restructuring charges comprised of severance costs and branch closure charges associated with the merger were recognized from the pro forma acquisition date through June 30, 2012. For the pro forma presentation, half of the restructuring charges were recognized in the first quarter following the pro forma acquisition date, and the remaining charges were recognized on a straight-line basis through June 30, 2012. As of June 30, 2012, we have recognized $52 of such restructuring charges, and expect to recognize an additional $60 to $80 of restructuring charges subsequent to June 30, 2012.
3. Segment Information
Our reportable segments are general rentals and trench safety, power and HVAC (“heating, ventilating and air conditioning”). The general rentals segment includes the rental of construction, infrastructure, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment comprises 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Northwest, South, Southeast and Southwest—and operates throughout the United States and Canada. The trench safety, power and HVAC segment includes the rental of specialty construction products and related services. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada. These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit.

The following tables set forth financial information by segment.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended June 30, 2012
Equipment rentals	$781	$64	$845
Sales of rental equipment	78	3	81
Sales of new equipment	20	2	22
Contractor supplies sales	21	2	23
Service and other revenues	21	1	22
Total revenue	921	72	993
Depreciation and amortization expense	209	12	221
Equipment rentals gross profit	293	30	323
Three Months Ended June 30, 2011
Equipment rentals	$479	$45	$524
Sales of rental equipment	40	1	41
Sales of new equipment	18	3	21
Contractor supplies sales	20	2	22
Service and other revenues	20	1	21
Total revenue	577	52	629
Depreciation and amortization expense	109	8	117
Equipment rentals gross profit	156	19	175
Six Months Ended June 30, 2012
Equipment rentals	$1,256	$112	$1,368
Sales of rental equipment	152	5	157
Sales of new equipment	37	3	40
Contractor supplies sales	37	4	41
Service and other revenues	41	2	43
Total revenue	1,523	126	1,649
Depreciation and amortization expense	328	22	350
Equipment rentals gross profit	437	48	485
Capital expenditures	853	45	898
Six Months Ended June 30, 2011
Equipment rentals	$879	$79	$958
Sales of rental equipment	70	3	73
Sales of new equipment	32	4	36
Contractor supplies sales	40	3	43
Service and other revenues	40	2	42
Total revenue	1,061	91	1,152
Depreciation and amortization expense	214	14	228
Equipment rentals gross profit	244	33	277
Capital expenditures	391	34	425

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2012	December 31, 2011
Total reportable segment assets
General rentals	$10,485	$3,776
Trench safety, power and HVAC	457	367
Total assets	$10,942	$4,143

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to (loss) income from continuing operations before (benefit) provision for income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total equipment rentals gross profit	$323	$175	$485	$277
Gross profit from other lines of business	51	36	102	72
Selling, general and administrative expenses	(146)	(100)	(248)	(195)
RSC merger related costs	(80)	—	(90)	—
Restructuring charge	(53)	(2)	(53)	(3)
Non-rental depreciation and amortization	(49)	(14)	(63)	(26)
Interest expense, net	(121)	(57)	(189)	(113)
Interest expense- subordinated convertible debentures	(1)	(2)	(2)	(4)
Other income, net	12	3	13	4
(Loss) income from continuing operations before (benefit) provision for income taxes	$(64)	$39	$(45)	$12
4. Restructuring and Asset Impairment Charges
Closed Restructuring Program
Over the past several years, we have been focused on reducing our operating costs. In connection with this strategy, and in recognition of the challenging economic environment, we reduced our employee headcount from approximately 10,900 at January 1, 2008 (the beginning of the restructuring period) to approximately 7,500 at December 31, 2011 (the end of the restructuring period). Additionally, we reduced our branch network from 697 locations at January 1, 2008 to 529 locations at December 31, 2011. For the three and six months ended June 30, 2011, the restructuring charge primarily reflected branch closure charges due to continuing lease obligations at vacant facilities.
Current Restructuring Program
In the second quarter of 2012, we initiated a new restructuring program related to severance costs and branch closure charges associated with the RSC merger. The branch closure charges principally relate to continuing lease obligations at vacant facilities closed subsequent to the RSC merger. As of June 30, 2012, our employee headcount is approximately 11,500 and our branch network has 969 rental locations. Subsequent to June 30, 2012, we expect to incur an additional $60 to $80 of charges in connection with the restructuring, which is expected to be substantially complete by March 31, 2013.
The table below provides certain information concerning our restructuring charges for the six months ended June 30, 2012:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Reserve Balance at	Charged to Costs and Expenses(1)	Payments and Other	Reserve Balance at
Description	December 31, 2011			June 30, 2012
Closed Restructuring Program
Branch closure charges	$27	$1	$(2)	$26
Severance costs	1	—	(1)	—
Total	$28	$1	$(3)	$26
Current Restructuring Program
Branch closure charges	$—	$18	$(1)	$17
Severance costs	—	34	(14)	20
Total	$—	$52	$(15)	$37
Total
Branch closure charges	$27	$19	$(3)	$43
Severance costs	1	34	(15)	20
Total	$28	$53	$(18)	$63

_________________

(1)	Reflected in our condensed consolidated statements of operations as “Restructuring charge.” These charges are not allocated to our reportable segments.
 Asset Impairment Charges
In addition to the restructuring charges discussed above, during the three and six months ended June 30, 2012, we recorded asset impairment charges of $2 and $3, respectively, in our general rentals segment. During the three and six months ended June 30, 2011, we recorded asset impairment charges of $1 in our general rentals segment. The asset impairment charges are primarily reflected in non-rental depreciation and amortization in the accompanying consolidated statements of operations and principally relate to write-offs of leasehold improvements and other fixed assets in connection with the restructuring activity discussed above.

5. Goodwill and Other Intangible Assets
We have made acquisitions over the years, principally during the period from 1997 to 2000, which included the recognition of a significant amount of goodwill. As discussed in note 2 to our condensed consolidated financial statements, on April 30, 2012, we completed the acquisition of RSC. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred.
The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2012:

	General rentals	Trench safety, power and HVAC	Total (1)
Balance at January 1, 2012	$167	$122	$289
Goodwill related to acquisitions	2,657	41	2,698
Foreign currency translation and other adjustments	5	2	7
Balance at June 30, 2012	$2,829	$165	$2,994

_________________

(1)	The total carrying amount of goodwill for all periods in the table above is reflected net of $1,557 of accumulated impairment charges, which were primarily recorded in our general rentals segment.
Other intangible assets were comprised of the following at June 30, 2012 and December 31 2011:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2012
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	57 months	$77	$26	$51
Customer relationships	14 years	1,229	69	1,160
Trade names, associated trademarks and other	58 months	82	6	76

	December 31, 2011
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	46 months	$30	$25	$5
Customer relationships	9 years	$121	$43	$78

Our other intangibles assets, net at June 30, 2012 includes the following assets associated with the 2012 acquisition of RSC discussed above (see note 2 to our condensed consolidated financial statements). No residual value has been assigned to these intangible assets. The non-compete agreements are being amortized on a straight-line basis, and the customer relationships and trade names, associated trademarks and other are being amortized using the sum of the years' digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed.

	Weighted-Average Initial Amortization Period	Net Carrying Amount
Non-compete agreements	60 months	$45
Customer relationships	15 years	1,087
Trade names, associated trademarks and other	60 months	77

Amortization expense for other intangible assets was $27 and $1 for the three months ended June 30, 2012 and 2011, respectively, and $30 and $3 for the six months ended June 30, 2012 and 2011, respectively. The 2012 increases primarily reflect the 2012 acquisition of RSC discussed in note 2 to our condensed consolidated financial statements.
As of June 30, 2012, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2012	$94
2013	177
2014	161
2015	145
2016	130
Thereafter	580
Total	$1,287

6. Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of June 30, 2012, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings.

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
We are exposed to certain risks related to our ongoing business operations. During the three and six months ended June 30, 2012 and 2011, the primary risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At June 30, 2012, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the six months ended June 30, 2011, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At June 30, 2012 and December 31, 2011, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars represented derivative instruments not designated as hedging instruments.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at June 30, 2012 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of operations during the current period. As of June 30, 2012, we had outstanding fixed price swap contracts covering 7.7 million gallons of diesel which will be purchased throughout 2012 and 2013.
Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars, which were all settled as of June 30, 2012, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our condensed consolidated statements of operations during the period in which the changes in fair value occurred. During the three and six months ended June 30, 2012, forward contracts were used to purchase $30 Canadian dollars, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the three and six months ended June 30, 2012. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.
Financial Statement Presentation
As of June 30, 2012 and December 31, 2011, $2 and $1, respectively, were reflected in accrued expenses and other liabilities, and $1 and less than $1, respectively, were reflected in accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.
The effect of our derivative instruments on our condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 was as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

		Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(6)	1	$(7)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	(1)	1	*	*
		Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(11)	1	$(10)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	(1)	1	4	(4)

*	Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 1.5 million and 1.7 million gallons of diesel covered by the fixed price swaps during the three months ended June 30, 2012 and 2011, respectively, and the use of 2.7 million and 2.6 million gallons of diesel covered by the fixed price swaps during the six months ended June 30, 2012 and 2011, respectively.

7. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value
As of June 30, 2012 and December 31, 2011, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of June 30, 2012 and December 31, 2011, $2 and $1, respectively, were reflected in accrued expenses and other liabilities in our condensed consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As discussed in note 6 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of June 30, 2012, we have fixed price swap contracts that mature throughout 2012 and 2013 covering 7.7 million gallons of diesel which we will buy at the average contract price of $3.94 per gallon, while the average forward price for the hedged gallons was $3.64 per gallon as of June 30, 2012.

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility and accounts receivable securitization facility approximate their book values as of June 30, 2012 and December 31, 2011. The estimated fair values of our financial instruments as of June 30, 2012 and December 31, 2011 have been calculated based upon available market information or an appropriate valuation technique, and are presented below by level in the fair value hierarchy:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Subordinated convertible debentures	$55	$55	$55	$49
Senior and senior subordinated notes	5,480	5,737	1,732	1,795
Level 2:
4 percent Convertible Senior Notes (1)	133	148	129	138
Level 3:
Capital leases (2)	132	117	39	33
___________________

(1)
The fair value of the 4 percent Convertible Senior Notes is based on the market value of comparable notes. Consistent with the carrying amount, the fair value excludes the equity component of the notes. To exclude the equity component and calculate the fair value, we used an effective interest rate of 8.0 percent.

(2)	The fair value of capital leases reflects the present value of the leases, which was determined using a 7.0 percent interest rate.

8. Debt and Subordinated Convertible Debentures
Debt consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	June 30, 2012	December 31, 2011
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$252	$255
$1.9 billion ABL Facility (2)	1,287	810
10 7/8 percent Senior Notes	490	489
10 1/4 percent Senior Notes (3)	224	—
9 1/4 percent Senior Notes	493	493
8 3/8 percent Senior Subordinated Notes	750	750
8 1/4 percent Senior Notes (3)	698	—
1 7/8 percent Convertible Senior Subordinated Notes (4)	5	22
Capital leases (3)	132	39
Merger financing notes (5):
5 3/4 percent Senior Secured Notes	750	—
7 3/8 percent Senior Notes	750	—
7 5/8 percent Senior Notes	1,325	—
Total URNA and subsidiaries debt	7,156	2,858
Holdings:
4 percent Convertible Senior Notes (6)	133	129
Total debt (7)	7,289	2,987
Less short-term portion (8)	(421)	(395)
Total long-term debt	$6,868	$2,592
 ___________________

(1)
At June 30, 2012, $20 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 0.9 percent at June 30, 2012. During the six months ended June 30, 2012, the monthly average amount outstanding under the accounts receivable securitization facility was $230, and the weighted-average interest rate thereon was 0.9 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the six months ended June 30, 2012 was $252.

(2)
At June 30, 2012, $494 was available under our ABL facility, net of $119 of letters of credit. The interest rate applicable to the ABL facility was 2.3 percent at June 30, 2012. During the six months ended June 30, 2012, the monthly average amount outstanding under the ABL facility was $1,048, and the weighted-average interest rate thereon was 2.4 percent. The maximum month-end amount outstanding under the ABL facility during the six months ended June 30, 2012 was $1,287. In March 2012, the size of the ABL facility was increased to $1.9 billion.

(3)	Upon consummation of the RSC merger, we assumed certain of RSC's debt, including capital leases. See below for additional detail regarding the assumed RSC debt.

(4)
Based on the price of our common stock during the first quarter of 2012, holders of the 1 7/8 percent Convertible Senior Subordinated Notes had the right to convert the notes during the second quarter of 2012 at a conversion price of $21.83 per share of common stock, and $17 of the 1 7/8 percent Convertible Senior Subordinated Notes were converted. Upon conversion of the notes, we issued approximately 0.8 million shares of our common stock to the applicable holders of the 1 7/8 percent Convertible Senior Subordinated Notes. Based on the price of our common stock during the second quarter of 2012, holders of the 1 7/8 percent Convertible Senior Subordinated Notes may convert the notes during the third quarter of 2012 at a conversion price of $21.83 per share of common stock. Between July 1, 2012 (the beginning of the third quarter) and July 13, 2012, none of the 1 7/8 percent Convertible Senior Subordinated Notes were converted.

(5)	In connection with the RSC merger, on March 9, 2012, we issued the merger financing notes. See below for additional detail regarding each of the merger financing notes.

(6)
The difference between the June 30, 2012 carrying value of the 4 percent Convertible Senior Notes and the $168 principal amount reflects the $35 unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized through the maturity date of November 15, 2015. Because the 4 percent Convertible Senior Notes were redeemable at June 30, 2012, an amount equal to the $35 unamortized portion of the original issue discount is separately classified in our condensed consolidated balance sheets and referred to as “temporary equity.” Based on the price of our common stock during the second quarter of 2012, holders of the 4 percent Convertible Senior Notes have the right to

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

redeem the notes during the third quarter of 2012 at a conversion price of $11.11 per share of common stock. Between July 1, 2012 (the beginning of the third quarter) and July 13, 2012, none of the 4 percent Convertible Senior Notes were redeemed.

(7)
In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. Total debt at June 30, 2012 and December 31, 2011 excludes $55 of these Debentures, which are separately classified in our condensed consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflect the obligation to our subsidiary that has issued the QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the Trust.

(8)
As of June 30, 2012, our short-term debt primarily reflects $252 of borrowings under our accounts receivable securitization facility and $133 of 4 percent Convertible Senior Notes. The 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt because they are redeemable at June 30, 2012.

Assumed RSC Debt
10 1/4 percent Senior Notes. In November 2009, RSC issued $200 aggregate principal amount of 10 1/4 percent Senior Notes (the “10 1/4 percent Notes”), which are due November 15, 2019. Upon consummation of the RSC merger, URNA assumed the 10 1/4 percent Notes. The 10 1/4 percent Notes are unsecured and are guaranteed by URNA's domestic subsidiaries, subject to limited exceptions. The 10 1/4 percent Notes may be redeemed on or after November 15, 2014 at specified redemption prices that range from 105.125 percent in 2014 to 100 percent in 2017 and thereafter. The indenture governing the 10 1/4 percent Notes contains certain restrictive covenants that apply to URNA and its restricted subsidiaries, including, among others, limitations on their ability to (1) incur additional debt, (2) pay dividends or distributions on their capital stock or repurchase their capital stock, (3) make certain investments, (4) create liens on their assets to secure debt, (5) enter into transactions with affiliates, (6) create limitations on the ability of the restricted subsidiaries to make dividends or distributions to their respective parents, (7) merge or consolidate with another company and (8) transfer and sell assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 10 1/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the June 30, 2012 carrying value of the 10 1/4 percent Notes and the $200 principal amount relates to the $24 unamortized portion of the fair value adjustment recognized upon consummation of the RSC merger, which is being amortized through the above maturity date. The effective interest rate on the 10 1/4 percent Notes is 8.3 percent.
8 1/4 percent Senior Notes. In January 2011, RSC issued $650 aggregate principal amount of 8 1/4 percent Senior Notes (the “8 1/4 percent Notes”), which are due February 1, 2021. Upon consummation of the RSC merger, URNA assumed the 8 1/4 percent Notes. The 8 1/4 percent Notes are unsecured and are guaranteed by URNA's domestic subsidiaries, subject to limited exceptions. The 8 1/4 percent Notes may be redeemed on or after February 1, 2016 at specified redemption prices that range from 104.125 percent in 2016 to 100 percent in 2019 and thereafter. The indenture governing the 8 1/4 percent Notes contains certain restrictive covenants that apply to URNA and its restricted subsidiaries, including, among others, limitations on their ability to (1) incur additional debt, (2) pay dividends or distributions on their capital stock or repurchase their capital stock, (3) make certain investments, (4) create liens on their assets to secure debt, (5) enter into transactions with affiliates, (6) create limitations on the ability of the restricted subsidiaries to make dividends or distributions to their respective parents, (7) merge or consolidate with another company and (8) transfer and sell assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 8 1/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the June 30, 2012 carrying value of the 8 1/4 percent Notes and the $650 principal amount relates to the $48 unamortized portion of the fair value adjustment recognized upon consummation of the RSC merger, which is being amortized through the above maturity date. The effective interest rate on the 8 1/4 percent Notes is 7.0 percent.
Merger Financing Notes
5 3/4 percent Senior Secured Notes. In March 2012, a special purpose entity formed for the purpose of issuing the notes and subsequently merged into URNA ("Funding SPV") issued $750 aggregate principal amount of 5 3/4 percent Senior Secured Notes (the “5 3/4 percent Notes”) which are due July 15, 2018. The net proceeds from the sale of the 5 3/4 percent Notes were approximately $733 (after deducting the initial purchasers' fees and offering expenses). Upon consummation of the RSC

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

merger, URNA assumed the 5 3/4 percent Notes. The 5 3/4 percent Notes are secured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 5 3/4 percent Notes may be redeemed on or after July 15, 2015, at specified redemption prices that range from 102.875 percent in the 12-month period commencing on July 15, 2015, to 100 percent in the 12-month period commencing on July 15, 2017 and thereafter, plus accrued and unpaid interest. The indenture governing the 5 3/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (1) liens; (2) additional indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. The indenture also includes covenants relating to the grant of and maintenance of liens for the benefit of the notes collateral agent. Each of these covenants is subject to important exceptions and qualifications that would allow URI to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URI must make an offer to purchase all of the then-outstanding 5 3/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
7 3/8 percent Senior Notes. In March 2012, Funding SPV issued $750 aggregate principal amount of 7 3/8 percent Senior Notes (the “7 3/8 percent Notes”) which are due May 15, 2020. The net proceeds from the sale of the 7 3/8 percent Notes were approximately $732 (after deducting the initial purchasers' fees and offering expenses). Upon consummation of the RSC merger, URNA assumed the 7 3/8 percent Notes. The 7 3/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 7 3/8 percent Notes may be redeemed on or after May 15, 2016, at specified redemption prices that range from 103.688 percent in the 12-month period commencing on May 15, 2016, to 100 percent in the 12-month period commencing on May 15, 2018 and thereafter, plus accrued and unpaid interest. The indenture governing the 7 3/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (1) liens; (2) additional indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of these covenants is subject to important exceptions and qualifications that would allow URI to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URI must make an offer to purchase all of the then-outstanding 7 3/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
7 5/8 percent Senior Notes. In March 2012, Funding SPV issued $1,325 aggregate principal amount of 7 5/8 percent Senior Notes (the “7 5/8 percent Notes”) which are due April 15, 2022. The net proceeds from the sale of the 7 5/8 percent Notes were approximately $1,295 (after deducting the initial purchasers' fees and offering expenses). Upon consummation of the RSC merger, URNA assumed the 7 5/8 percent Notes. The 7 5/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 7 5/8 percent Notes may be redeemed on or after April 15, 2017, at specified redemption prices that range from 103.813 percent in the 12-month period commencing on April 15, 2017, to 100 percent in the 12-month period commencing on April 15, 2020 and thereafter, plus accrued and unpaid interest. The indenture governing the 7 5/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (1) liens; (2) additional indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of these covenants is subject to important exceptions and qualifications that would allow URI to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URI must make an offer to purchase all of the then-outstanding 7 5/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
Convertible Note Hedge Transactions
In connection with the November 2009 issuance of $173 aggregate principal amount of 4 percent Convertible Senior Notes, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity (deficit). The convertible note hedge transactions cover, subject to anti-dilution adjustments, 15.1 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Senior Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Senior Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $35.00 or $40.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 8.4 million or 9.2 million shares, respectively.
Loan Covenants and Compliance
As of June 30, 2012, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In October 2011, we amended the ABL facility. In March 2012, the size of the ABL facility was increased to $1.9 billion. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Since the October 2011 amendment of the facility and through June 30, 2012, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.

9. Legal and Regulatory Matters
On December 28, 2011, a complaint was filed in Arizona Superior Court, captioned Israni v. RSC Holdings Inc., CV20 11-020579, on behalf of a putative class of RSC's stockholders against RSC, each member of the RSC board, certain of RSC's officers, and the Company challenging the merger. In an amended complaint, filed February 24, 2012, plaintiff alleges, among other things, that the directors and officers of RSC breached their fiduciary duties by allegedly agreeing to sell RSC at an unfair and inadequate price and by allegedly failing to take steps to maximize the sale price of RSC. The complaint also alleges that RSC and the Company aided and abetted in the directors' and officers' breach of their fiduciary duties, and that the defendants' public disclosures concerning the merger have been inaccurate or incomplete. On April 19, 2012, without agreeing that any of the claims have merit, the parties reached an agreement in principle to settle the action, pursuant to which RSC and the Company agreed to make certain additional public disclosures regarding the merger and to pay certain attorneys' fees, if any, awarded by the court. The settlement is contingent upon, among other things, execution of definitive documentation and court approval. The Company continues to deny any liability with respect to the facts and claims alleged in the litigation.
As previously reported, following our August 2004 announcement that the SEC had commenced a non-public, fact-finding inquiry concerning the Company, an alleged stockholder filed an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purportedly suing derivatively on the Company's behalf. The action, entitled Gregory Riegel v. John N. Milne, et al., named as defendants certain of our current and/or former directors and/or officers, and named the Company as a nominal defendant. The complaint asserted, among other things, that the defendants breached their fiduciary duties to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to stockholders and the market and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The parties to the Riegel action agreed that the proceedings in this action would be stayed pending the resolution of the motions to dismiss in certain previously-filed purported stockholder class actions. As previously reported, those purported stockholder class actions were commenced in 2004 and were dismissed with prejudice, pursuant to a stipulation of settlement in May 2009. We previously announced on September 8, 2008 that we had also reached a final settlement with the SEC of its inquiry. On or about July 6, 2012, plaintiff withdrew this action against all defendants.
In addition to these matters and the other disclosures provided in note 15 to our consolidated financial statements for the year ended December 31, 2011 filed on Form 10-K on January 25, 2012, we are also subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from these ordinary course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

10. Earnings (Loss) Per Share
Basic (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding. Diluted (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. Diluted (loss) earnings per share for the three months ended June 30, 2012 and 2011 excludes the impact of approximately 13.5 million and 2.1 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. Diluted (loss) earnings per share for the six months ended June 30, 2012 and 2011 excludes the impact of approximately 14.0 million and 3.6 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted (loss) earnings per share (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
(Loss) income from continuing operations	$(52)	$28	$(39)	$8
Convertible debt interest—1 7/8 percent notes	—	—	—	—
(Loss) income from continuing operations available to common stockholders	$(52)	$28	$(39)	$8
Loss from discontinued operation	—	(1)	—	(1)
Net (loss) income available to common stockholders	$(52)	$27	$(39)	$7
Denominator:
Denominator for basic (loss) earnings per share—weighted-average common shares	83,231	62,479	73,181	61,669
Effect of dilutive securities:
Employee stock options and warrants	—	914	—	1,537
Convertible subordinated notes—1 7/8 percent	—	1,015	—	—
Convertible subordinated notes—4 percent	—	9,080	—	9,377
Restricted stock units	—	564	—	710
Denominator for diluted (loss) earnings per share—adjusted weighted-average common shares	83,231	74,052	73,181	73,293
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.63)	$0.45	$(0.53)	$0.12
Loss from discontinued operation	—	(0.01)	—	(0.01)
Net (loss) income	$(0.63)	$0.44	$(0.53)	$0.11
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.63)	$0.38	$(0.53)	$0.10
Loss from discontinued operation	—	(0.01)	—	(0.01)
Net (loss) income	$(0.63)	$0.37	$(0.53)	$0.09

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

11. Condensed Consolidating Financial Information of Guarantor Subsidiaries
URNA is 100 percent owned by Holdings (“Parent”) and has outstanding (i) certain indebtedness that is guaranteed by Parent, (ii) certain indebtedness that is guaranteed by both Parent and, with the exception of its U.S. special purpose vehicle which holds receivable assets relating to the Company’s accounts receivable securitization (the “SPV”), all of URNA’s U.S. subsidiaries (the “guarantor subsidiaries”) and (iii) certain indebtedness that is guaranteed by the guarantor subsidiaries. However, this indebtedness is not guaranteed by URNA’s foreign subsidiaries and the SPV (together, the “non-guarantor subsidiaries”). The guarantor subsidiaries are all 100 percent-owned and the guarantees are made on a joint and several basis. The guarantees are not full and unconditional because a guarantor subsidiary can be automatically released and relieved of its obligations under certain circumstances, including sale of the subsidiary guarantor, the sale of all or substantially all of the subsidiary guarantor's assets, the requirements for legal defeasance or covenant defeasance under the applicable indenture being met or designating the subsidiary guarantor as an unrestricted subsidiary for purposes of the applicable covenants. The guarantees are also subject to subordination provisions (to the same extent that the obligations of the issuer under the relevant notes are subordinated to other debt of the issuer) and to a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws. Based on our understanding of Rule 3-10 of Regulation S-X ("Rule 3-10"), we believe that the guarantees of the guarantor subsidiaries comply with the conditions set forth in Rule 3-10 and therefore continue to utilize Rule 3-10 to present condensed consolidating financial information for Holdings, URNA, the guarantor subsidiaries and the non-guarantor subsidiaries. Separate consolidated financial statements of the guarantor subsidiaries have not been presented because management believes that such information would not be material to investors. However, condensed consolidating financial information is presented. The condensed consolidating financial information of Parent and its subsidiaries is as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$14	$—	$27	$—	$—	$41
Accounts receivable, net	—	17	—	106	581	—	704
Intercompany receivable (payable)	72	2	(64)	(155)	(1)	146	—
Inventory	—	88	—	14	—	—	102
Prepaid expenses and other assets	—	95	1	10	—	—	106
Deferred taxes	—	64	—	2	—	—	66
Total current assets	72	280	(63)	4	580	146	1,019
Rental equipment, net	—	4,493	—	602	—	—	5,095
Property and equipment, net	43	322	20	34	—	—	419
Investments in subsidiaries	1,517	764	494	—	—	(2,775)	—
Goodwill and other intangibles, net	—	4,273	—	8	—	—	4,281
Other long-term assets	5	122	—	1	—	—	128
Total assets	$1,637	$10,254	$451	$649	$580	$(2,629)	$10,942
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$133	$35	$—	$1	$252	$—	$421
Accounts payable	—	549	—	56	—	—	605
Accrued expenses and other liabilities	1	342	22	30	—	—	395
Total current liabilities	134	926	22	87	252	—	1,421
Long-term debt	—	6,725	139	4	—	—	6,868
Subordinated convertible debentures	55	—	—	—	—	—	55
Deferred taxes	17	1,027	—	62	—	—	1,106
Other long-term liabilities	1	59	—	2	—	—	62
Total liabilities	207	8,737	161	155	252	—	9,512
Temporary equity (note 8)	35	—	—	—	—	—	35
Total stockholders’ equity (deficit)	1,395	1,517	290	494	328	(2,629)	1,395
Total liabilities and stockholders’ equity (deficit)	$1,637	$10,254	$451	$649	$580	$(2,629)	$10,942

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$6	$—	$30	$—	$—	$36
Accounts receivable, net	—	19	9	98	338	—	464
Intercompany receivable (payable)	114	(876)	772	(154)	—	144	—
Inventory	—	21	15	8	—	—	44
Prepaid expenses and other assets	—	55	1	19	—	—	75
Deferred taxes	—	100	3	1	—	—	104
Total current assets	114	(675)	800	2	338	144	723
Rental equipment, net	—	1,345	836	436	—	—	2,617
Property and equipment, net	41	177	120	28	—	—	366
Investments in subsidiaries	227	2,144	462	—	—	(2,833)	—
Goodwill and other intangibles, net	—	130	102	140	—	—	372
Other long-term assets	4	60	1	—	—	—	65
Total assets	$386	$3,181	$2,321	$606	$338	$(2,689)	$4,143
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$129	$8	$—	$3	$255	$—	$395
Accounts payable	—	120	47	39	—	—	206
Accrued expenses and other liabilities	31	139	48	45	—	—	263
Total current liabilities	160	267	95	87	255	—	864
Long-term debt	—	2,444	142	6	—	—	2,592
Subordinated convertible debentures	55	—	—	—	—	—	55
Deferred taxes	16	241	165	48	—	—	470
Other long-term liabilities	52	2	2	3	—	—	59
Total liabilities	283	2,954	404	144	255	—	4,040
Temporary equity (note 8)	39	—	—	—	—	—	39
Total stockholders’ equity (deficit)	64	227	1,917	462	83	(2,689)	64
Total liabilities and stockholders’ equity (deficit)	$386	$3,181	$2,321	$606	$338	$(2,689)	$4,143

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV (1)
Revenues:
Equipment rentals	$—	$665	$66	$114	$—	$—	$845
Sales of rental equipment	—	66	6	9	—	—	81
Sales of new equipment	—	13	2	7	—	—	22
Contractor supplies sales	—	16	2	5	—	—	23
Service and other revenues	—	14	3	5	—	—	22
Total revenues	—	774	79	140	—	—	993
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	272	29	49	—	—	350
Depreciation of rental equipment	—	136	13	23	—	—	172
Cost of rental equipment sales	—	47	4	5	—	—	56
Cost of new equipment sales	—	10	2	5	—	—	17
Cost of contractor supplies sales	—	12	1	3	—	—	16
Cost of service and other revenues	—	4	1	3	—	—	8
Total cost of revenues	—	481	50	88	—	—	619
Gross profit	—	293	29	52	—	—	374
Selling, general and administrative expenses	9	104	11	17	5	—	146
RSC merger related costs	—	80	—	—	—	—	80
Restructuring charge	—	52	—	1	—	—	53
Non-rental depreciation and amortization	3	41	1	4	—	—	49
Operating (loss) income	(12)	16	17	30	(5)	—	46
Interest expense (income), net	3	68	32	1	18	(1)	121
Interest expense-subordinated convertible debentures	1	—	—	—	—	—	1
Other (income) expense, net	(20)	14	—	4	(10)	—	(12)
Income (loss) before provision (benefit) for income taxes	4	(66)	(15)	25	(13)	1	(64)
Provision (benefit) for income taxes	1	(3)	(11)	6	(5)	—	(12)
Income (loss) before equity in net (loss) earnings of subsidiaries	3	(63)	(4)	19	(8)	1	(52)
Equity in net (loss) earnings of subsidiaries	(55)	8	19	—	—	28	—
Net (loss) income	(52)	(55)	15	19	(8)	29	(52)
Other comprehensive (loss) income	(12)	(12)	(10)	(6)	—	28	(12)
Comprehensive (loss) income	$(64)	$(67)	$5	$13	$(8)	$57	$(64)

(1)
Includes interest expense prior to the April 30, 2012 RSC acquisition date on the merger financing debt issued by Funding SPV, as discussed further in note 8 to our condensed consolidated financial statements.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$256	$178	$90	$—	$—	$524
Sales of rental equipment	—	23	12	6	—	—	41
Sales of new equipment	—	11	5	5	—	—	21
Contractor supplies sales	—	9	7	6	—	—	22
Service and other revenues	—	10	6	5	—	—	21
Total revenues	—	309	208	112	—	—	629
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	117	87	42	—	—	246
Depreciation of rental equipment	—	55	33	15	—	—	103
Cost of rental equipment sales	—	16	9	3	—	—	28
Cost of new equipment sales	—	8	4	5	—	—	17
Cost of contractor supplies sales	—	7	5	4	—	—	16
Cost of service and other revenues	—	3	2	3	—	—	8
Total cost of revenues	—	206	140	72	—	—	418
Gross profit	—	103	68	40	—	—	211
Selling, general and administrative expenses	8	32	34	20	6	—	100
Restructuring charge	—	2	—	—	—	—	2
Non-rental depreciation and amortization	4	4	5	1	—	—	14
Operating (loss) income	(12)	65	29	19	(6)	—	95
Interest expense (income), net	3	53	1	1	1	(2)	57
Interest expense-subordinated convertible debentures	2	—	—	—	—	—	2
Other (income) expense, net	(17)	11	9	3	(9)	—	(3)
Income before provision (benefit) for income taxes	—	1	19	15	2	2	39
Provision (benefit) for income taxes	—	11	(6)	7	(1)	—	11
(Loss) income from continuing operations	—	(10)	25	8	3	2	28
Loss from discontinued operation, net of taxes	—	(1)	—	—	—	—	(1)
(Loss) income before equity in net earnings (loss) of subsidiaries	—	(11)	25	8	3	2	27
Equity in net earnings (loss) of subsidiaries	27	38	10	—	—	(75)	—
Net income (loss)	27	27	35	8	3	(73)	27
Other comprehensive income (loss)	1	1	2	1	—	(4)	1
Comprehensive income (loss)	$28	$28	$37	$9	$3	$(77)	$28

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV (1)
Revenues:
Equipment rentals	$—	$915	$249	$204	$—	$—	$1,368
Sales of rental equipment	—	105	32	20	—	—	157
Sales of new equipment	—	21	7	12	—	—	40
Contractor supplies sales	—	24	7	10	—	—	41
Service and other revenues	—	25	8	10	—	—	43
Total revenues	—	1,090	303	256	—	—	1,649
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	387	117	92	—	—	596
Depreciation of rental equipment	—	195	50	42	—	—	287
Cost of rental equipment sales	—	71	20	12	—	—	103
Cost of new equipment sales	—	17	6	9	—	—	32
Cost of contractor supplies sales	—	16	5	7	—	—	28
Cost of service and other revenues	—	10	3	3	—	—	16
Total cost of revenues	—	696	201	165	—	—	1,062
Gross profit	—	394	102	91	—	—	587
Selling, general and administrative expenses	19	138	47	34	10	—	248
RSC merger related costs	—	90	—	—	—	—	90
Restructuring charge	—	52	—	1	—	—	53
Non-rental depreciation and amortization	7	45	5	6	—	—	63
Operating (loss) income	(26)	69	50	50	(10)	—	133
Interest expense (income), net	6	119	33	2	31	(2)	189
Interest expense-subordinated convertible debentures	2	—	—	—	—	—	2
Other (income) expense, net	(38)	30	9	7	(21)	—	(13)
Income (loss) before provision (benefit) for income taxes	4	(80)	8	41	(20)	2	(45)
Provision (benefit) for income taxes	1	(25)	17	9	(8)	—	(6)
Income (loss) before equity in net (loss) earnings of subsidiaries	3	(55)	(9)	32	(12)	2	(39)
Equity in net (loss) earnings of subsidiaries	(42)	13	33	—	—	(4)	—
Net (loss) income	(39)	(42)	24	32	(12)	(2)	(39)
Other comprehensive (loss) income	(2)	(2)	(1)	(1)	—	4	(2)
Comprehensive (loss) income	$(41)	$(44)	$23	$31	$(12)	$2	$(41)

(1)
Includes interest expense prior to the April 30, 2012 RSC acquisition date on the merger financing debt issued by Funding SPV, as discussed further in note 8 to our condensed consolidated financial statements.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$472	$327	$159	$—	$—	$958
Sales of rental equipment	—	41	21	11	—	—	73
Sales of new equipment	—	17	9	10	—	—	36
Contractor supplies sales	—	18	13	12	—	—	43
Service and other revenues	—	22	11	9	—	—	42
Total revenues	—	570	381	201	—	—	1,152
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	234	168	77	—	—	479
Depreciation of rental equipment	—	108	66	28	—	—	202
Cost of rental equipment sales	—	26	14	6	—	—	46
Cost of new equipment sales	—	14	7	8	—	—	29
Cost of contractor supplies sales	—	13	9	8	—	—	30
Cost of service and other revenues	—	9	4	4	—	—	17
Total cost of revenues	—	404	268	131	—	—	803
Gross profit	—	166	113	70	—	—	349
Selling, general and administrative expenses	13	71	65	35	11	—	195
Restructuring charge	—	2	1	—	—	—	3
Non-rental depreciation and amortization	7	8	9	2	—	—	26
Operating (loss) income	(20)	85	38	33	(11)	—	125
Interest expense (income), net	6	104	3	1	2	(3)	113
Interest expense-subordinated convertible debentures	4	—	—	—	—	—	4
Other (income) expense, net	(32)	25	15	6	(18)	—	(4)
Income (loss) before provision (benefit) for income taxes	2	(44)	20	26	5	3	12
Provision (benefit) for income taxes	—	2	(6)	9	(1)	—	4
Income (loss) from continuing operations	2	(46)	26	17	6	3	8
Loss from discontinued operation, net of taxes	—	(1)	—	—	—	—	(1)
Income (loss) before equity in net earnings (loss) of subsidiaries	2	(47)	26	17	6	3	7
Equity in net earnings (loss) of subsidiaries	5	52	20	—	—	(77)	—
Net income (loss)	7	5	46	17	6	(74)	7
Other comprehensive income (loss)	13	13	13	6	—	(32)	13
Comprehensive income (loss)	$20	$18	$59	$23	$6	$(106)	$20

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Six Months Ended June 30, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$7	$359	$150	$62	$(236)	$—	$342
Net cash used in investing activities	(7)	(1,675)	(152)	(60)	—	—	(1,894)
Net cash provided by (used in) financing activities	—	1,324	2	(5)	236	—	1,557
Effect of foreign exchange rates	—	—	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	—	8	—	(3)	—	—	5
Cash and cash equivalents at beginning of period	—	6	—	30	—	—	36
Cash and cash equivalents at end of period	$—	$14	$—	$27	$—	$—	$41
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Six Months Ended June 30, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$6	$121	$136	$41	$(8)	$—	$296
Net cash used in investing activities	(6)	(159)	(138)	(184)	—	—	(487)
Net cash provided by (used in) financing activities	—	37	2	(8)	8	—	39
Effect of foreign exchange rates	—	—	—	7	—	—	7
Net decrease in cash and cash equivalents	—	(1)	—	(144)	—	—	(145)
Cash and cash equivalents at beginning of period	—	4	—	199	—	—	203
Cash and cash equivalents at end of period	$—	$3	$—	$55	$—	$—	$58

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 969 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $7.3 billion, and a national branch network that operates in 48 states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is better maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,400 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 83 percent of total revenues for the six months ended June 30, 2012.
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
On April 30, 2012 (“the acquisition date”), we acquired 100 percent of the outstanding common shares and voting interest of RSC Holdings, Inc. (“RSC”). The results of RSC's operations have been included in the condensed consolidated financial statements since that date. RSC was one of the largest equipment rental providers in North America, and had a network of 440 rental locations in 43 U.S. states and three Canadian provinces as of December 31, 2011. We believe that the acquisition will create a leading North American equipment rental company with a more attractive business mix, greater scale and enhanced growth prospects, and that the acquisition will provide us with financial benefits including reduced operating expenses and additional revenue opportunities. For additional information concerning the RSC acquisition, see note 2 to our condensed consolidated financial statements.
During the six months ended June 30, 2012, year over year, our rental rates increased 7.4 percent and the volume of OEC on rent increased 42.9 percent, which we believe reflects, in addition to the impact of the RSC acquisition, modest improvements in our operating environment, a secular shift from ownership to the rental of construction-related equipment, and our increased focus on National Accounts and other large customers. National Accounts are generally defined as customers with potential annual equipment rental spend of at least $500,000 (actual dollars) or customers doing business in multiple locations. Although there is no certainty that these trends will continue, we believe that our strategy will strengthen our leadership position in a recovery.
Financial Overview
(Loss) income from continuing operations. (Loss) income from continuing operations and diluted (loss) earnings per share from continuing operations for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(Loss) income from continuing operations	$(52)	$28	$(39)	$8
Diluted (loss) earnings per share from continuing operations	$(0.63)	$0.38	$(0.53)	$0.10

(Loss) income from continuing operations and diluted (loss) earnings per share from continuing operations for the three and six months ended June 30, 2012 and 2011 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Contribution to loss from continuing operations (after-tax)	Impact on diluted loss per share from continuing operations	Contribution to income from continuing operations (after-tax)	Impact on diluted earnings per share from continuing operations	Contribution to loss from continuing operations (after-tax)	Impact on diluted loss per share from continuing operations	Contribution to income from continuing operations (after-tax)	Impact on diluted earnings per share from continuing operations
RSC merger related costs (1)	$(49)	$(0.60)	$—	$—	$(55)	$(0.76)	$—	$—
RSC merger related intangible asset amortization (2)	(18)	(0.21)	—	—	(18)	(0.24)	—	—
Impact on rental depreciation related to acquired RSC fleet (3)	2	0.02	—	—	2	0.02	—	—
Impact on used equipment cost of sales related to fair value mark-up of acquired RSC fleet (4)	(4)	(0.05)	—	—	(4)	(0.05)	—	—
Pre-close RSC merger related interest expense (5)	(10)	(0.12)	—	—	(18)	(0.25)	—	—
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (6)	1	0.01	—	—	1	0.01	—	—
Restructuring charge (7)	(33)	(0.39)	(1)	(0.01)	(33)	(0.44)	(2)	(0.02)
Asset impairment charge (8)	(2)	(0.02)	(1)	(0.01)	(2)	(0.02)	(1)	(0.01)
Loss on repurchase/redemption of debt securities and retirement of subordinated convertible debentures	—	—	—	—	—	—	*	(0.01)
Gain on sale of software subsidiary (9)	6	0.07	—	—	6	0.08	—	—

*	Amount is less than $1.

(1)	This reflects transaction costs associated with the acquisition of RSC discussed in note 2 to our condensed consolidated financial statements.

(2)	This reflects the amortization of the intangible assets acquired in the RSC acquisition.

(3)
This reflects the impact of extending the useful lives of equipment acquired in the RSC acquisition, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.

(4)
This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition. The costs relate to equipment acquired in the RSC acquisition and sold in the periods indicated.

(5)
As discussed in note 8 to our condensed consolidated financial statements, in March 2012, we issued $2,825 of debt in connection with the RSC merger. The pre-close RSC merger related interest expense reflects the interest expense recorded on this debt prior to the acquisition date.

(6)
This reflects a reduction of interest expense associated with the fair value mark-up of debt acquired in the RSC acquisition. See note 8 to our condensed consolidated financial statements for additional detail on the acquired debt.

(7)	As discussed below (see “Restructuring charge”), this primarily reflects severance costs and branch closure charges associated with the RSC merger.

(8)	This charge primarily reflects write-offs of leasehold improvements and other fixed assets.

(9)	This reflects a gain recognized upon the sale of a former subsidiary that developed and marketed software.

In addition to the matters discussed above, our 2012 performance reflects increased gross profit from equipment rentals and sales of rental equipment. Additionally, during the three and six months ended June 30, 2012 we recognized a $9 benefit in cost of equipment rentals, excluding depreciation related to our provision for self-insurance reserves as compared to a benefit of $2 recognized during the three and six months ended June 30, 2011. The three and six months ended June 30, 2012 also include a deferred tax charge of $8 related to the RSC acquisition, after which, and with consideration to other tax items, the effective tax rates were 18.8 percent and 13.3 percent for the three and six months ended June 30, 2012, respectively.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net (loss) income, loss from discontinued operation, net of taxes, (benefit) provision for income taxes, interest expense, net, interest expense-subordinated convertible debentures, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the RSC merger related costs, restructuring charge, stock compensation expense, net, the impact on used equipment cost of sales related to the fair value mark-up of the acquired RSC fleet and the gain on sale of software subsidiary. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income (loss) or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net (loss) income and EBITDA and adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net (loss) income	$(52)	$27	$(39)	$7
Loss from discontinued operation, net of taxes	—	1	—	1
(Benefit) provision for income taxes	(12)	11	(6)	4
Interest expense, net	121	57	189	113
Interest expense – subordinated convertible debentures	1	2	2	4
Depreciation of rental equipment	172	103	287	202
Non-rental depreciation and amortization	49	14	63	26
EBITDA	$279	$215	$496	$357
RSC merger related costs (1)	80	—	90	—
Restructuring charge (2)	53	2	53	3
Stock compensation expense, net (3)	9	4	13	6
Impact on used equipment cost of sales related to fair value mark-up of acquired RSC fleet (4)	7	—	7	—
Gain on sale of software subsidiary (5)	(10)	—	(10)	—
Adjusted EBITDA	$418	$221	$649	$366

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Six Months Ended
	June 30,
	2012	2011
Net cash provided by operating activities	$342	$296
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Loss from discontinued operation, net of taxes	—	1
Amortization of deferred financing costs and original issue discounts	(12)	(11)
Gain on sales of rental equipment	54	27
Gain on sales of non-rental equipment	2	1
Gain on sale of software subsidiary (5)	10	—
RSC merger related costs (1)	(90)	—
Restructuring charge (2)	(53)	(3)
Stock compensation expense, net (3)	(13)	(6)
Loss on retirement of subordinated convertible debentures	—	(1)
Changes in assets and liabilities	98	(61)
Cash paid for interest, including subordinated convertible debentures	134	98
Cash paid for income taxes, net	24	16
EBITDA	$496	$357
Add back:
RSC merger related costs (1)	90	—
Restructuring charge (2)	53	3
Stock compensation expense, net (3)	13	6
Impact on used equipment cost of sales related to fair value mark-up of acquired RSC fleet (4)	7	—
Gain on sale of software subsidiary (5)	(10)	—
Adjusted EBITDA	$649	$366
 ___________________

(1)	This reflects transaction costs associated with the RSC acquisition discussed above.

(2)	As discussed below (see “Restructuring charge”), this primarily reflects severance costs and branch closure charges associated with the RSC merger.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)
This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition. The costs relate to equipment acquired in the RSC acquisition and sold in the periods indicated.

(5)	This reflects a gain recognized upon the sale of a former subsidiary that developed and marketed software.
For the three months ended June 30, 2012, EBITDA increased $64, or 29.8 percent, and adjusted EBITDA increased $197, or 89.1 percent. The EBITDA increase primarily reflects increased profit from equipment rentals, partially offset by the impact of the RSC merger related costs and restructuring charge, and the adjusted EBITDA increase primarily reflects increased profit from equipment rentals. For the three months ended June 30, 2012, EBITDA margin decreased 6.1 percentage points to 28.1 percent, and adjusted EBITDA margin increased 7.0 percentage points to 42.1 percent. The decrease in EBITDA margin primarily reflects the impact of the RSC merger related costs and restructuring charge, partially offset by increased margins from equipment rentals and improved selling, general and administrative leverage. The increase in adjusted EBITDA margin primarily reflects increased margins from equipment rentals and improved selling, general and administrative leverage, partially offset by decreased margins from sales of rental equipment. For the six months ended June 30, 2012, EBITDA increased $139, or 38.9 percent, and adjusted EBITDA increased $283, or 77.3 percent. The EBITDA increase primarily reflects increased profit from equipment rentals, partially offset by the impact of the RSC merger related costs and restructuring charge, and the adjusted EBITDA increase primarily reflects increased profit from equipment rentals. For the six months ended June 30, 2012, EBITDA margin decreased 0.9 percentage points to 30.1 percent, and adjusted EBITDA margin increased 7.6 percentage points to 39.4 percent. The decrease in EBITDA margin primarily reflects the impact of the RSC merger related costs and restructuring charge, partially offset by increased margins from equipment rentals and improved selling, general and administrative leverage. The increase in adjusted EBITDA margin primarily reflects increased margins from equipment rentals and improved selling, general and administrative leverage, partially offset by decreased margins from sales of rental equipment.

Results of Operations
As discussed in note 3 to our condensed consolidated financial statements, our reportable segments are general rentals and trench safety, power and HVAC (“heating, ventilating and air conditioning”). The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment operates throughout the United States and Canada. The trench safety, power and HVAC segment includes the rental of equipment for underground construction, temporary power, climate control and disaster recovery, and related services such as training. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. The trench safety, power and HVAC segment operates throughout the United States and in Canada.
As discussed in note 3 to our condensed consolidated financial statements, we aggregate our 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Northwest, South, Southeast and Southwest—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended June 30, 2012, certain of our regions had equipment rentals gross margins that varied by between 10 percent and 23 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the six months ended June 30, 2012, the aggregate general rentals' equipment rentals gross margin increased 7.0 percentage points to 34.8 percent, primarily reflecting increased rental rates, a 1.0 percentage point increase in time utilization, which is calculated by dividing the amount of time equipment is on rent by the amount of time we have owned the equipment, and cost improvements. As compared to the equipment rentals revenue increase of 42.9 percent, aggregate repairs and maintenance and delivery costs increased 30.9 percent due primarily to higher rental volume, compensation costs increased 28.1 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition, building and property costs increased 16.8 percent due primarily to the impact of the RSC acquisition and insurance decreased 26.0 percent due primarily to our provision for self-insurance reserves. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization.
For the five year period ended June 30, 2012, the general rentals' region with the lowest equipment rentals gross margin was the Southeast. The Southeast region's equipment rentals gross margin of 26.0 percent for the five year period ended June 30, 2012 was 23 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Southeast region's equipment rentals gross margin was less than the other general rentals' regions during this period as it experienced more significant declines in its end markets than the other regions, which led to more competitive pricing pressure and lower fleet investment. For the six months ended June 30, 2012, the Southeast region's equipment rentals gross margin increased 5.9 percentage points to 30.9 percent, primarily reflecting a 5.6 percent rental rate increase and cost improvements, partially offset by a 0.9 percentage point decrease in time utilization. As compared to equipment rentals revenue, which increased 31.5 percent, depreciation of rental equipment increased 25.7 percent due primarily to an increase in average OEC, repairs and maintenance increased 11.6 percent due primarily to higher rental volume, compensation costs increased 24.6 percent, and building and property costs increased 14.3 percent. Rental rate changes are calculated based on the year over year variance in average contract rates, weighted by the prior period revenue mix. Rental rate calculations are only available on a pro forma basis (that is, including the results of operations of RSC for all periods presented).
For the five year period ended June 30, 2012, the general rentals' region with the highest equipment rentals gross margin was the Northeast. The Northeast region's equipment rentals gross margin of 36.9 percent for the five year period ended June 30, 2012 was 13 percent more than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Northeast region's equipment rentals gross margin was more than the other general rentals' regions during this period as its end markets were more stable than the other regions, which resulted in stronger pricing. For the six months ended June 30, 2012, the Northeast region's equipment rentals gross margin increased 3.8 percentage points to 36.0 percent, primarily reflecting an 8.7 percent rental rate increase and cost improvements, partially offset by a 1.6 percentage point decrease in time utilization. As compared to equipment rentals revenue, which increased 27.4 percent, aggregate repairs and maintenance and delivery costs increased 19.4 percent due primarily to higher rental volume, compensation costs increased 12.5 percent, and building and property costs increased 8.1 percent.
Although the margins for certain of our general rentals' regions exceeded a 10 percent variance level for the five year period ended June 30, 2012, we expect convergence going forward given management's focus on cost cutting, improved processes and fleet sharing. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.
These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.
Revenues by segment were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended June 30, 2012
Equipment rentals	$781	$64	$845
Sales of rental equipment	78	3	81
Sales of new equipment	20	2	22
Contractor supplies sales	21	2	23
Service and other revenues	21	1	22
Total revenue	$921	$72	$993
Three Months Ended June 30, 2011
Equipment rentals	$479	$45	$524
Sales of rental equipment	40	1	41
Sales of new equipment	18	3	21
Contractor supplies sales	20	2	22
Service and other revenues	20	1	21
Total revenue	$577	$52	$629
Six Months Ended June 30, 2012
Equipment rentals	$1,256	$112	$1,368
Sales of rental equipment	152	5	157
Sales of new equipment	37	3	40
Contractor supplies sales	37	4	41
Service and other revenues	41	2	43
Total revenue	$1,523	$126	$1,649
Six Months Ended June 30, 2011
Equipment rentals	$879	$79	$958
Sales of rental equipment	70	3	73
Sales of new equipment	32	4	36
Contractor supplies sales	40	3	43
Service and other revenues	40	2	42
Total revenue	$1,061	$91	$1,152

Equipment rentals. For the three months ended June 30, 2012, equipment rentals of $845 increased $321, or 61.3 percent, as compared to the same period in 2011, primarily reflecting a 63.7 percent increase in the volume of OEC on rent and a 7.4 percent rental rate increase, partially offset by changes in rental mix. There are two components of rental mix that impact equipment rentals: 1) the type of equipment rented and 2) the duration of the rental contract (daily, weekly and monthly). In 2012, we increased the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. As discussed above, we acquired RSC on April 30, 2012, and the results of RSC's operations have been included in our condensed consolidated financial statements since that date. The impact of the RSC acquisition on equipment rentals is primarily reflected in the increase in the volume of OEC on rent. Equipment rentals represented 85 percent of total revenues for the three months ended June 30, 2012. On a segment basis, equipment rentals represented 85 percent and 89 percent of total revenues for the three months ended June 30, 2012 for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $302, or 63.0 percent, primarily reflecting a 63.8 percent increase in the volume of OEC on rent and increased rental rates, partially offset by an increase in the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent. Trench safety, power and HVAC equipment rentals increased $19, or 42.2 percent, primarily reflecting an increase in the volume of OEC on rent. Trench safety, power and HVAC average OEC for the three months ended June 30, 2012 increased 59 percent as compared to the same period in 2011. Capitalizing on the demand for the higher margin equipment rented by our trench safety, power and HVAC segment has been a key component of our strategy in 2012 and 2011. The trench safety, power and HVAC equipment rentals growth was less than the increase in average OEC primarily due to OEC mix, as a significant portion of the OEC growth was in product lines that generate less revenue per OEC dollar, such as power and HVAC equipment. Our revenues fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.

For the six months ended June 30, 2012, equipment rentals of $1,368 increased $410, or 42.8 percent, as compared to the same period in 2011, primarily reflecting a 42.9 percent increase in the volume of OEC on rent and a 7.4 percent rental rate increase, partially offset by an increase in the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent. Equipment rentals represented 83 percent of total revenues for the six months ended June 30, 2012. On a segment basis, equipment rentals represented 82 percent and 89 percent of total revenues for the six months ended June 30, 2012 for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $377, or 42.9 percent, primarily reflecting a 42.2 percent increase in the volume of OEC on rent and increased rental rates, partially offset by an increase in the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent. Trench safety, power and HVAC equipment rentals increased $33, or 41.8 percent, primarily reflecting an increase in the volume of OEC on rent. Trench safety, power and HVAC average OEC for the six months ended June 30, 2012 increased 62 percent as compared to the same period in 2011. The trench safety, power and HVAC equipment rentals growth was less than the increase in average OEC primarily due to OEC mix, as a significant portion of the OEC growth was in product lines that generate less revenue per OEC dollar, such as power and HVAC equipment.

We believe that the rate and volume improvements for the three and six months ended June 30, 2012 reflect, in addition to the impact of the RSC acquisition, a combination of the following factors: a modest improvement in our operating environment; a shift from customer ownership to the rental of construction equipment; and the benefit of our strategy, particularly our increased focus on National Accounts and other large customers that tend to rent more equipment for longer periods of time. As discussed above, the results of RSC's operations have been included in our condensed consolidated financial statements since the April 30, 2012 acquisition date. The RSC acquisition contributed to the volume improvements for the three and six months ended June 30, 2012. The total OEC of our fleet of rental equipment was $7.3 billion, including the acquired RSC fleet, as of June 30, 2012 as compared to $4.0 billion as of December 31, 2011.
Sales of rental equipment. For the six months ended June 30, 2012, sales of rental equipment represented approximately 10 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and six months ended June 30, 2012, sales of rental equipment increased 97.6 percent and 115.1 percent, respectively, as compared to the same periods in 2011, primarily reflecting increased volume and improved pricing in a stronger retail market and the impact of the RSC acquisition. The increased sales also reflect management of our fleet size and mix in anticipation of increased rental capital expenditures in 2012. For the full year 2012, we expect gross rental capital expenditures of between $1.3 billion and $1.4 billion.
Sales of new equipment. For the six months ended June 30, 2012, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and six months ended June 30, 2012, sales of new equipment increased 4.8 percent and 11.1 percent, respectively, as compared to the same periods in 2011, primarily reflecting changes in the mix of equipment sold. In 2012, we sold a larger proportion of higher cost equipment, such as forklifts and large boom lifts, which generate more revenue per unit sold.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the six months ended June 30, 2012, contractor supplies sales represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and six months ended June 30, 2012, contractor supplies sales increased 4.5 percent and decreased 4.7 percent, respectively, as compared to the same periods in 2011. The increase for the three months ended June 30, 2012 primarily reflects the impact of the RSC acquisition. The decrease for the six months ended June 30, 2012 is primarily due to a reduction in the volume of supplies sold, which reflects our continued efforts to position contractor supplies as a complementary offering to equipment rentals. Our strategy over the past several years has focused on our core rental business. This strategy included substantially increasing the proportion of revenue derived from our core rental business, which increased from 71 percent in 2007 to 82 percent in 2011. As we focused on our core rental business, contractor supplies was repositioned as a complementary offering to equipment rentals, and the proportion of revenue derived from contractor supplies decreased substantially, from 10 percent in 2007 to 3 percent in 2011, while the gross margin from contractor supplies sales increased significantly from 19 percent in 2007 to 32 percent in 2011, as we adjusted our product mix to reduce or eliminate lower margin items.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services (including parts sales). For the six months ended June 30, 2012, service and other revenues represented approximately 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and six months ended June 30, 2012, service and other revenues increased 4.8 and 2.4 percent, respectively, as compared to the same periods in 2011.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended June 30, 2012
Equipment Rentals Gross Profit	$293	$30	$323
Equipment Rentals Gross Margin	37.5%	46.9%	38.2%
Three Months Ended June 30, 2011
Equipment Rentals Gross Profit	$156	$19	$175
Equipment Rentals Gross Margin	32.6%	42.2%	33.4%
Six Months Ended June 30, 2012
Equipment Rentals Gross Profit	$437	$48	$485
Equipment Rentals Gross Margin	34.8%	42.9%	35.5%
Six Months Ended June 30, 2011
Equipment Rentals Gross Profit	$244	$33	$277
Equipment Rentals Gross Margin	27.8%	41.8%	28.9%

General rentals. For the three months ended June 30, 2012, equipment rentals gross profit increased by $137 and equipment rentals gross margin increased by 4.9 percentage points from 2011, primarily reflecting increased rental rates and cost improvements, partially offset by a 0.2 percentage point decrease in time utilization. As compared to the equipment rentals revenue increase of 63.0 percent, aggregate repairs and maintenance and delivery costs increased 48.0 percent due primarily to higher rental volume, compensation costs increased 52.0 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition, building and property costs increased 43.0 percent due primarily to the impact of the RSC acquisition and insurance decreased 56.1 percent due primarily to our provision for self-insurance reserves. The revenue and cost increases all reflect the impact of the RSC acquisition since the April 30, 2012 acquisition date. Equipment rental revenue increased more than costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the three months ended June 30, 2012 and 2011, time utilization was 67.7 percent and 67.9 percent, respectively. For the six months ended June 30, 2012, equipment rentals gross profit increased by $193 and equipment rentals gross margin increased by 7.0 percentage points from 2011, primarily reflecting increased rental rates, a 1.0 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 42.9 percent, aggregate repairs and maintenance and delivery costs increased 30.9 percent due primarily to higher rental volume, compensation costs increased 28.1 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition, building and property costs increased 16.8 percent due primarily to the impact of the RSC acquisition and insurance decreased 26.0 percent due primarily to our provision for self-insurance reserves. The revenue and cost increases all reflect the impact of the RSC acquisition since the April 30, 2012 acquisition date. Equipment rental revenue increased more than costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the six months ended June 30, 2012 and 2011, time utilization was 65.9 percent and 64.9 percent, respectively.
Trench safety, power and HVAC. For the three months ended June 30, 2012, equipment rentals gross profit increased by $11 and equipment rentals gross margin increased by 4.7 percentage points from 2011, primarily reflecting cost improvements and a reduction in lower margin re-rent revenue (equipment we rent from other companies and then rent to customers). As compared to the equipment rentals revenue increase of 42.2 percent, compensation costs increased 33.9 percent. For the six months ended June 30, 2012, equipment rentals gross profit increased by $15 and equipment rentals gross margin increased by 1.1 percentage points from 2011, primarily reflecting cost improvements and a reduction in lower margin re-rent revenue. As compared to the equipment rentals revenue increase of 41.8 percent, compensation costs increased 33.9 percent. The 2012 improvements in equipment rentals gross profit also reflect our strategic focus on the higher margin equipment rented by the trench safety, power and HVAC segment. Trench safety, power and HVAC average OEC for the three and six months ended June 30, 2012 increased 59 percent and 62 percent, respectively, as compared to 2011.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total gross margin	37.7%	33.5%	35.6%	30.3%
Equipment rentals	38.2%	33.4%	35.5%	28.9%
Sales of rental equipment	30.9%	31.7%	34.4%	37.0%
Sales of new equipment	22.7%	19.0%	20.0%	19.4%
Contractor supplies sales	30.4%	27.3%	31.7%	30.2%
Service and other revenues	63.6%	61.9%	62.8%	59.5%

For the three months ended June 30, 2012, total gross margin increased 4.2 percentage points as compared to the same period in 2011, primarily reflecting increased gross margins from equipment rentals. Equipment rentals gross margin increased 4.8 percentage points, primarily reflecting a 7.4 percent rental rate increase and cost improvements, partially offset by a 0.2 percentage point decrease in time utilization. As compared to the equipment rentals revenue increase of 61.3 percent, aggregate repairs and maintenance and delivery costs increased 47.5 percent due primarily to higher rental volume, compensation costs increased 50.7 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition, building and property costs increased 42.2 percent primarily due to the impact of the RSC acquisition and insurance decreased 47.3 percent primarily due to our provision for self-insurance reserves. The revenue and cost increases all reflect the impact of the RSC acquisition since the April 30, 2012 acquisition date. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the three months ended June 30, 2012 and 2011, time utilization was 67.1 percent and 67.3 percent, respectively.

For the six months ended June 30, 2012, total gross margin increased 5.3 percentage points as compared to the same period in 2011, primarily reflecting increased gross margins from equipment rentals. Equipment rentals gross margin increased 6.6 percentage points, primarily reflecting a 7.4 percent rental rate increase, a 0.9 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 42.8 percent, aggregate repairs and maintenance and delivery costs increased 32.0 percent due primarily to higher rental volume, compensation costs increased 28.5 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition, and building and property costs increased 17.9 percent primarily due to the impact of the RSC acquisition and insurance decreased 20.9 percent primarily due to our provision for self-insurance reserves. The revenue and cost increases all reflect the impact of the RSC acquisition since the April 30, 2012 acquisition date. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the six months ended June 30, 2012 and 2011, time utilization was 65.2 percent and 64.3 percent, respectively.
Selling, general and administrative expenses (“SG&A”). SG&A expense information for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total SG&A expenses	$146	$100	$248	$195
SG&A as a percentage of revenue	14.7%	15.9%	15.0%	16.9%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, third-party professional fees, management salaries and clerical and administrative overhead. For the three months ended June 30, 2012, SG&A expense of $146 increased $46 as compared to 2011. The increase in SG&A primarily reflects increased compensation costs associated with increased revenues, improved profitability and increased headcount following the RSC acquisition. As a percentage of revenue, SG&A decreased 1.2 percentage points year over year. For the six months ended June 30, 2012, SG&A expense of $248 increased $53 as compared to 2011. The increase in SG&A primarily reflects increased compensation costs associated with increased revenues, improved profitability and increased headcount following the RSC acquisition. As a percentage of revenue, SG&A decreased 1.9 percentage points year over year.
RSC merger related costs. As discussed above, in the second quarter of 2012, we completed the acquisition of RSC. The three and six months ended June 30, 2012 include acquisition-related costs of $80 and $90, respectively, primarily related to financial and legal advisory fees. The fees for the three and six months ended June 30, 2012 include $31 of interim bridge financing fees.
Restructuring charge. For the three and six months ended June 30, 2012, the restructuring charges of $53 primarily reflect severance costs and branch closure charges associated with the RSC merger. The branch closure charges primarily reflect continuing lease obligations at vacant facilities. For the three and six months ended June 30, 2011, the restructuring charges of $2 and $3, respectively, primarily reflected branch closure charges due to continuing lease obligations at vacant facilities. We expect to incur an additional $60 to $80 of charges in connection with the restructuring, which is expected to be substantially complete by March 31, 2013.
Non-rental depreciation and amortization for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Non-rental depreciation and amortization	$49	$14	$63	$26

Non-rental depreciation and amortization for the three and six months ended June 30, 2012 increased $35, or 250 percent, and $37, or 142 percent, respectively, as compared to 2011. Non-rental depreciation and amortization for the three and six months ended June 30, 2012 increased primarily due to the 2012 acquisition of RSC discussed in note 2 to our condensed consolidated financial statements.
Interest expense, net for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense, net	$121	$57	$189	$113

Interest expense, net for the three and six months ended June 30, 2012 increased $64, or 112 percent, and $76, or 67 percent, respectively, as compared to 2011. As discussed in note 8 to our condensed consolidated financial statements, in March 2012, we issued $2,825 of debt ("the merger financing notes") in connection with the RSC acquisition. Upon completion of the RSC acquisition, we also assumed RSC's debt that remained after repayment of certain of RSC's senior debt. Interest expense, net for the three and six months ended June 30, 2012 includes $16 and $29, respectively, of interest recorded on the merger financing notes prior to the closing of the merger. Interest expense, net for the three and six months ended June 30, 2012 increased primarily due to increased average outstanding debt, including the debt issued and assumed in connection with the RSC acquisition, as compared to 2011.
Other income, net for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other income, net	$(12)	$(3)	$(13)	$(4)

The 2012 increases in other income, net primarily reflect a $10 gain recognized upon the sale of a former subsidiary that developed and marketed software.
Income taxes. The following table summarizes our continuing operations (benefit) provision for income taxes and the related effective tax rates for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Loss) income from continuing operations before (benefit) provision for income taxes	$(64)	$39	$(45)	$12
(Benefit) provision for income taxes	(12)	11	(6)	4
Effective tax rate	18.8%	28.2%	13.3%	33.3%

The differences between the 2012 and 2011 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relate to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges. Additionally, the three and six months ended June 30, 2012 include a deferred tax charge of $8 related to the RSC acquisition.
Balance sheet. The increases in our balance sheet from December 31, 2011 to June 30, 2012 primarily reflect the impact of the RSC acquisition. See note 2 to our condensed consolidated financial statements for a summary of the estimated fair values of the RSC assets acquired and liabilities assumed.
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
As discussed in note 8 to our condensed consolidated financial statements, in March 2012, in connection with the RSC acquisition, we issued $750 aggregate principal amount of 5 3/4 percent Senior Secured Notes due 2018, $750 aggregate principal amount of 7 3/8 percent Senior Notes due 2020 and $1,325 aggregate principal amount of 7 5/8 percent Senior Notes due 2022. In March 2012, the size of the ABL facility was increased to $1.9 billion. Additionally, as discussed in note 8 to our condensed consolidated financial statements, upon completion of the RSC acquisition in April 2012, we assumed RSC's debt that remained after repayment of certain of RSC's senior debt.
As previously announced, in connection with the RSC acquisition, our Board authorized a stock buyback of up to $200 of Holdings' common stock. As of July 13, 2012, we have repurchased $100 of Holdings' common stock and our intent is to complete the stock buyback within 18 months after the April 30, 2012 closing of the RSC acquisition.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our ABL facility and accounts receivable securitization facility. As of June 30, 2012, we had (i) $494 of borrowing capacity, net of $119 of letters of credit, available under the ABL facility, (ii) $20 of borrowing capacity available under the accounts receivable securitization facility and (iii) cash and cash equivalents of $41. Cash equivalents at June 30, 2012 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.
As of June 30, 2012, $1,287 and $252 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. The interest rates applicable to the ABL facility and the accounts receivable securitization facility at June 30, 2012 were 2.3 percent and 0.9 percent, respectively. During the six months ended June 30, 2012, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility were $1,048 and $230, respectively, and the weighted-average interest rates thereon were 2.4 percent and 0.9 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility during the six months ended June 30, 2012 were $1,287 and $252, respectively. During the six months ended June 30, 2012, the maximum amount outstanding under the ABL facility exceeded the average amount outstanding primarily due to additional borrowings in connection with the RSC acquisition.
We expect that our principal needs for cash relating to our operations over the next 12 months will be to fund (i) operating activities and working capital, (ii) the purchase of rental equipment and inventory items offered for sale, (iii) payments due under operating leases, (iv) debt service, and (v) acquisitions. We plan to fund such cash requirements from our existing sources of cash. In addition, we may seek additional financing through the securitization of some of our real estate, the use of additional operating leases or other financing sources as market conditions permit.
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of July 13, 2012 were as follows:

	Corporate Rating	Outlook
Moody’s	B2	Stable
Standard & Poor’s	B	Positive
Fitch	B	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. Our gross and net rental capital expenditures have increased significantly in 2012 relative to 2011. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $679 and $339 during the six months ended June 30, 2012 and 2011, respectively. For the full year 2012, we expect net rental capital expenditures of between $925 and $975, after gross purchases of between $1.3 billion and $1.4 billion. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility.
Loan Covenants and Compliance. As of June 30, 2012, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In October 2011, we amended the ABL facility. In March 2012, the size of the ABL facility was increased to $1.9 billion. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Since the October 2011 amendment of the facility and through June 30, 2012, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
As of June 30, 2012, primarily due to losses sustained in prior years, URNA had limited restricted payment capacity under the most restrictive restricted payment covenants in the indentures governing its outstanding indebtedness. Although this limited capacity restricts our ability to move operating cash flows to Holdings, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations due to certain intercompany arrangements.
Sources and Uses of Cash. During the six months ended June 30, 2012, we (i) generated cash from operating activities of $342, (ii) generated cash from the sale of rental and non-rental equipment of $169 and (iii) received cash from debt proceeds, net of payments, of $1,729, including $2,825 of proceeds from debt issuances associated with the RSC acquisition, a portion of which was used to repay certain of RSC's senior debt. We used cash during this period principally to (i) purchase rental and non-rental equipment of $898, (ii) purchase other companies for $1,175, (iii) purchase shares of our common stock for $115 and (iv) pay financing costs of $67. During the six months ended June 30, 2011, we (i) generated cash from operating activities of $296 and (ii) generated cash from the sale of rental and non-rental equipment of $81. We used cash during this period principally to (i) purchase rental and non-rental equipment of $425 and (ii) purchase other companies for $143.
Free Cash Flow GAAP Reconciliation. We define “free cash (usage) flow” as (i) net cash provided by operating activities less (ii) purchases of rental and non-rental equipment plus (iii) proceeds from sales of rental and non-rental equipment and excess tax benefits from share-based payment arrangements, net. Management believes that free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash (usage) flow is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash (usage) flow should not be considered an alternative to net income (loss) or cash flow from operating activities as an indicator of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash (usage) flow.

	Six Months Ended
	June 30,
	2012	2011
Net cash provided by operating activities	$342	$296
Purchases of rental equipment	(836)	(412)
Purchases of non-rental equipment	(62)	(13)
Proceeds from sales of rental equipment	157	73
Proceeds from sales of non-rental equipment	12	8
Excess tax benefits from share-based payment arrangements, net	(1)	—
Free cash usage	$(388)	$(48)
Free cash usage for the six months ended June 30, 2012 was $388, an increase of $340 as compared to $48 for the six months ended June 30, 2011. Free cash usage increased primarily due to increased purchases of rental equipment, partially offset by increased proceeds from sales of rental equipment. Free cash usage for the six months ended June 30, 2012 includes the impact of the RSC merger costs discussed above.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of June 30, 2012:

	2012	2013	2014	2015	2016	Thereafter	Total
Debt and capital leases (1)	$290	$30	$24	$185	$1,797	$4,942	$7,268
Interest due on debt (2)	245	479	478	475	433	1,441	3,551
Operating leases (1):
Real estate	59	103	82	66	50	104	464
Non-rental equipment	21	22	17	13	9	16	98
Service agreements (3)	12	—	—	—	—	—	12
Purchase obligations (4)	351	1	—	—	—	—	352
Subordinated convertible debentures (5)	2	4	4	4	4	95	113
Total (6)	$980	$639	$605	$743	$2,293	$6,598	$11,858

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases. Our 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt in our consolidated balance sheet because they are redeemable at June 30, 2012. The 4 percent Convertible Senior Notes are reflected in the table above based on the contractual maturity date in 2015.

(2)
Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of June 30, 2012. As discussed above, our 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt in our consolidated balance sheet because they are redeemable at June 30, 2012. Interest on the 4 percent Convertible Senior Notes is reflected in the table above based on the contractual maturity date in 2015.

(3)	These represent service agreements with third parties to provide wireless and network services, refurbish our aerial equipment and operate the distribution centers associated with contractor supplies.

(4)
As of June 30, 2012, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2012 and 2013.

(5)	Represents principal and interest payments on the $55 of 6 1/2 percent subordinated convertible debentures reflected in our consolidated balance sheets as of June 30, 2012.

(6)	This information excludes $7 of unrecognized tax benefits. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities.
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
Interest Rate Risk. As of June 30, 2012, we had an aggregate of $1,539 of indebtedness that bears interest at variable rates, comprised of $1,287 of borrowings under the ABL facility and $252 of borrowings under our accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. The interest rates applicable to our variable rate debt on June 30, 2012 were 2.3 percent for the ABL facility and 0.9 percent for the accounts receivable securitization facility. As of June 30, 2012, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $9 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At June 30, 2012, we had an aggregate of $5.8 billion of indebtedness that bears interest at fixed rates, including our subordinated convertible debentures. A one percentage point decrease in market interest rates as of June 30, 2012 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 7 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
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
Equity Price Risk. In connection with the November 2009 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity (deficit). The convertible note hedge transactions cover, subject to anti-dilution adjustments, 15.1 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $35.00 or $40.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 8.4 million or 9.2 million shares, respectively. Based on the price of our common stock during the second quarter of 2012, holders of the 4 percent Convertible Notes have the right to redeem the notes during the third quarter of 2012 at a conversion price of $11.11 per share of common stock. Between July 1, 2012 (the beginning of the third quarter) and July 13, 2012, none of the 4 percent Convertible Senior Notes were redeemed.
If the total $168 outstanding principal amount of the 4 percent Convertible Notes was converted, the total cost to settle the notes would be $514, assuming a conversion price of $34.04 (the closing price of our common stock on June 30, 2012) per share of common stock. The $168 principal amount would be settled in cash, and the remaining $346 could be settled in cash, shares of our common stock, or a combination thereof, at our discretion. Based on the June 30, 2012 closing stock price, approximately 10 million shares of stock, excluding any stock we would receive from the hedge counterparties as discussed below, would be issued if we settled the entire $346 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $15 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our June 30, 2012 closing stock price, we estimate that we would receive approximately $44 in either cash or stock from the hedge counterparties, after which the effective conversion price would be approximately $14.03. Additionally, $5 principal amount of our 1 7/8 percent Convertible Notes was outstanding at June 30, 2012. If the total $5 outstanding principal amount of the 1 7/8 percent Convertible Notes was converted, the total cost to settle the notes would be $7, assuming a conversion price of $34.04 (the closing price of our common stock on June 30, 2012) per share of common stock. The total cost to settle would change by less than $1 for each $1 (actual dollars) change in our stock price. Based on the price of our common stock during the first quarter of 2012, holders of the 1 7/8 percent Convertible Senior Subordinated Notes had the right to convert the notes during the second quarter of 2012 at a conversion price of $21.83 per share of common stock, and $17 of the 1 7/8 percent Convertible Senior Subordinated Notes were converted. Upon conversion of the notes, we issued approximately 0.8 million shares of our common stock to the applicable holders of the 1 7/8 percent Convertible Senior

Subordinated Notes. Based on the price of our common stock during the second quarter of 2012, holders of the 1 7/8 percent Convertible Senior Subordinated Notes may convert the notes during the third quarter of 2012 at a conversion price of $21.83 per share of common stock. Between July 1, 2012 (the beginning of the third quarter) and July 13, 2012, none of the 1 7/8 percent Convertible Senior Subordinated Notes were converted.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of June 30, 2012. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under note 9 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments and should be read in conjunction with note 15 to our consolidated financial statements for the year ended December 31, 2011 filed on Form 10-K on January 25, 2012.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the second quarter of 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
April 1, 2012 to April 30, 2012	855	(1)	$43.39	$—	$—
May 1, 2012 to May 31, 2012	2,527,672	(1)	$42.04	2,391,993	100,002,783
June 1, 2012 to June 30, 2012	20,315	(1)	$31.42	—	—
Total	2,548,842		$41.95	$2,391,993	$100,002,783

(1)
In April 2012, May 2012 and June 2012, 855, 135,679 and 20,315 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
In December 2012, in connection with the RSC acquisition, our Board announced its intention to authorize a stock buyback of up to $200 million of Holdings' common stock, which we intend to complete within 18 months after the April 30, 2012 closing of the RSC acquisition. Our Board announced its authorization of the stock buyback in April 2012.

Item 6.	Exhibits

3(a)	Restated Certificate of Incorporation of United Rentals, Inc., dated March 16, 2009 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)

3(b)	By-laws of United Rentals, Inc., amended as of December 20, 2010 (incorporated by reference to Exhibit 3.1 of the United Rentals, Inc. Report on Form 8-K filed on December 23, 2010)

3(c)*	Restated Certificate of Incorporation of United Rentals (North America), Inc., dated February 17, 2012

3(d)*	By-laws of United Rentals (North America), Inc., dated February 17, 2012

4(a)
First Supplemental Indenture to the 2022 Senior Notes, dated as of April 30, 2012, among UR Financing Escrow Corporation, UR Merger Sub Corporation, United Rentals, Inc., InfoManager, Inc., United Rentals (Delaware), Inc., United Rentals Financing Limited Partnership, United Rentals Highway Technologies Gulf, LLC, United Rentals Realty, LLC, Wynne Systems, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4(b)
First Supplemental Indenture to the 2020 Senior Notes, dated as of April 30, 2012, among UR Financing Escrow Corporation, UR Merger Sub Corporation, United Rentals, Inc., InfoManager, Inc., United Rentals (Delaware), Inc., United Rentals Financing Limited Partnership, United Rentals Highway Technologies Gulf, LLC, United Rentals Realty, LLC. Wynne Systems, Inc. and Wells Fargo Bank, National Association and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4(c)
First Supplemental Indenture to the 2018 Senior Secured Notes, dated as of April 30, 2012, among UR Financing Escrow Corporation, UR Merger Sub Corporation, United Rentals, Inc., InfoManager, Inc., United Rentals (Delaware), Inc., United Rentals Financing Limited Partnership, United Rentals Highway Technologies Gulf, LLC, United Rentals Realty, LLC, Wynne Systems, Inc. and Wells Fargo Bank, National Association and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4(d)
First Supplemental Indenture to the URNA 9.25% Notes dated as of April 30, 2012, among United Rentals (North America), Inc., United Rentals, Inc., InfoManager, Inc., United Rentals (Delaware), Inc., United Rentals Financing Limited Partnership, United Rentals Highway Technologies Gulf, LLC, United Rentals Realty, LLC, Wynne Systems, Inc., UR Merger Sub Corporation and the Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.4 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4(e)
First Supplemental Indenture to the URNA 10.875% Notes dated as of April 30, 2012, among United Rentals (North America), Inc., United Rentals, Inc., InfoManager, Inc., United Rentals (Delaware), Inc., United Rentals Financing Limited Partnership, United Rentals Highway Technologies Gulf, LLC, United Rentals Realty, LLC, Wynne Systems, Inc., UR Merger Sub Corporation and the Bank of New York Mellon. as Trustee (incorporated by reference to Exhibit 4.5 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4(f)
Second Supplemental Indenture to the URNA 8.375% Notes dated as of April 30, 2012, among United Rentals (North America), Inc., United Rentals, Inc., InfoManager, Inc., United Rentals (Delaware), Inc., United Rentals Financing Limited Partnership, United Rentals Highway Technologies Gulf, LLC, United Rentals Realty, LLC, Wynne Systems, Inc., UR Merger Sub Corporation and the Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.6 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4(g)
Second Supplemental Indenture to the URNA 1.875% Notes dated as of April 30, 2012, among United Rentals (North America), Inc., United Rentals, Inc., UR Merger Sub Corporation and the Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.7 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4(h)
First Supplemental Indenture to the RSC 10.25% Notes dated as of April 30, 2012, between UR Merger Sub Corporation and Wells Fargo, as Trustee (incorporated by reference to Exhibit 4.8 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4(i)
Second Supplemental Indenture to the RSC 10.25% Notes dated as of April 30, 2012, among UR Merger Sub Corporation, InfoManager, Inc., United Rentals (Delaware), Inc., United Rentals Financing Limited Partnership, United Rentals Highway Technologies Gulf, LLC, United Rentals Realty, LLC. Wynne Systems, Inc. and Wells Fargo, as Trustee (incorporated by reference to Exhibit 4.9 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4(j)
First Supplemental Indenture to the RSC 8.25% Notes dated as of April 30, 2012, between UR Merger Sub Corporation and Wells Fargo, as Trustee (incorporated by reference to Exhibit 4.10 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4(k)
Second Supplemental Indenture to the RSC 8.25% Notes dated as of April 30, 2012, among UR Merger Sub Corporation. InfoManager, Inc., United Rentals (Delaware), Inc., United Rentals Financing Limited Partnership, United Rentals Highway Technologies Gulf, LLC, United Rentals Realty, LLC, Wynne Systems, Inc. and Wells Fargo, as Trustee (incorporated by reference to Exhibit 4.11 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10(a)
Joinder to the Registration Rights Agreement for the 2022 Senior Notes dated as of April 30, 2012, among UR Merger Sub Corporation, United Rentals, Inc., InfoManager, Inc., United Rentals (Delaware), Inc., United Rentals Financing Limited Partnership, United Rentals Highway Technologies Gulf, LLC, United Rentals Realty, LLC, and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10(b)
Joinder to the Registration Rights Agreement for the 2020 Senior Notes dated as of April 30, 2012, among UR Merger Sub Corporation, United Rentals, Inc., InfoManager, Inc., United Rentals (Delaware), Inc., United Rentals Financing Limited Partnership, United Rentals Highway Technologies Gulf, LLC, United Rentals Realty, LLC, and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10(c)
Joinder to the Registration Rights Agreement for the 2018 Senior Secured Notes dated as of April 30, 2012, among UR Merger Sub Corporation, United Rentals, Inc., InfoManager, Inc., United Rentals (Delaware), Inc., United Rentals Financing Limited Partnership, United Rentals Highway Technologies Gulf, LLC, United Rentals Realty, LLC, and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10(d)
Accession Agreement, dated as of April 30, 2012, to the URI ABL between UR Merger Sub Corporation and Bank of America, N.A. as collateral agent. (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10(e)
Supplement to the U.S. Security Agreement for the URI ABL dated as of April 30, 2012, among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10(f)
Supplement to the U.S. Guarantee Agreement for the URI ABL dated as of April 30, 2012, among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.6 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10(g)
Supplement to the Canadian Security Agreement for the URI ABL dated as of April 30, 2012, among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.7 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10(h)
Supplement to the Canadian Guarantee Agreement for the URI ABL dated as of April 30, 2012, among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.8 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10(i)
Supplement to the Intellectual Property Security Agreement for the URI ABL dated as of April 30, 2012, among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.9 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10(j)*	Form of United Rentals, Inc. 2012 Performance Award Agreement for Senior Management ‡

12*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101***
The following materials from the Quarterly Report on Form 10-Q for the Company and URNA, for the quarter ended June 30, 2012, filed on July 17, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

***	Submitted pursuant to Rule 406T of Regulation S-T.

‡	Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	July 16, 2012	By:	/S/ JOHN J. FAHEY
John J. Fahey Vice President, Controller
and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	July 16, 2012	By:	/S/ JOHN J. FAHEY
John J. Fahey Vice President, Controller
and Principal Accounting Officer