Form 10-Q
period 2012-09-30
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2012-10-16
CIK 1047166, 1067701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-14387
Commission File Number 1-13663
___________________________________
United Rentals, Inc.
United Rentals (North America), Inc.
(Exact Names of Registrants as Specified in Their Charters)
 ___________________________________

Delaware Delaware	06-1522496 86-0933835
(States of Incorporation)	(I.R.S. Employer Identification Nos.)

Five Greenwich Office Park, Greenwich, Connecticut	06831
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of October 12, 2012, there were 92,590,464 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements	4

	United Rentals, Inc. Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	4

	United Rentals, Inc. Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	5

	United Rentals, Inc. Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	6

	United Rentals, Inc. Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2012 (unaudited)	7

	United Rentals, Inc. Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited)	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4	Controls and Procedures	49

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	50

Item 1A	Risk Factors	50

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6	Exhibits	51

	Signatures	52

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

•	inability to benefit from government spending associated with stimulus-related construction projects;

•	restrictive covenants in our debt instruments, which can limit our financial and operational flexibility;

•	noncompliance with financial or other covenants in our debt agreements, which could result in our lenders terminating our credit facilities and requiring us to repay outstanding borrowings;

•	inability to access the capital that our businesses or growth plans may require;

•	inability to manage credit risk adequately or to collect on contracts with a large number of customers;

•	incurrence of impairment charges;

•	the outcome or other potential consequences of regulatory matters and commercial litigation;

•	increases in our loss reserves to address business operations or other claims and any claims that exceed our established levels of reserves;

•	incurrence of additional expenses (including indemnification obligations) and other costs in connection with litigation, regulatory and investigatory matters;

•	increases in our maintenance and replacement costs as we age our fleet, and decreases in the residual value of our equipment;

•	inability to sell our new or used fleet in the amounts, or at the prices, we expect;

•	turnover in our management team and inability to attract and retain key personnel;

•	rates we can charge and time utilization we can achieve being less than anticipated;

•	costs we incur being more than anticipated, and the inability to realize expected savings in the amounts or time frames planned;

•	dependence on key suppliers to obtain equipment and other supplies for our business on acceptable terms;

•	competition from existing and new competitors;

•	disruptions in our information technology systems;

•	the costs of complying with environmental and safety regulations;

•
labor disputes, work stoppages or other labor difficulties, which may impact our productivity, and potential enactment of new legislation or other changes in law affecting our labor relations or operations generally; and

•	shortfalls in our insurance coverage.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents	$68	$36
Accounts receivable, net of allowance for doubtful accounts of $48 at September 30, 2012 and $33 at December 31, 2011	804	464
Inventory	89	44
Prepaid expenses and other assets	108	75
Deferred taxes	42	104
Total current assets	1,111	723
Rental equipment, net	5,103	2,617
Property and equipment, net	426	366
Goodwill and other intangible assets, net	4,228	372
Other long-term assets	124	65
Total assets	$10,992	$4,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$651	$395
Accounts payable	408	206
Accrued expenses and other liabilities	455	263
Total current liabilities	1,514	864
Long-term debt	6,724	2,592
Subordinated convertible debentures	55	55
Deferred taxes	1,106	470
Other long-term liabilities	65	59
Total liabilities	9,464	4,040
Temporary equity (note 8)	33	39
Common stock—$0.01 par value, 500,000,000 shares authorized, 95,438,749 and 92,589,656 shares issued and outstanding, respectively, at September 30, 2012 and 62,877,530 shares issued and outstanding at December 31, 2011	1	1
Additional paid-in capital	1,977	487
Accumulated deficit	(465)	(499)
Treasury stock at cost—2,849,093 and 0 shares at September 30, 2012 and December 31, 2011, respectively	(112)	—
Accumulated other comprehensive income	94	75
Total stockholders’ equity	1,495	64
Total liabilities and stockholders’ equity	$10,992	$4,143
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Equipment rentals	$1,051	$604	$2,419	$1,562
Sales of rental equipment	101	42	258	115
Sales of new equipment	24	24	64	60
Contractor supplies sales	23	23	64	66
Service and other revenues	20	20	63	62
Total revenues	1,219	713	2,868	1,865
Cost of revenues:
Cost of equipment rentals, excluding depreciation	395	261	991	740
Depreciation of rental equipment	204	110	491	312
Cost of rental equipment sales	72	27	175	73
Cost of new equipment sales	19	19	51	48
Cost of contractor supplies sales	17	15	45	45
Cost of service and other revenues	7	7	23	24
Total cost of revenues	714	439	1,776	1,242
Gross profit	505	274	1,092	623
Selling, general and administrative expenses	164	103	412	298
RSC merger related costs	8	—	98	—
Restructuring charge	40	2	93	5
Non-rental depreciation and amortization	71	13	134	39
Operating income	222	156	355	281
Interest expense, net	127	57	316	170
Interest expense—subordinated convertible debentures	1	1	3	5
Other expense (income), net	—	2	(13)	(2)
Income from continuing operations before provision for income taxes	94	96	49	108
Provision for income taxes	21	31	15	35
Income from continuing operations	73	65	34	73
Loss from discontinued operation, net of taxes	—	—	—	(1)
Net income	$73	$65	$34	$72
Basic earnings per share:
Income from continuing operations	$0.78	$1.04	$0.42	$1.18
Loss from discontinued operation	—	—	—	(0.01)
Net income	$0.78	$1.04	$0.42	$1.17
Diluted earnings per share:
Income from continuing operations	$0.70	$0.91	$0.37	$1.00
Loss from discontinued operation	—	—	—	(0.01)
Net income	$0.70	$0.91	$0.37	$0.99
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$73	$65	$34	$72
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	19	(36)	18	(23)
Fixed price diesel swaps	2	(1)	1	(1)
Other comprehensive income (loss)	21	(37)	19	(24)
Comprehensive income	$94	$28	$53	$48

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Comprehensive Income
Balance at December 31, 2011	63	$1	$487	$(499)	—	$—	$75
Net income				34
Foreign currency translation adjustments							18
Fixed price diesel swaps							1
RSC acquisition	30		1,425
Stock compensation expense, net (1)			45
Exercise of common stock options	2		17
Conversion of 1 7/8 percent Convertible Senior Subordinated Notes	1		17
4 percent Convertible Senior Notes			6
Shares repurchased and retired			(16)
Repurchase of common stock	(3)				3	(112)
Excess tax benefits from share-based payment arrangements, net			(4)
Balance at September 30, 2012	93	$1	$1,977	$(465)	3	$(112)	$94

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

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$34	$72
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	625	351
Amortization of deferred financing costs and original issue discounts	17	17
Gain on sales of rental equipment	(83)	(42)
Gain on sales of non-rental equipment	(2)	(2)
Gain on sale of software subsidiary	(10)	—
Stock compensation expense, net	23	9
RSC merger related costs	98	—
Restructuring charge	93	5
Loss on retirement of subordinated convertible debentures	—	1
Increase in deferred taxes	5	16
Changes in operating assets and liabilities, net of amounts acquired:
Increase in accounts receivable	(94)	(60)
Increase in inventory	(22)	(17)
Increase in prepaid expenses and other assets	(17)	(11)
(Decrease) increase in accounts payable	(102)	101
(Decrease) increase in accrued expenses and other liabilities	(70)	13
Net cash provided by operating activities	495	453
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,109)	(631)
Purchases of non-rental equipment	(76)	(24)
Proceeds from sales of rental equipment	258	115
Proceeds from sales of non-rental equipment	26	11
Purchases of other companies	(1,175)	(198)
Proceeds from sale of software subsidiary	10	—
Net cash used in investing activities	(2,066)	(727)
Cash Flows From Financing Activities:
Proceeds from debt	4,886	1,462
Payments of debt, including subordinated convertible debentures	(3,102)	(1,383)
Proceeds from the exercise of common stock options	17	31
Common stock repurchased	(128)	(7)
Payments of financing costs	(67)	—
Cash paid in connection with the 4 percent Convertible Senior Notes and related hedge, net	—	(11)
Excess tax benefits from share-based payment arrangements, net	(4)	—
Net cash provided by financing activities	1,602	92
Effect of foreign exchange rates	1	5
Net increase (decrease) in cash and cash equivalents	32	(177)
Cash and cash equivalents at beginning of period	36	203
Cash and cash equivalents at end of period	$68	$26
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$31	$20
Cash paid for interest, including subordinated convertible debentures	219	141
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
2. Acquisitions
On April 30, 2012 (“the acquisition date”), we acquired 100 percent of the outstanding common shares and voting interest of RSC Holdings, Inc. (“RSC”). The results of RSC's operations have been included in our condensed consolidated financial statements since the acquisition date. RSC was one of the largest equipment rental providers in North America, and had a network of 440 rental locations in 43 U.S. states and three Canadian provinces as of December 31, 2011. We believe that the acquisition will create a leading North American equipment rental company with a more attractive business mix, greater scale and enhanced growth prospects, and that the acquisition will provide us with financial benefits including reduced operating expenses and additional revenue opportunities.
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

Accounts receivable, net of allowance for doubtful accounts (1)	$238
Inventory	23
Deferred taxes	15
Rental equipment, net	2,013
Property and equipment, net	47
Intangibles (2)	1,240
Other assets	53
Total identifiable assets acquired	3,629
Short-term debt and current maturities of long-term debt (3)	(1,586)
Current liabilities	(400)
Deferred taxes	(703)
Long-term debt (3)	(992)
Other long-term liabilities	(13)
Total liabilities assumed	(3,694)
Net identifiable assets acquired	(65)
Goodwill (4)	2,651
Net assets acquired	$2,586
(1)The fair value of accounts receivables acquired was $238, and the gross contractual amount was $251. We estimate that $13 will be uncollectible.
(2)The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on URI's preliminary purchase accounting assessments:

	Fair value	Life (years)
Customer relationships	$1,110	15
Trade names, associated trademarks and other	81	5
Non-compete agreements	49	5
Total	$1,240
(3)At the closing of the merger, URNA repaid RSC's senior ABL facility, 10 percent senior notes, and 9 1/2 percent senior notes. The repaid debt is reflected as short-term above as it was paid on the acquisition date. The RSC debt reflected in our condensed consolidated balance sheet as of September 30, 2012 is discussed further in note 8 to the condensed consolidated financial statements. The debt in the table above includes $1,555 of the repaid RSC debt, and the fair values of the following debt assumed by URNA:

10 1/4 percent Senior Notes	$(225)
8 1/4 percent Senior Notes	(699)
Capital leases	(99)
Total assumed debt	$(1,023)
(4) All of the goodwill was assigned to our general rentals segment. The level of goodwill expected to result from the merger is primarily reflective of RSC's going-concern value, the value of RSC's assembled workforce, new customer relationships expected to arise from the merger, and operational synergies that we expect to achieve that would not be available to other market participants. $39 of the goodwill is expected to be deductible for income tax purposes.
The three and nine months ended September 30, 2012 include acquisition-related costs of $8 and $98, respectively. Additionally, in 2011, we recognized $19 of additional acquisition-related costs. The acquisition-related costs are reflected in our condensed consolidated statements of income as “RSC merger related costs” and primarily relate to financial and legal advisory fees. Additionally, the fees for the nine months ended September 30, 2012 include $31 of interim bridge financing costs. Subsequent to September 30, 2012, we expect to incur an additional $10 to $30 of charges in connection with the merger, and we expect to recognize such costs by March 31, 2013. In addition to the acquisition-related costs reflected in our condensed consolidated statements of income, we capitalized $67 of debt issuance costs associated with the issuance of debt to fund the acquisition, which are reflected, net of amortization subsequent to the acquisition date, in other long-term assets in our

September 30, 2012 condensed consolidated balance sheet.
Since the acquisition date, significant amounts of fleet have been moved between URI locations and the acquired RSC locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of RSC since the acquisition date. The impact of the RSC acquisition on our equipment rentals revenue is primarily reflected in the increases in the volume of OEC on rent of 79.7 percent and 56.9 percent for the three and nine months ended September 30, 2012, respectively.
The table below presents pro forma consolidated income statement information as if RSC had been included in our consolidated results for the entire periods reflected. The pro forma information has been prepared using the purchase method of accounting, giving effect to the RSC acquisition as if the acquisition had been completed on January 1, 2011 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the merger been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the merger, and also does not reflect additional revenue opportunities following the merger. The pro forma information includes adjustments to record the assets and liabilities of RSC at their respective fair values based on available information and to give effect to the financing for the acquisition and related transactions. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The purchase price allocations for the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. We expect that the values assigned to the assets acquired and liabilities assumed will be finalized during the one-year measurement period following the acquisition date.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$1,219	$1,121	$3,415	$2,967
Income (loss) from continuing operations before provision (benefit) for income taxes	148	43	196	(198)
Pro forma revenues reflect combined URI and RSC. Pro forma income (loss) from continuing operations before provision (benefit) for income taxes reflects combined URI and RSC with the following pro forma adjustments: 1) depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups of equipment acquired in the RSC acquisition, the impact of which was offset by the impact of extending the useful lives of such equipment, 2) cost of rental equipment sales was adjusted for the fair value mark-ups of rental equipment acquired in the RSC acquisition, 3) the intangible assets acquired in the RSC acquisition were amortized, 4) interest expense was adjusted to reflect interest on the merger financing notes described in note 8 to the condensed consolidated financial statements, 5) RSC historic interest on debt that is not part of the combined entity was eliminated, 6) RSC historic interest was adjusted for the fair value mark-ups of the debt acquired in the RSC acquisition, 7) the RSC merger related costs were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date and 8) restructuring charges comprised of severance costs and branch closure charges associated with the merger were recognized from the pro forma acquisition date through June 30, 2012. For the pro forma presentation, half of the restructuring charges were recognized in the first quarter following the pro forma acquisition date, and the remaining charges were recognized on a straight-line basis through June 30, 2012. As of September 30, 2012, we have recognized $91 of such restructuring charges, and expect to recognize an additional $10 to $30 of restructuring charges subsequent to September 30, 2012.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended September 30, 2012
Equipment rentals	$971	$80	$1,051
Sales of rental equipment	98	3	101
Sales of new equipment	22	2	24
Contractor supplies sales	21	2	23
Service and other revenues	19	1	20
Total revenue	1,131	88	1,219
Depreciation and amortization expense	264	11	275
Equipment rentals gross profit	410	42	452
Three Months Ended September 30, 2011
Equipment rentals	$540	$64	$604
Sales of rental equipment	40	2	42
Sales of new equipment	22	2	24
Contractor supplies sales	21	2	23
Service and other revenues	20	—	20
Total revenue	643	70	713
Depreciation and amortization expense	116	7	123
Equipment rentals gross profit	198	35	233
Nine Months Ended September 30, 2012
Equipment rentals	$2,227	$192	$2,419
Sales of rental equipment	250	8	258
Sales of new equipment	59	5	64
Contractor supplies sales	58	6	64
Service and other revenues	60	3	63
Total revenue	2,654	214	2,868
Depreciation and amortization expense	592	33	625
Equipment rentals gross profit	847	90	937
Capital expenditures	1,112	73	1,185
Nine Months Ended September 30, 2011
Equipment rentals	$1,419	$143	$1,562
Sales of rental equipment	110	5	115
Sales of new equipment	54	6	60
Contractor supplies sales	61	5	66
Service and other revenues	60	2	62
Total revenue	1,704	161	1,865
Depreciation and amortization expense	330	21	351
Equipment rentals gross profit	442	68	510
Capital expenditures	595	60	655

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2012	December 31, 2011
Total reportable segment assets
General rentals	$10,502	$3,776
Trench safety, power and HVAC	490	367
Total assets	$10,992	$4,143

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income from continuing operations before provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total equipment rentals gross profit	$452	$233	$937	$510
Gross profit from other lines of business	53	41	155	113
Selling, general and administrative expenses	(164)	(103)	(412)	(298)
RSC merger related costs	(8)	—	(98)	—
Restructuring charge	(40)	(2)	(93)	(5)
Non-rental depreciation and amortization	(71)	(13)	(134)	(39)
Interest expense, net	(127)	(57)	(316)	(170)
Interest expense- subordinated convertible debentures	(1)	(1)	(3)	(5)
Other (expense) income, net	—	(2)	13	2
Income from continuing operations before provision for income taxes	$94	$96	$49	$108
4. Restructuring and Asset Impairment Charges
Closed Restructuring Program
Over the past several years, we have been focused on reducing our operating costs. In connection with this strategy, and in recognition of the challenging economic environment, we reduced our employee headcount from approximately 10,900 at January 1, 2008 (the beginning of the restructuring period) to approximately 7,500 at December 31, 2011 (the end of the restructuring period). Additionally, we reduced our branch network from 697 locations at January 1, 2008 to 529 locations at December 31, 2011. For the three and nine months ended September 30, 2011, the restructuring charge primarily reflected branch closure charges due to continuing lease obligations at vacant facilities.
Current Restructuring Program
In the second quarter of 2012, we initiated a new restructuring program related to severance costs and branch closure charges associated with the RSC merger. The branch closure charges principally relate to continuing lease obligations at vacant facilities closed subsequent to the RSC merger. As of September 30, 2012, our employee headcount is approximately 11,200 and our branch network has 848 rental locations. Subsequent to September 30, 2012, we expect to incur an additional $10 to $30 of charges in connection with the restructuring, which is expected to be substantially complete by March 31, 2013.
The table below provides certain information concerning our restructuring charges for the nine months ended September 30, 2012:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	Reserve Balance at	Charged to Costs and Expenses(1)	Payments and Other	Reserve Balance at
Description	December 31, 2011			September 30, 2012
Closed Restructuring Program
Branch closure charges	$27	$2	$(5)	$24
Severance costs	1	—	(1)	—
Total	$28	$2	$(6)	$24
Current Restructuring Program
Branch closure charges	$—	$48	$(9)	$39
Severance costs	—	43	(29)	14
Total	$—	$91	$(38)	$53
Total
Branch closure charges	$27	$50	$(14)	$63
Severance costs	1	43	(30)	14
Total	$28	$93	$(44)	$77

_________________

(1)	Reflected in our condensed consolidated statements of income as “Restructuring charge.” These charges are not allocated to our reportable segments.
 Asset Impairment Charges
In addition to the restructuring charges discussed above, during the three and nine months ended September 30, 2012, we recorded asset impairment charges of $10 and $13, respectively, in our general rentals segment. During the nine months ended September 30, 2011, we recorded asset impairment charges of $1 in our general rentals segment. The asset impairment charges are primarily reflected in non-rental depreciation and amortization in the accompanying consolidated statements of income and principally relate to write-offs of leasehold improvements and other fixed assets in connection with the restructuring activity discussed above.

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
The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2012:

	General rentals	Trench safety, power and HVAC	Total (1)
Balance at January 1, 2012	$167	$122	$289
Goodwill related to acquisitions (2)	2,651	20	2,671
Foreign currency translation and other adjustments	4	—	4
Balance at September 30, 2012	$2,822	$142	$2,964

_________________

(1)	The total carrying amount of goodwill for all periods in the table above is reflected net of $1,557 of accumulated impairment charges, which were primarily recorded in our general rentals segment.

(2)
Includes goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period, which were not significant to our previously reported operating results or financial condition.

Other intangible assets were comprised of the following at September 30, 2012 and December 31 2011:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2012
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	54 months	$79	$29	$50
Customer relationships	14 years	1,250	107	1,143
Trade names, associated trademarks and other	55 months	84	13	71

	December 31, 2011
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	46 months	$30	$25	$5
Customer relationships	9 years	$121	$43	$78

Our other intangibles assets, net at September 30, 2012 include the following assets associated with the 2012 acquisition of RSC discussed above (see note 2 to our condensed consolidated financial statements). No residual value has been assigned to these intangible assets. The non-compete agreements are being amortized on a straight-line basis, and the customer relationships and trade names, associated trademarks and other are being amortized using the sum of the years' digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed.

	Weighted-Average Initial Amortization Period	Net Carrying Amount
Non-compete agreements	60 months	$44
Customer relationships	15 years	1,052
Trade names, associated trademarks and other	60 months	70

Amortization expense for other intangible assets was $47 and $3 for the three months ended September 30, 2012 and 2011, respectively, and $82 and $6 for the nine months ended September 30, 2012 and 2011, respectively. The 2012 increases primarily reflect the 2012 acquisition of RSC discussed in note 2 to our condensed consolidated financial statements.
As of September 30, 2012, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2012	$48
2013	180
2014	164
2015	148
2016	133
Thereafter	591
Total	$1,264

6. Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of September 30, 2012, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings.

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
We are exposed to certain risks related to our ongoing business operations. During the three and nine months ended September 30, 2012 and 2011, the primary risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At September 30, 2012, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the three and nine months ended September 30, 2012, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At September 30, 2012 and December 31, 2011, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars represented derivative instruments not designated as hedging instruments.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at September 30, 2012 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of income during the current period. As of September 30, 2012, we had outstanding fixed price swap contracts covering 7.1 million gallons of diesel which will be purchased throughout 2012 and 2013.
Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars, which were all settled as of September 30, 2012, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our condensed consolidated statements of income during the period in which the changes in fair value occurred. During the three and nine months ended September 30, 2012, forward contracts were used to purchase $25 and $55 Canadian dollars, respectively, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the three and nine months ended September 30, 2012. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.
Financial Statement Presentation
As of September 30, 2012 and December 31, 2011, less than $1 was reflected in prepaid expenses and other assets and $1 was reflected in accrued expenses and other liabilities, respectively, and less than $1 was reflected in accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.
The effect of our derivative instruments on our condensed consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 was as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

		Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(7)	*	$(7)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	*	*	—	—
		Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(18)	1	$(17)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	*	*	4	(4)

*	Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 1.8 million and 1.7 million gallons of diesel covered by the fixed price swaps during the three months ended September 30, 2012 and 2011, respectively, and the use of 4.5 million and 4.3 million gallons of diesel covered by the fixed price swaps during the nine months ended September 30, 2012 and 2011, respectively.

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
Assets and Liabilities Measured at Fair Value
As of September 30, 2012 and December 31, 2011, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of September 30, 2012 and December 31, 2011, less than $1 was reflected in prepaid expenses and other assets and $1 was reflected in accrued expenses and other liabilities in our condensed consolidated balance sheets, respectively, reflecting the fair values of the fixed price diesel swaps contracts. As discussed in note 6 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of September 30, 2012, we have fixed price swap contracts that mature throughout 2012 and 2013 covering 7.1 million gallons of diesel which we will buy at the average contract price of $3.92 per gallon, while the average forward price for the hedged gallons was $3.95 per gallon as of September 30, 2012.

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility and accounts receivable securitization facility approximate their book values as of September 30, 2012 and December 31, 2011. The estimated fair values of our financial instruments as of September 30, 2012 and December 31, 2011 have been calculated based upon available market information or an appropriate valuation technique, and are presented below by level in the fair value hierarchy:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Subordinated convertible debentures	$55	$54	$55	$49
Senior and senior subordinated notes	5,480	5,903	1,732	1,795
Level 2:
4 percent Convertible Senior Notes (1)	135	150	129	138
Level 3:
Capital leases (2)	143	124	39	33
___________________

(1)
The fair value of the 4 percent Convertible Senior Notes is based on the market value of comparable notes. Consistent with the carrying amount, the fair value excludes the equity component of the notes. To exclude the equity component and calculate the fair value, we used an effective interest rate of 7.5 percent.

(2)	The fair value of capital leases reflects the present value of the leases, which was determined using a 7.0 percent interest rate.

8. Debt and Subordinated Convertible Debentures
Debt consists of the following:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	September 30, 2012	December 31, 2011
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$475	$255
$1.9 billion ABL Facility (2)	1,137	810
10 7/8 percent Senior Notes	491	489
10 1/4 percent Senior Notes (3)	224	—
9 1/4 percent Senior Notes	493	493
8 3/8 percent Senior Subordinated Notes	750	750
8 1/4 percent Senior Notes (3)	697	—
1 7/8 percent Convertible Senior Subordinated Notes (4)	5	22
Capital leases (3)	143	39
Merger financing notes (5):
5 3/4 percent Senior Secured Notes	750	—
7 3/8 percent Senior Notes	750	—
7 5/8 percent Senior Notes	1,325	—
Total URNA and subsidiaries debt	7,240	2,858
Holdings:
4 percent Convertible Senior Notes (6)	135	129
Total debt (7)	7,375	2,987
Less short-term portion (8)	(651)	(395)
Total long-term debt	$6,724	$2,592
 ___________________

(1)
In September 2012, we amended our accounts receivable securitization facility. The amended facility, which became effective on September 24, 2012 and expires on September 23, 2013, includes an increase in the facility size from $300 to $475 and may be extended on a 364-day basis by mutual agreement of the Company and the purchasers under the facility. Borrowings under the amended facility will continue to be reflected as short-term debt on our condensed consolidated balance sheets. Key provisions of the amended facility include the following:

•
borrowings are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans by a specified amount. As of September 30, 2012, there were $549 of receivables, net of applicable reserves, in the collateral pool;

•	the receivables in the collateral pool are the lenders' only source of repayment;

•	upon early termination of the facility, no new amounts will be advanced under the facility and collections on the receivables securing the facility will be used to repay the outstanding borrowings;

•
standard termination events including, without limitation, a change of control of Holdings, URNA or certain of its subsidiaries, a failure to make payments, a failure to comply with standard default, delinquency, dilution and days sales outstanding covenants, or breach of certain financial ratio covenants under the ABL facility.

At September 30, 2012, $0 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 0.8 percent at September 30, 2012. During the nine months ended September 30, 2012, the monthly average amount outstanding under the accounts receivable securitization facility, including the former facility and the amended facility, was $265, and the weighted-average interest rate thereon was 0.9 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility, including the former facility and the amended facility, during the nine months ended September 30, 2012 was $475.

(2)
At September 30, 2012, $683 was available under our ABL facility, net of $80 of letters of credit. The interest rate applicable to the ABL facility was 2.3 percent at September 30, 2012. During the nine months ended September 30, 2012, the monthly average amount outstanding under the ABL facility was $1,105, and the weighted-average interest rate thereon was 2.3 percent. The maximum month-end amount outstanding under the ABL facility during the nine months ended September 30, 2012 was $1,287. In March 2012, the size of the ABL facility was increased to $1.9 billion.

(3)	Upon consummation of the RSC merger, we assumed certain of RSC's debt, including capital leases. See below for additional detail regarding the assumed RSC debt.

(4)	Based on the price of our common stock, holders of the 1 7/8 percent Convertible Senior Subordinated Notes had the right to

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

convert the notes during the second and third quarters of 2012 at a conversion price of $21.83 per share of common stock, and $17 of the 1 7/8 percent Convertible Senior Subordinated Notes were converted during the nine months ended September 30, 2012. Upon conversion of the notes, we issued approximately 0.8 million shares of our common stock to the applicable holders of the 1 7/8 percent Convertible Senior Subordinated Notes. Based on the price of our common stock during the third quarter of 2012, holders of the 1 7/8 percent Convertible Senior Subordinated Notes may convert the notes during the fourth quarter of 2012 at a conversion price of $21.83 per share of common stock. Between October 1, 2012 (the beginning of the fourth quarter) and October 12, 2012, none of the 1 7/8 percent Convertible Senior Subordinated Notes were converted.

(5)	In connection with the RSC merger, on March 9, 2012, we issued the merger financing notes. See below for additional detail regarding each of the merger financing notes.

(6)
The difference between the September 30, 2012 carrying value of the 4 percent Convertible Senior Notes and the $168 principal amount reflects the $33 unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized through the maturity date of November 15, 2015. Because the 4 percent Convertible Senior Notes were redeemable at September 30, 2012, an amount equal to the $33 unamortized portion of the original issue discount is separately classified in our condensed consolidated balance sheets and referred to as “temporary equity.” Based on the price of our common stock during the third quarter of 2012, holders of the 4 percent Convertible Senior Notes have the right to redeem the notes during the fourth quarter of 2012 at a conversion price of $11.11 per share of common stock. Between October 1, 2012 (the beginning of the fourth quarter) and October 12, 2012, none of the 4 percent Convertible Senior Notes were redeemed.

(7)
In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. Total debt at September 30, 2012 and December 31, 2011 excludes $55 of these Debentures, which are separately classified in our condensed consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflect the obligation to our subsidiary that has issued the QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the Trust.

(8)
As of September 30, 2012, our short-term debt primarily reflects $475 of borrowings under our accounts receivable securitization facility and $135 of 4 percent Convertible Senior Notes. The 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt because they are redeemable at September 30, 2012.

Assumed RSC Debt
10 1/4 percent Senior Notes. In November 2009, RSC issued $200 aggregate principal amount of 10 1/4 percent Senior Notes (the “10 1/4 percent Notes”), which are due November 15, 2019. Upon consummation of the RSC merger, URNA assumed the 10 1/4 percent Notes. The 10 1/4 percent Notes are unsecured and are guaranteed by URNA's domestic subsidiaries, subject to limited exceptions. The 10 1/4 percent Notes may be redeemed on or after November 15, 2014 at specified redemption prices that range from 105.125 percent in 2014 to 100 percent in 2017 and thereafter. The indenture governing the 10 1/4 percent Notes contains certain restrictive covenants that apply to URNA and its restricted subsidiaries, including, among others, limitations on their ability to (1) incur additional debt, (2) pay dividends or distributions on their capital stock or repurchase their capital stock, (3) make certain investments, (4) create liens on their assets to secure debt, (5) enter into transactions with affiliates, (6) create limitations on the ability of the restricted subsidiaries to make dividends or distributions to their respective parents, (7) merge or consolidate with another company and (8) transfer and sell assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 10 1/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the September 30, 2012 carrying value of the 10 1/4 percent Notes and the $200 principal amount relates to the $24 unamortized portion of the fair value adjustment recognized upon consummation of the RSC merger, which is being amortized through the above maturity date. The effective interest rate on the 10 1/4 percent Notes is 8.3 percent.
8 1/4 percent Senior Notes. In January 2011, RSC issued $650 aggregate principal amount of 8 1/4 percent Senior Notes (the “8 1/4 percent Notes”), which are due February 1, 2021. Upon consummation of the RSC merger, URNA assumed the 8 1/4 percent Notes. The 8 1/4 percent Notes are unsecured and are guaranteed by URNA's domestic subsidiaries, subject to limited exceptions. The 8 1/4 percent Notes may be redeemed on or after February 1, 2016 at specified redemption prices that range from 104.125 percent in 2016 to 100 percent in 2019 and thereafter. The indenture governing the 8 1/4 percent Notes contains certain restrictive covenants that apply to URNA and its restricted subsidiaries, including, among others, limitations on their ability to (1) incur additional debt, (2) pay dividends or distributions on their capital stock or repurchase their capital stock, (3)

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

make certain investments, (4) create liens on their assets to secure debt, (5) enter into transactions with affiliates, (6) create limitations on the ability of the restricted subsidiaries to make dividends or distributions to their respective parents, (7) merge or consolidate with another company and (8) transfer and sell assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 8 1/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the September 30, 2012 carrying value of the 8 1/4 percent Notes and the $650 principal amount relates to the $47 unamortized portion of the fair value adjustment recognized upon consummation of the RSC merger, which is being amortized through the above maturity date. The effective interest rate on the 8 1/4 percent Notes is 7.0 percent.
Merger Financing Notes
5 3/4 percent Senior Secured Notes. In March 2012, a special purpose entity formed for the purpose of issuing the notes and subsequently merged into URNA ("Funding SPV") issued $750 aggregate principal amount of 5 3/4 percent Senior Secured Notes (the “5 3/4 percent Notes”) which are due July 15, 2018. The net proceeds from the sale of the 5 3/4 percent Notes were approximately $733 (after deducting the initial purchasers' fees and offering expenses). Upon consummation of the RSC merger, URNA assumed the 5 3/4 percent Notes. The 5 3/4 percent Notes are secured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 5 3/4 percent Notes may be redeemed on or after July 15, 2015, at specified redemption prices that range from 102.875 percent in the 12-month period commencing on July 15, 2015, to 100 percent in the 12-month period commencing on July 15, 2017 and thereafter, plus accrued and unpaid interest. The indenture governing the 5 3/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (1) liens; (2) additional indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. The indenture also includes covenants relating to the grant of and maintenance of liens for the benefit of the notes collateral agent. Each of these covenants is subject to important exceptions and qualifications that would allow URI to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URI must make an offer to purchase all of the then-outstanding 5 3/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
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
Loan Covenants and Compliance
As of September 30, 2012, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In October 2011, we amended the ABL facility. In March 2012, the size of the ABL facility was increased to $1.9 billion. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Since the October 2011 amendment of the ABL facility and through September 30, 2012, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.

9. Legal and Regulatory Matters
On December 28, 2011, a complaint was filed in Arizona Superior Court, captioned Israni v. RSC Holdings Inc., CV20 11-020579, on behalf of a putative class of RSC's stockholders against RSC, each member of the RSC board, certain of RSC's officers, and the Company challenging the merger. In an amended complaint, filed February 24, 2012, plaintiff alleged, among other things, that the directors and officers of RSC breached their fiduciary duties by allegedly agreeing to sell RSC at an unfair and inadequate price and by allegedly failing to take steps to maximize the sale price of RSC. The complaint also alleged that RSC and the Company aided and abetted in the directors' and officers' breach of their fiduciary duties, and that the defendants' public disclosures concerning the merger have been inaccurate or incomplete. On April 19, 2012, without agreeing that any of the claims had merit, the parties reached an agreement to settle the action, pursuant to which RSC and the Company agreed to make certain additional public disclosures regarding the merger and to pay certain attorneys' fees awarded by the court. On August 27, 2012, the court granted preliminary approval of the settlement and on September 28, 2012, the settlement was approved by the court.
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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

10. Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. Diluted earnings per share for the nine months ended September 30, 2012 and 2011 excludes the impact of approximately 1.9 million and 2.4 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$73	$65	$34	$73
Convertible debt interest—1 7/8 percent notes	—	—	—	—
Subordinated convertible debt interest	1	1	—	—
Income from continuing operations available to common stockholders	74	66	34	73
Loss from discontinued operation	—	—	—	(1)
Net income available to common stockholders	$74	$66	$34	$72
Denominator:
Denominator for basic earnings per share—weighted-average common shares	92,539	62,640	79,681	61,996
Effect of dilutive securities:
Employee stock options and warrants	707	633	759	1,215
Convertible subordinated notes—1 7/8 percent	208	1,015	—	1,015
Convertible subordinated notes—4 percent	10,031	6,379	10,543	8,578
Subordinated convertible debentures	1,341	2,122	—	—
Restricted stock units	447	545	517	630
Denominator for diluted earnings per share—adjusted weighted-average common shares	105,273	73,334	91,500	73,434
Basic earnings per share:
Income from continuing operations	$0.78	$1.04	$0.42	$1.18
Loss from discontinued operation	—	—	—	(0.01)
Net income	$0.78	$1.04	$0.42	$1.17
Diluted earnings per share:
Income from continuing operations	$0.70	$0.91	$0.37	$1.00
Loss from discontinued operation	—	—	—	(0.01)
Net income	$0.70	$0.91	$0.37	$0.99

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$16	$—	$52	$—	$—	$68
Accounts receivable, net	—	27	—	128	649	—	804
Intercompany receivable (payable)	106	(48)	(47)	(163)	—	152	—
Inventory	—	80	—	9	—	—	89
Prepaid expenses and other assets	—	88	9	11	—	—	108
Deferred taxes	—	39	—	3	—	—	42
Total current assets	106	202	(38)	40	649	152	1,111
Rental equipment, net	—	4,477	—	626	—	—	5,103
Property and equipment, net	41	330	18	37	—	—	426
Investments in subsidiaries	1,591	1,014	896	—	—	(3,501)	—
Goodwill and other intangibles, net	—	3,854	—	374	—	—	4,228
Other long-term assets	4	119	—	—	1	—	124
Total assets	$1,742	$9,996	$876	$1,077	$650	$(3,349)	$10,992
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$135	$41	$—	$—	$475	$—	$651
Accounts payable	—	352	—	56	—	—	408
Accrued expenses and other liabilities	4	378	37	36	—	—	455
Total current liabilities	139	771	37	92	475	—	1,514
Long-term debt	—	6,566	152	6	—	—	6,724
Subordinated convertible debentures	55	—	—	—	—	—	55
Deferred taxes	20	1,004	—	82	—	—	1,106
Other long-term liabilities	—	64	—	1	—	—	65
Total liabilities	214	8,405	189	181	475	—	9,464
Temporary equity (note 8)	33	—	—	—	—	—	33
Total stockholders’ equity (deficit)	1,495	1,591	687	896	175	(3,349)	1,495
Total liabilities and stockholders’ equity (deficit)	$1,742	$9,996	$876	$1,077	$650	$(3,349)	$10,992

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$906	$—	$145	$—	$—	$1,051
Sales of rental equipment	—	89	—	12	—	—	101
Sales of new equipment	—	18	—	6	—	—	24
Contractor supplies sales	—	19	—	4	—	—	23
Service and other revenues	—	16	—	4	—	—	20
Total revenues	—	1,048	—	171	—	—	1,219
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	343	—	52	—	—	395
Depreciation of rental equipment	—	180	—	24	—	—	204
Cost of rental equipment sales	—	65	—	7	—	—	72
Cost of new equipment sales	—	14	—	5	—	—	19
Cost of contractor supplies sales	—	15	—	2	—	—	17
Cost of service and other revenues	—	6	(1)	2	—	—	7
Total cost of revenues	—	623	(1)	92	—	—	714
Gross profit	—	425	1	79	—	—	505
Selling, general and administrative expenses	7	133	—	23	1	—	164
RSC merger related costs	—	8	—	—	—	—	8
Restructuring charge	—	38	—	2	—	—	40
Non-rental depreciation and amortization	5	60	—	6	—	—	71
Operating (loss) income	(12)	186	1	48	(1)	—	222
Interest expense (income), net	3	122	1	1	1	(1)	127
Interest expense-subordinated convertible debentures	1	—	—	—	—	—	1
Other (income) expense, net	(23)	49	1	2	(29)	—	—
Income (loss) before provision for income taxes	7	15	(1)	45	27	1	94
Provision for income taxes	—	2	—	8	11	—	21
Income (loss) before equity in net earnings (loss) of subsidiaries	7	13	(1)	37	16	1	73
Equity in net earnings (loss) of subsidiaries	66	53	37	—	—	(156)	—
Net income (loss)	73	66	36	37	16	(155)	73
Other comprehensive income (loss)	21	21	20	12	—	(53)	21
Comprehensive income (loss)	$94	$87	$56	$49	$16	$(208)	$94

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$284	$213	$107	$—	$—	$604
Sales of rental equipment	—	25	11	6	—	—	42
Sales of new equipment	—	10	6	8	—	—	24
Contractor supplies sales	—	12	6	5	—	—	23
Service and other revenues	—	11	5	4	—	—	20
Total revenues	—	342	241	130	—	—	713
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	126	97	38	—	—	261
Depreciation of rental equipment	—	57	35	18	—	—	110
Cost of rental equipment sales	—	16	7	4	—	—	27
Cost of new equipment sales	—	8	5	6	—	—	19
Cost of contractor supplies sales	—	7	4	4	—	—	15
Cost of service and other revenues	—	6	1	—	—	—	7
Total cost of revenues	—	220	149	70	—	—	439
Gross profit	—	122	92	60	—	—	274
Selling, general and administrative expenses	7	40	35	17	4	—	103
Restructuring charge	—	1	1	—	—	—	2
Non-rental depreciation and amortization	4	4	2	3	—	—	13
Operating (loss) income	(11)	77	54	40	(4)	—	156
Interest expense (income), net	3	51	(7)	2	1	7	57
Interest expense-subordinated convertible debentures	1	—	—	—	—	—	1
Other (income) expense, net	(19)	17	12	2	(10)	—	2
Income before provision (benefit) for income taxes	4	9	49	36	5	(7)	96
Provision (benefit) for income taxes	2	(20)	34	9	6	—	31
Income (loss) before equity in net earnings (loss) of subsidiaries	2	29	15	27	(1)	(7)	65
Equity in net earnings (loss) of subsidiaries	63	34	20	—	—	(117)	—
Net income (loss)	65	63	35	27	(1)	(124)	65
Other comprehensive (loss) income	(37)	(37)	(36)	(19)	—	92	(37)
Comprehensive income (loss)	$28	$26	$(1)	$8	$(1)	$(32)	$28

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV (1)
Revenues:
Equipment rentals	$—	$1,821	$249	$349	$—	$—	$2,419
Sales of rental equipment	—	194	32	32	—	—	258
Sales of new equipment	—	39	7	18	—	—	64
Contractor supplies sales	—	43	7	14	—	—	64
Service and other revenues	—	41	8	14	—	—	63
Total revenues	—	2,138	303	427	—	—	2,868
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	730	117	144	—	—	991
Depreciation of rental equipment	—	375	50	66	—	—	491
Cost of rental equipment sales	—	136	20	19	—	—	175
Cost of new equipment sales	—	31	6	14	—	—	51
Cost of contractor supplies sales	—	31	5	9	—	—	45
Cost of service and other revenues	—	16	2	5	—	—	23
Total cost of revenues	—	1,319	200	257	—	—	1,776
Gross profit	—	819	103	170	—	—	1,092
Selling, general and administrative expenses	26	271	47	57	11	—	412
RSC merger related costs	—	98	—	—	—	—	98
Restructuring charge	—	90	—	3	—	—	93
Non-rental depreciation and amortization	12	105	5	12	—	—	134
Operating (loss) income	(38)	255	51	98	(11)	—	355
Interest expense (income), net	9	241	34	3	32	(3)	316
Interest expense-subordinated convertible debentures	3	—	—	—	—	—	3
Other (income) expense, net	(61)	79	10	9	(50)	—	(13)
Income (loss) before provision (benefit) for income taxes	11	(65)	7	86	7	3	49
Provision (benefit) for income taxes	1	(23)	17	17	3	—	15
Income (loss) before equity in net earnings (loss) of subsidiaries	10	(42)	(10)	69	4	3	34
Equity in net earnings (loss) of subsidiaries	24	66	70	—	—	(160)	—
Net income (loss)	34	24	60	69	4	(157)	34
Other comprehensive income (loss)	19	19	19	11	—	(49)	19
Comprehensive income (loss)	$53	$43	$79	$80	$4	$(206)	$53

(1)
Includes interest expense prior to the April 30, 2012 RSC acquisition date on the merger financing debt issued by Funding SPV, as discussed further in note 8 to our condensed consolidated financial statements.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$756	$540	$266	$—	$—	$1,562
Sales of rental equipment	—	66	32	17	—	—	115
Sales of new equipment	—	27	15	18	—	—	60
Contractor supplies sales	—	30	19	17	—	—	66
Service and other revenues	—	33	16	13	—	—	62
Total revenues	—	912	622	331	—	—	1,865
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	360	265	115	—	—	740
Depreciation of rental equipment	—	165	101	46	—	—	312
Cost of rental equipment sales	—	42	21	10	—	—	73
Cost of new equipment sales	—	22	12	14	—	—	48
Cost of contractor supplies sales	—	20	13	12	—	—	45
Cost of service and other revenues	—	15	5	4	—	—	24
Total cost of revenues	—	624	417	201	—	—	1,242
Gross profit	—	288	205	130	—	—	623
Selling, general and administrative expenses	20	111	100	52	15	—	298
Restructuring charge	—	3	2	—	—	—	5
Non-rental depreciation and amortization	11	12	11	5	—	—	39
Operating (loss) income	(31)	162	92	73	(15)	—	281
Interest expense (income), net	9	155	(4)	3	3	4	170
Interest expense-subordinated convertible debentures	5	—	—	—	—	—	5
Other (income) expense, net	(51)	42	27	8	(28)	—	(2)
Income (loss) before provision (benefit) for income taxes	6	(35)	69	62	10	(4)	108
Provision (benefit) for income taxes	2	(18)	28	18	5	—	35
Income (loss) from continuing operations	4	(17)	41	44	5	(4)	73
Loss from discontinued operation, net of taxes	—	(1)	—	—	—	—	(1)
Income (loss) before equity in net earnings (loss) of subsidiaries	4	(18)	41	44	5	(4)	72
Equity in net earnings (loss) of subsidiaries	68	86	40	—	—	(194)	—
Net income (loss)	72	68	81	44	5	(198)	72
Other comprehensive (loss) income	(24)	(24)	(23)	(13)	—	60	(24)
Comprehensive income (loss)	$48	$44	$58	$31	$5	$(138)	$48

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$8	$515	$150	$111	$(289)	$—	$495
Net cash used in investing activities	(8)	(1,820)	(154)	(84)	—	—	(2,066)
Net cash provided by (used in) financing activities	—	1,315	4	(6)	289	—	1,602
Effect of foreign exchange rates	—	—	—	1	—	—	1
Net increase in cash and cash equivalents	—	10	—	22	—	—	32
Cash and cash equivalents at beginning of period	—	6	—	30	—	—	36
Cash and cash equivalents at end of period	$—	$16	$—	$52	$—	$—	$68
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Nine Months Ended September 30, 2011

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$3	$192	$215	$83	$(40)	$—	$453
Net cash used in investing activities	(11)	(221)	(219)	(276)	—	—	(727)
Net cash provided by financing activities	8	29	4	11	40	—	92
Effect of foreign exchange rates	—	—	—	5	—	—	5
Net decrease in cash and cash equivalents	—	—	—	(177)	—	—	(177)
Cash and cash equivalents at beginning of period	—	4	—	199	—	—	203
Cash and cash equivalents at end of period	$—	$4	$—	$22	$—	$—	$26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 848 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $7.4 billion, and a national branch network that operates in 48 states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is better maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,400 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 84 percent of total revenues for the nine months ended September 30, 2012.
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
During the nine months ended September 30, 2012, year over year, our rental rates increased 7.3 percent and the volume of OEC on rent increased 56.9 percent, which we believe reflects, in addition to the impact of the RSC acquisition, modest improvements in our operating environment and a secular shift from ownership to the rental of construction-related equipment. Although there is no certainty that these trends will continue, we believe that our strategy will strengthen our leadership position in a recovery.
Financial Overview
Income from continuing operations. Income from continuing operations and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income from continuing operations	$73	$65	$34	$73
Diluted earnings per share from continuing operations	$0.70	$0.91	$0.37	$1.00

Income from continuing operations and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2012 and 2011 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Contribution to income from continuing operations (after-tax)	Impact on diluted earnings per share from continuing operations	Contribution to income from continuing operations (after-tax)	Impact on diluted earnings per share from continuing operations	Contribution to income from continuing operations (after-tax)	Impact on diluted earnings per share from continuing operations	Contribution to income from continuing operations (after-tax)	Impact on diluted earnings per share from continuing operations
RSC merger related costs (1)	$(5)	$(0.05)	$—	$—	$(60)	$(0.64)	$—	$—
RSC merger related intangible asset amortization (2)	(27)	(0.25)	—	—	(45)	(0.49)	—	—
Impact on depreciation related to acquired RSC fleet and property and equipment (3)	2	0.02	—	—	4	0.04	—	—
Impact of the fair value mark-up of acquired RSC fleet and inventory (4)	(10)	(0.09)	—	—	(14)	(0.15)	—	—
Pre-close RSC merger related interest expense (5)	—	—	—	—	(18)	(0.20)	—	—
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (6)	1	0.01	—	—	2	0.02	—	—
Restructuring charge (7)	(25)	(0.23)	(1)	(0.01)	(58)	(0.63)	(3)	(0.04)
Asset impairment charge (8)	(6)	(0.06)	—	—	(8)	(0.09)	(1)	(0.01)
Loss on repurchase/redemption of debt securities and retirement of subordinated convertible debentures	—	—	—	—	—	—	*	(0.01)
Gain on sale of software subsidiary (9)	—	—	—	—	6	0.07	—	—

*	Amount is less than $1.

(1)	This reflects transaction costs associated with the acquisition of RSC discussed in note 2 to our condensed consolidated financial statements.

(2)	This reflects the amortization of the intangible assets acquired in the RSC acquisition.

(3)
This reflects the impact of extending the useful lives of equipment acquired in the RSC acquisition, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.

(4)
This reflects additional costs recorded in cost of rental equipment sales, cost of equipment rentals, excluding depreciation, and cost of contractor supplies sales associated with the fair value mark-up of rental equipment and inventory acquired in the RSC acquisition. The costs relate to equipment and inventory acquired in the RSC acquisition and sold in the periods indicated.

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
In addition to the matters discussed above, our 2012 performance reflects increased gross profit from equipment rentals and sales of rental equipment. The three months ended September 30, 2012 also includes a $4 benefit related to the settlement of a Canadian tax matter, after which, and with consideration to other tax items, the effective tax rate was 22.3 percent for the three months ended September 30, 2012.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, loss from discontinued operation, net of taxes, provision for income taxes, interest expense, net, interest expense-subordinated convertible debentures, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the RSC merger related costs, restructuring charge, stock compensation expense, net, the impact of the fair value mark-up of the acquired RSC fleet and inventory, and the gain on sale of software subsidiary. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$73	$65	$34	$72
Loss from discontinued operation, net of taxes	—	—	—	1
Provision for income taxes	21	31	15	35
Interest expense, net	127	57	316	170
Interest expense – subordinated convertible debentures	1	1	3	5
Depreciation of rental equipment	204	110	491	312
Non-rental depreciation and amortization	71	13	134	39
EBITDA	$497	$277	$993	$634
RSC merger related costs (1)	8	—	98	—
Restructuring charge (2)	40	2	93	5
Stock compensation expense, net (3)	10	3	23	9
Impact of the fair value mark-up of acquired RSC fleet and inventory (4)	15	—	22	—
Gain on sale of software subsidiary (5)	—	—	(10)	—
Adjusted EBITDA	$570	$282	$1,219	$648

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Nine Months Ended
	September 30,
	2012	2011
Net cash provided by operating activities	$495	$453
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Loss from discontinued operation, net of taxes	—	1
Amortization of deferred financing costs and original issue discounts	(17)	(17)
Gain on sales of rental equipment	83	42
Gain on sales of non-rental equipment	2	2
Gain on sale of software subsidiary (5)	10	—
RSC merger related costs (1)	(98)	—
Restructuring charge (2)	(93)	(5)
Stock compensation expense, net (3)	(23)	(9)
Loss on retirement of subordinated convertible debentures	—	(1)
Changes in assets and liabilities	384	7
Cash paid for interest, including subordinated convertible debentures	219	141
Cash paid for income taxes, net	31	20
EBITDA	$993	$634
Add back:
RSC merger related costs (1)	98	—
Restructuring charge (2)	93	5
Stock compensation expense, net (3)	23	9
Impact of the fair value mark-up of acquired RSC fleet and inventory (4)	22	—
Gain on sale of software subsidiary (5)	(10)	—
Adjusted EBITDA	$1,219	$648
 ___________________

(1)	This reflects transaction costs associated with the RSC acquisition discussed above.

(2)	As discussed below (see “Restructuring charge”), this primarily reflects severance costs and branch closure charges associated with the RSC merger.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)
This reflects additional costs recorded in cost of rental equipment sales, cost of equipment rentals, excluding depreciation, and cost of contractor supplies sales associated with the fair value mark-up of rental equipment and inventory acquired in the RSC acquisition. The costs relate to equipment and inventory acquired in the RSC acquisition and sold in the periods indicated.

(5)	This reflects a gain recognized upon the sale of a former subsidiary that developed and marketed software.
For the three months ended September 30, 2012, EBITDA increased $220, or 79.4 percent, and adjusted EBITDA increased $288, or 102.1 percent. The EBITDA increase primarily reflects increased profit from equipment rentals, partially offset by the impact of the restructuring charge and increased selling, general and administrative expense, and the adjusted EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, partially offset by increased selling, general and administrative expense. For the three months ended September 30, 2012, EBITDA margin increased 2.0 percentage points to 40.8 percent, and adjusted EBITDA margin increased 7.2 percentage points to 46.8 percent. The increase in EBITDA margin primarily reflects increased margins from equipment rentals and improved selling, general and administrative leverage, partially offset by the impact of the restructuring charge. The increase in adjusted EBITDA margin primarily reflects increased margins from equipment rentals and improved selling, general and administrative leverage. For the nine months ended September 30, 2012, EBITDA increased $359, or 56.6 percent, and adjusted EBITDA increased $571, or 88.1 percent. The EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, partially offset by the impact of the RSC merger related costs and restructuring charge and increased selling, general and administrative expense, and the adjusted EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, partially offset by increased selling, general and administrative expense. For the nine months ended

September 30, 2012, EBITDA margin increased 0.6 percentage points to 34.6 percent, and adjusted EBITDA margin increased 7.8 percentage points to 42.5 percent. The increase in EBITDA margin primarily reflects increased margins from equipment rentals and improved selling, general and administrative leverage, partially offset by the impact of the RSC merger related costs and restructuring charge. The increase in adjusted EBITDA margin primarily reflects increased margins from equipment rentals and improved selling, general and administrative leverage.

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
As discussed in note 3 to our condensed consolidated financial statements, we aggregate our 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Northwest, South, Southeast and Southwest—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended September 30, 2012, certain of our regions had equipment rentals gross margins that varied by between 10 percent and 24 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the nine months ended September 30, 2012, the aggregate general rentals' equipment rentals gross margin increased 6.9 percentage points to 38.0 percent, primarily reflecting increased rental rates, a 0.3 percentage point increase in time utilization, which is calculated by dividing the amount of time equipment is on rent by the amount of time we have owned the equipment, and cost improvements. As compared to the equipment rentals revenue increase of 56.9 percent, aggregate repairs and maintenance and delivery costs increased 37.9 percent due primarily to higher rental volume, compensation costs increased 38.0 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition, building and property costs increased 24.4 percent due primarily to the impact of the RSC acquisition and insurance decreased 1.5 percent due primarily to improvements in our claims experience as we continue to focus on customer, driver and employee safety. The revenue and cost increases all reflect the impact of the RSC acquisition since the April 30, 2012 acquisition date. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization.
For the five year period ended September 30, 2012, the general rentals' region with the lowest equipment rentals gross margin was the Southeast. The Southeast region's equipment rentals gross margin of 26.4 percent for the five year period ended September 30, 2012 was 24 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Southeast region's equipment rentals gross margin was less than the other general rentals' regions during this period as it experienced more significant declines in its end markets than the other regions, which led to more competitive pricing pressure and lower fleet investment. For the nine months ended September 30, 2012, the Southeast region's equipment rentals gross margin increased 7.1 percentage points to 33.9 percent, primarily reflecting a 5.7 percent rental rate increase and cost improvements, partially offset by a 0.9 percentage point decrease in time utilization. As compared to equipment rentals revenue, which increased 46.1 percent, aggregate repairs and maintenance and delivery costs increased 24.9 percent due primarily to higher rental volume, compensation costs increased 34.5 percent, and building and property costs increased 21.0 percent. Rental rate changes are calculated based on the year over year variance in average contract rates, weighted by the prior period revenue mix. Rental rate calculations are only available on a pro forma basis (that is, including the results of operations of RSC for all periods presented).
For the five year period ended September 30, 2012, the general rentals' region with the highest equipment rentals gross margin was the Northwest. The Northwest region's equipment rentals gross margin of 37.4 percent for the five year period ended September 30, 2012 was 11 percent more than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Northwest region's equipment rentals gross margin was more than the other general rentals' regions during this period as its end markets were more stable than the other regions, which resulted in stronger pricing. For the nine months ended September 30, 2012, the Northwest region's equipment rentals gross margin increased 7.8 percentage points to 42.9 percent, primarily reflecting a 6.9 percent rental rate increase, cost improvements and a 1.0 percentage point increase in time utilization. As compared to equipment rentals revenue, which increased 38.1 percent, aggregate repairs and maintenance and delivery costs increased 23.1 percent due primarily to higher rental volume, compensation costs increased 26.0 percent, and building and property costs increased 9.6 percent. Additionally, the Northwest region's 2012 equipment rentals gross margin increased due to a reduction in lower margin re-rent revenue (equipment we rent from other companies and then rent to customers).
Although the margins for certain of our general rentals' regions exceeded a 10 percent variance level for the five year period ended September 30, 2012, we expect convergence going forward given management's focus on cost cutting, improved processes and fleet sharing. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.
These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.
Revenues by segment were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended September 30, 2012
Equipment rentals	$971	$80	$1,051
Sales of rental equipment	98	3	101
Sales of new equipment	22	2	24
Contractor supplies sales	21	2	23
Service and other revenues	19	1	20
Total revenue	$1,131	$88	$1,219
Three Months Ended September 30, 2011
Equipment rentals	$540	$64	$604
Sales of rental equipment	40	2	42
Sales of new equipment	22	2	24
Contractor supplies sales	21	2	23
Service and other revenues	20	—	20
Total revenue	$643	$70	$713
Nine Months Ended September 30, 2012
Equipment rentals	$2,227	$192	$2,419
Sales of rental equipment	250	8	258
Sales of new equipment	59	5	64
Contractor supplies sales	58	6	64
Service and other revenues	60	3	63
Total revenue	$2,654	$214	$2,868
Nine Months Ended September 30, 2011
Equipment rentals	$1,419	$143	$1,562
Sales of rental equipment	110	5	115
Sales of new equipment	54	6	60
Contractor supplies sales	61	5	66
Service and other revenues	60	2	62
Total revenue	$1,704	$161	$1,865

Equipment rentals. For the three months ended September 30, 2012, equipment rentals of $1,051 increased $447, or 74.0 percent, as compared to the same period in 2011, primarily reflecting a 79.7 percent increase in the volume of OEC on rent and a 7.5 percent rental rate increase, partially offset by changes in rental mix. There are two components of rental mix that impact equipment rentals: 1) the type of equipment rented and 2) the duration of the rental contract (daily, weekly and monthly). In

2012, we increased the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. As discussed above, we acquired RSC on April 30, 2012, and the results of RSC's operations have been included in our condensed consolidated financial statements since that date. The impact of the RSC acquisition on equipment rentals is primarily reflected in the increase in the volume of OEC on rent. Equipment rentals represented 86 percent of total revenues for the three months ended September 30, 2012. On a segment basis, equipment rentals represented 86 percent and 91 percent of total revenues for the three months ended September 30, 2012 for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $431, or 79.8 percent, primarily reflecting an 81.0 percent increase in the volume of OEC on rent and increased rental rates, partially offset by an increase in the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent. Trench safety, power and HVAC equipment rentals increased $16, or 25.0 percent, primarily reflecting an increase in the volume of OEC on rent. Trench safety, power and HVAC average OEC for the three months ended September 30, 2012 increased 41 percent as compared to the same period in 2011. Capitalizing on the demand for the higher margin equipment rented by our trench safety, power and HVAC segment has been a key component of our strategy in 2012 and 2011. The trench safety, power and HVAC equipment rentals growth was less than the increase in average OEC primarily due to OEC mix, as a significant portion of the OEC growth was in product lines that generate less revenue per OEC dollar, such as power and HVAC equipment.

For the nine months ended September 30, 2012, equipment rentals of $2,419 increased $857, or 54.9 percent, as compared to the same period in 2011, primarily reflecting a 56.9 percent increase in the volume of OEC on rent and a 7.3 percent rental rate increase, partially offset by an increase in the portion of equipment rentals from monthly rental contracts. Equipment rentals represented 84 percent of total revenues for the nine months ended September 30, 2012. On a segment basis, equipment rentals represented 84 percent and 90 percent of total revenues for the nine months ended September 30, 2012 for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $808, or 56.9 percent, primarily reflecting a 56.8 percent increase in the volume of OEC on rent and increased rental rates, partially offset by an increase in the portion of equipment rentals from monthly rental contracts. Trench safety, power and HVAC equipment rentals increased $49, or 34.3 percent, primarily reflecting an increase in the volume of OEC on rent. Trench safety, power and HVAC average OEC for the nine months ended September 30, 2012 increased 54 percent as compared to the same period in 2011. The trench safety, power and HVAC equipment rentals growth was less than the increase in average OEC primarily due to OEC mix, as a significant portion of the OEC growth was in product lines that generate less revenue per OEC dollar, such as power and HVAC equipment.

We believe that the rate and volume improvements for the three and nine months ended September 30, 2012 reflect, in addition to the impact of the RSC acquisition, a modest improvement in our operating environment and a shift from customer ownership to the rental of construction equipment. As discussed above, the results of RSC's operations have been included in our condensed consolidated financial statements since the April 30, 2012 acquisition date. The RSC acquisition contributed to the volume improvements for the three and nine months ended September 30, 2012. The total OEC of our fleet of rental equipment was $7.4 billion, including the acquired RSC fleet, as of September 30, 2012 as compared to $4.0 billion as of December 31, 2011.
Sales of rental equipment. For the nine months ended September 30, 2012, sales of rental equipment represented approximately 9 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three and nine months ended September 30, 2012, sales of rental equipment increased 140.5 percent and 124.3 percent, respectively, as compared to the same periods in 2011, primarily reflecting increased volume and improved pricing in a stronger retail market and the impact of the RSC acquisition. The increased sales also reflect management of our fleet size and mix in anticipation of increased rental capital expenditures in 2012. For the full year 2012, we expect gross rental capital expenditures of between $1.3 billion and $1.4 billion.
Sales of new equipment. For the nine months ended September 30, 2012, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Sales of new equipment for the three and nine months ended September 30, 2012 didn't change significantly from the same periods in 2011.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the nine months ended September 30, 2012, contractor supplies sales represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Contractor supplies sales for the three and nine months ended September 30, 2012 didn't change significantly from the same periods in 2011.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services (including parts sales). For the nine months ended September 30, 2012, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Service and other revenues for the three and nine months ended September 30, 2012 didn't change significantly from the same periods in 2011.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended September 30, 2012
Equipment Rentals Gross Profit	$410	$42	$452
Equipment Rentals Gross Margin	42.2%	52.5%	43.0%
Three Months Ended September 30, 2011
Equipment Rentals Gross Profit	$198	$35	$233
Equipment Rentals Gross Margin	36.7%	54.7%	38.6%
Nine Months Ended September 30, 2012
Equipment Rentals Gross Profit	$847	$90	$937
Equipment Rentals Gross Margin	38.0%	46.9%	38.7%
Nine Months Ended September 30, 2011
Equipment Rentals Gross Profit	$442	$68	$510
Equipment Rentals Gross Margin	31.1%	47.6%	32.7%

General rentals. For the three months ended September 30, 2012, equipment rentals gross profit increased by $212 and equipment rentals gross margin increased by 5.5 percentage points from 2011, primarily reflecting increased rental rates and cost improvements, partially offset by a 1.8 percentage point decrease in time utilization. As compared to the equipment rentals revenue increase of 79.8 percent, aggregate repairs and maintenance and delivery costs increased 50.6 percent due primarily to higher rental volume, compensation costs increased 57.2 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition and building and property costs increased 40.0 percent due primarily to the impact of the RSC acquisition. The revenue and cost increases all reflect the impact of the RSC acquisition in 2012. Equipment rental revenue increased more than costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the three months ended September 30, 2012 and 2011, time utilization was 70.1 percent and 71.9 percent, respectively. For the nine months ended September 30, 2012, equipment rentals gross profit increased by $405 and equipment rentals gross margin increased by 6.9 percentage points from 2011, primarily reflecting increased rental rates, a 0.3 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 56.9 percent, aggregate repairs and maintenance and delivery costs increased 37.9 percent due primarily to higher rental volume, compensation costs increased 38.0 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition, building and property costs increased 24.4 percent due primarily to the impact of the RSC acquisition and insurance decreased 1.5 percent due primarily to improvements in our claims experience as we continue to focus on customer, driver and employee safety. The revenue and cost increases all reflect the impact of the RSC acquisition since the April 30, 2012 acquisition date. Equipment rental revenue increased more than costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the nine months ended September 30, 2012 and 2011, time utilization was 67.6 percent and 67.3 percent, respectively.
Trench safety, power and HVAC. For the three months ended September 30, 2012, equipment rentals gross profit increased by $7 and equipment rentals gross margin decreased by 2.2 percentage points from 2011. The increase in gross profit primarily reflects increased average OEC which contributed to higher revenue. Trench safety, power and HVAC average OEC for the three months ended September 30, 2012 increased 41 percent as compared to the same period in 2011. The decrease in gross margin primarily reflects increased depreciation due to increased OEC. As compared to the equipment rentals revenue increase of 25.0 percent, depreciation increased 50.0 percent. For the nine months ended September 30, 2012, equipment rentals gross profit increased by $22 and equipment rentals gross margin decreased by 0.7 percentage points from 2011. The increase in gross profit primarily reflects increased average OEC which contributed to higher revenue. Trench safety, power and HVAC average OEC for the nine months ended September 30, 2012 increased 54 percent as compared to the same period in 2011. The decrease in gross margin primarily reflects increased depreciation due to increased OEC, partially offset by compensation costs that increased at a lower rate than revenue, and a reduction in lower margin re-rent revenue. As compared to the equipment rentals revenue increase of 34.3 percent, depreciation increased 62.5 percent and compensation costs increased 31.6 percent.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total gross margin	41.4%	38.4%	38.1%	33.4%
Equipment rentals	43.0%	38.6%	38.7%	32.7%
Sales of rental equipment	28.7%	35.7%	32.2%	36.5%
Sales of new equipment	20.8%	20.8%	20.3%	20.0%
Contractor supplies sales	26.1%	34.8%	29.7%	31.8%
Service and other revenues	65.0%	65.0%	63.5%	61.3%

For the three months ended September 30, 2012, total gross margin increased 3.0 percentage points as compared to the same period in 2011, primarily reflecting increased gross margins from equipment rentals partially offset by decreased gross margins from contractor supplies sales. Equipment rentals gross margin increased 4.4 percentage points, primarily reflecting a 7.5 percent rental rate increase and cost improvements, partially offset by a 1.6 percentage point decrease in time utilization. As compared to the equipment rentals revenue increase of 74.0 percent, aggregate repairs and maintenance and delivery costs increased 48.3 percent due primarily to higher rental volume, compensation costs increased 54.9 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition and building and property costs increased 40.7 percent primarily due to the impact of the RSC acquisition. The revenue and cost increases all reflect the impact of the RSC acquisition in 2012. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the three months ended September 30, 2012 and 2011, time utilization was 69.8 percent and 71.4 percent, respectively. Gross margin from contractor supplies sales decreased 8.7 percentage points primarily due to fair value adjustments to inventory acquired in the RSC acquisition and subsequently sold.

For the nine months ended September 30, 2012, total gross margin increased 4.7 percentage points as compared to the same period in 2011, primarily reflecting increased gross margins from equipment rentals. Equipment rentals gross margin increased 6.0 percentage points, primarily reflecting a 7.3 percent rental rate increase, a 0.4 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 54.9 percent, aggregate repairs and maintenance and delivery costs increased 37.9 percent due primarily to higher rental volume, compensation costs increased 37.5 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition, and building and property costs increased 25.3 percent primarily due to the impact of the RSC acquisition and insurance increased 1.6 percent due primarily to improvements in our claims experience as we continue to focus on customer, driver and employee safety. The revenue and cost increases all reflect the impact of the RSC acquisition since the April 30, 2012 acquisition date. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the nine months ended September 30, 2012 and 2011, time utilization was 67.0 percent and 66.6 percent, respectively.
Selling, general and administrative expenses (“SG&A”). SG&A expense information for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total SG&A expenses	$164	$103	$412	$298
SG&A as a percentage of revenue	13.5%	14.4%	14.4%	16.0%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, third-party professional fees, management salaries and clerical and administrative overhead. For the three months ended September 30, 2012, SG&A expense of $164 increased $61 as compared to 2011. The increase in SG&A primarily reflects increased compensation costs associated with higher revenues, improved profitability and increased headcount following the RSC acquisition, and increased bad debt expense due to an increase in accounts receivable, which increased 77.5 percent, including the acquired RSC accounts receivable, since September 30, 2011, and a deterioration in our accounts receivable aging. Additionally, travel and entertainment and office expenses have increased following the RSC acquisition. As a percentage of revenue, SG&A decreased 0.9 percentage points year over year. For the nine months ended September 30, 2012, SG&A expense of $412 increased $114 as compared to 2011. The increase in SG&A primarily reflects increased compensation costs associated with increased revenues, improved profitability and increased headcount following the RSC acquisition. Additionally, travel and entertainment and office expenses have increased following the RSC acquisition. As a percentage of revenue, SG&A decreased 1.6 percentage points year over year.
RSC merger related costs. As discussed above, in the second quarter of 2012, we completed the acquisition of RSC. The three and nine months ended September 30, 2012 include acquisition-related costs of $8 and $98, respectively, primarily related to financial and legal advisory fees. The fees for the nine months ended September 30, 2012 include $31 of interim bridge financing costs.
Restructuring charge. For the three and nine months ended September 30, 2012, the restructuring charges of $40 and $93, respectively, primarily reflect severance costs and branch closure charges associated with the RSC merger. The branch closure charges primarily reflect continuing lease obligations at vacant facilities. For the three and nine months ended September 30, 2011, the restructuring charges of $2 and $5, respectively, primarily reflected branch closure charges due to continuing lease obligations at vacant facilities. We expect to incur an additional $10 to $30 of charges in connection with the restructuring, which is expected to be substantially complete by March 31, 2013.
Non-rental depreciation and amortization for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Non-rental depreciation and amortization	$71	$13	$134	$39

Non-rental depreciation and amortization for the three and nine months ended September 30, 2012 increased $58, or 446 percent, and $95, or 244 percent, respectively, as compared to 2011. Non-rental depreciation and amortization for the three and nine months ended September 30, 2012 increased primarily due to the 2012 acquisition of RSC discussed in note 2 to our condensed consolidated financial statements.
Interest expense, net for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense, net	$127	$57	$316	$170

Interest expense, net for the three and nine months ended September 30, 2012 increased $70, or 123 percent, and $146, or 86 percent, respectively, as compared to 2011. As discussed in note 8 to our condensed consolidated financial statements, in March 2012, we issued $2,825 of debt ("the merger financing notes") in connection with the RSC acquisition. Upon completion of the RSC acquisition, we also assumed RSC's debt that remained after repayment of certain of RSC's senior debt. Interest expense, net for the nine months ended September 30, 2012 includes $29 of interest recorded on the merger financing notes prior to the closing of the merger. Interest expense, net for the three and nine months ended September 30, 2012 increased primarily due to increased average outstanding debt, including the debt issued and assumed in connection with the RSC acquisition, as compared to 2011.
Other expense (income), net for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other expense (income), net	$—	$2	$(13)	$(2)

The increase in other income, net for the nine months ended September 30, 2012 primarily reflects a $10 gain recognized upon the sale of a former subsidiary that developed and marketed software.
Income taxes. The following table summarizes our continuing operations provision for income taxes and the related effective tax rates for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from continuing operations before provision for income taxes	$94	$96	$49	$108
Provision for income taxes	21	31	15	35
Effective tax rate	22.3%	32.3%	30.6%	32.4%

The differences between the 2012 and 2011 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relate to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges. Additionally, the three and nine months ended September 30, 2012 include a $4 benefit related to the settlement of a Canadian tax matter, and the nine months ended September 30, 2012 includes a deferred tax charge of $7 related to the RSC acquisition.
Balance sheet. The increases in our balance sheet from December 31, 2011 to September 30, 2012 primarily reflect the impact of the RSC acquisition. See note 2 to our condensed consolidated financial statements for a summary of the estimated fair values of the RSC assets acquired and liabilities assumed.
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
As previously announced, in connection with the RSC acquisition, our Board authorized a stock buyback of up to $200 of Holdings' common stock. As of October 12, 2012, we have repurchased $112 of Holdings' common stock and our intent is to complete the stock buyback within 18 months after the April 30, 2012 closing of the RSC acquisition.
As discussed in note 8 to the condensed consolidated financial statements, in September 2012, we amended our accounts receivable securitization facility. The amended facility became effective on September 24, 2012 and expires on September 23, 2013. The amended facility may be extended on a 364-day basis by mutual agreement of the Company and the purchasers under the facility, and includes an increase in the facility size from $300 to $475.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our ABL facility and accounts receivable securitization facility. As of September 30, 2012, we had (i) $683 of borrowing capacity, net of $80 of letters of credit, available under the ABL facility, (ii) $0 of borrowing capacity available under the accounts receivable securitization facility and (iii) cash and cash equivalents of $68. Cash equivalents at September 30, 2012 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.
As of September 30, 2012, $1,137 and $475 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. The interest rates applicable to the ABL facility and the accounts receivable securitization facility at September 30, 2012 were 2.3 percent and 0.8 percent, respectively. During the nine months ended September 30, 2012, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility, including the former facility and the amended facility, were $1,105 and $265, respectively, and the weighted-average interest rates thereon were 2.3 percent and 0.9 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility, including the former facility and the amended facility, during the nine months ended September 30, 2012 were $1,287 and $475, respectively. During the nine months ended September 30, 2012, the maximum amount outstanding under the accounts receivable securitization facility exceeded the average amount outstanding primarily due to additional borrowings following the increase in the facility size discussed above. The accounts receivable securitization facility interest rate was lower than the ABL facility interest rate, and we utilized the additional borrowing capacity available under the amended accounts receivable securitization facility to lower our borrowing costs.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of October 12, 2012 were as follows:

	Corporate Rating	Outlook
Moody’s	B2	Stable
Standard & Poor’s	B+	Stable
Fitch	B	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. Our gross and net rental capital expenditures have increased significantly in 2012 relative to 2011. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $851 and $516 during the nine months ended September 30, 2012 and 2011, respectively. For the full year 2012, we expect net rental capital expenditures of between $925 and $975, after gross purchases of between $1.3 billion and $1.4 billion. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility.
Loan Covenants and Compliance. As of September 30, 2012, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In October 2011, we amended the ABL facility. In March 2012, the size of the ABL facility was increased to $1.9 billion. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Since the October 2011 amendment of the ABL facility and through September 30, 2012, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
As of September 30, 2012, primarily due to losses sustained in prior years, URNA had limited restricted payment capacity under the most restrictive restricted payment covenants in the indentures governing its outstanding indebtedness. Although this limited capacity restricts our ability to move operating cash flows to Holdings, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations due to certain intercompany arrangements.
Sources and Uses of Cash. During the nine months ended September 30, 2012, we (i) generated cash from operating activities of $495, (ii) generated cash from the sale of rental and non-rental equipment of $284 and (iii) received cash from debt proceeds, net of payments, of $1,784, including $2,825 of proceeds from debt issuances associated with the RSC acquisition, a portion of which was used to repay certain of RSC's senior debt. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1,185, (ii) purchase other companies for $1,175, (iii) purchase shares of our common stock for $128 and (iv) pay financing costs of $67. During the nine months ended September 30, 2011, we (i) generated cash from operating activities of $453, (ii) generated cash from the sale of rental and non-rental equipment of $126 and (iii) received cash from debt proceeds, net of payments, of $79. We used cash during this period principally to (i) purchase rental and non-rental equipment of $655 and (ii) purchase other companies for $198.

Free Cash Flow GAAP Reconciliation. We define “free cash (usage) flow” as (i) net cash provided by operating activities less (ii) purchases of rental and non-rental equipment plus (iii) proceeds from sales of rental and non-rental equipment and excess tax benefits from share-based payment arrangements, net. Management believes that free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash (usage) flow is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash (usage) flow should not be considered an alternative to net income or cash flow from operating activities as an indicator of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash (usage) flow.

	Nine Months Ended
	September 30,
	2012	2011
Net cash provided by operating activities	$495	$453
Purchases of rental equipment	(1,109)	(631)
Purchases of non-rental equipment	(76)	(24)
Proceeds from sales of rental equipment	258	115
Proceeds from sales of non-rental equipment	26	11
Excess tax benefits from share-based payment arrangements, net	(4)	—
Free cash usage	$(410)	$(76)
Free cash usage for the nine months ended September 30, 2012 was $410, an increase of $334 as compared to $76 for the nine months ended September 30, 2011. Free cash usage increased primarily due to increased purchases of rental equipment, partially offset by increased proceeds from sales of rental equipment. Free cash usage for the nine months ended September 30, 2012 includes the impact of the RSC merger costs discussed above.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of September 30, 2012:

	2012	2013	2014	2015	2016	Thereafter	Total
Debt and capital leases (1)	$10	$517	$34	$192	$1,651	$4,950	$7,354
Interest due on debt (2)	128	481	476	473	431	1,439	3,428
Operating leases (1):
Real estate	30	106	87	73	58	117	471
Non-rental equipment	10	27	20	18	14	26	115
Service agreements (3)	5	8	7	6	—	—	26
Purchase obligations (4)	148	10	—	—	—	—	158
Subordinated convertible debentures (5)	1	4	4	4	4	95	112
Total (6)	$332	$1,153	$628	$766	$2,158	$6,627	$11,664

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases. Our 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt in our consolidated balance sheet because they are redeemable at September 30, 2012. The 4 percent Convertible Senior Notes are reflected in the table above based on the contractual maturity date in 2015.

(2)
Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of September 30, 2012. As discussed above, our 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt in our consolidated balance sheet because they are redeemable at September 30, 2012. Interest on the 4 percent Convertible Senior Notes is reflected in the table above based on the contractual maturity date in 2015.

(3)	These represent service agreements with third parties to provide wireless and network services, refurbish our aerial equipment and operate the distribution centers associated with contractor supplies.

(4)
As of September 30, 2012, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2012 and 2013.

(5)	Represents principal and interest payments on the $55 of 6 1/2 percent subordinated convertible debentures reflected in our consolidated balance sheets as of September 30, 2012.

(6)	This information excludes $5 of unrecognized tax benefits. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities.
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
Interest Rate Risk. As of September 30, 2012, we had an aggregate of $1,612 of indebtedness that bears interest at variable rates, comprised of $1,137 of borrowings under the ABL facility and $475 of borrowings under our accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. The interest rates applicable to our variable rate debt on September 30, 2012 were 2.3 percent for the ABL facility and 0.8 percent for the accounts receivable securitization facility. As of September 30, 2012, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $6 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At September 30, 2012, we had an aggregate of $5.8 billion of indebtedness that bears interest at fixed rates, including our subordinated convertible debentures. A one percentage point decrease in market interest rates as of September 30, 2012 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 7 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
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
Equity Price Risk. In connection with the November 2009 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity (deficit). The convertible note hedge transactions cover, subject to anti-dilution adjustments, 15.1 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $35.00 or $40.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 8.4 million or 9.2 million shares, respectively. Based on the price of our common stock during the third quarter of 2012, holders of the 4 percent Convertible Notes have the right to redeem the notes during the fourth quarter of 2012 at a conversion price of $11.11 per share of common stock. Between October 1, 2012 (the beginning of the fourth quarter) and October 12, 2012, none of the 4 percent Convertible Senior Notes were redeemed.
If the total $168 outstanding principal amount of the 4 percent Convertible Notes was converted, the total cost to settle the notes would be $494, assuming a conversion price of $32.71 (the closing price of our common stock on September 30, 2012) per share of common stock. The $168 principal amount would be settled in cash, and the remaining $326 could be settled in cash, shares of our common stock, or a combination thereof, at our discretion. Based on the September 30, 2012 closing stock price, approximately 10 million shares of stock, excluding any stock we would receive from the hedge counterparties as discussed below, would be issued if we settled the entire $326 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $15 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our September 30, 2012 closing stock price, we estimate that we would receive approximately $45 in either cash or stock from the hedge counterparties, after which the effective conversion price would be approximately $14.11. Additionally, $5 principal amount of our 1 7/8 percent Convertible Notes was outstanding at September 30, 2012. If the total $5 outstanding principal amount of the 1 7/8 percent Convertible Notes was converted, the total cost to settle the notes would be $7, assuming a conversion price of $32.71 (the closing price of our common stock on September 30, 2012) per share of common stock. The total cost to settle would change by less than $1 for each $1 (actual dollars) change in our stock price. Based on the price of our common stock, holders of the 1 7/8 percent Convertible Senior Subordinated Notes had the right to convert the notes during the second and third quarters of 2012 at a conversion price of $21.83 per share of common stock, and $17 of the 1 7/8 percent Convertible Senior Subordinated Notes were converted during the nine months ended September 30, 2012. Upon conversion of the notes, we issued approximately 0.8 million shares of our common stock to the applicable holders of the 1 7/8 percent Convertible Senior Subordinated Notes. Based on the price of our common stock during the third quarter of 2012, holders of the 1 7/8 percent Convertible Senior Subordinated Notes may convert the notes during the fourth quarter of 2012 at a conversion price of $21.83 per share of common stock. Between October 1, 2012 (the beginning of the fourth quarter) and October 12, 2012, none of the 1 7/8 percent Convertible Senior Subordinated Notes were converted.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of September 30, 2012. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the third quarter of 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
July 1, 2012 to July 31, 2012	465,887	(1)	$27.45	457,100	$87,504,755
August 1, 2012 to August 31, 2012	10,427	(1)	$29.54	—	—
September 1, 2012 to September 30, 2012	12,381	(1)	$33.06	—	—
Total	488,695		$27.64	457,100	$87,504,755

(1)
In July 2012, August 2012 and September 2012, 8,787, 10,427 and 12,381 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

(2)
In December 2011, in connection with the RSC acquisition, our Board announced its intention to authorize a stock buyback of up to $200 million of Holdings' common stock, which we intend to complete within 18 months after the April 30, 2012 closing of the RSC acquisition. Our Board announced its authorization of the stock buyback in April 2012.

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

3(c)
Restated Certificate of Incorporation of United Rentals (North America), Inc., dated February 17, 2012 (incorporated by reference to Exhibit 3(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2012)

3(d)	By-laws of United Rentals (North America), Inc. dated February 17, 2012 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2012)

10(a)
Security Agreement, dated as of July 23, 2012, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Wells Fargo Bank, N.A., as Note Trustee and Collateral Agent. (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on July 23, 2012)

10(b)
Intellectual Property Security Agreement, dated as of July 23, 2012, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Wells Fargo Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on July 23, 2012)

10(c)
Third Amended and Restated Purchase and Contribution Agreement, dated as of September 24, 2012, by and among United Rentals Receivables LLC II, United Rentals, Inc. and United Rentals (North America), Inc. (without annexes) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on September 25, 2012)

10(d)
Third Amended and Restated Receivables Purchase Agreement, dated as of September 24, 2012, by and among The Bank of Nova Scotia, PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Liberty Street Funding LLC, Market Street Funding LLC, Gotham Funding Corporation, United Rentals Receivables LLC II and United Rentals, Inc. (without annexes) (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on September 25, 2012)

10(e)
Amended and Restated Performance Undertaking, dated as of September 24, 2012, executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on September 25, 2012)

12*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101***
The following materials from the Quarterly Report on Form 10-Q for the Company and URNA, for the quarter ended September 30, 2012, filed on October 16, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

***	Submitted pursuant to Rule 406T of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	October 15, 2012	By:	/S/ JOHN J. FAHEY
John J. Fahey Vice President, Controller
and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	October 15, 2012	By:	/S/ JOHN J. FAHEY
John J. Fahey Vice President, Controller
and Principal Accounting Officer