Form 10-K
period 2012-12-31
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2013-01-23
CIK 1047166, 1067701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐     No ☑
As of June 30, 2012 there were 92,675,165 shares of United Rentals, Inc. common stock outstanding. The aggregate market value of common stock held by non-affiliates (defined as other than directors, executive officers and 10 percent beneficial owners) at June 30, 2012 was approximately $2.92 billion, calculated by using the closing price of the common stock on such date on the New York Stock Exchange of $34.04.
As of January 21, 2013, there were 93,013,431 shares of United Rentals, Inc. common stock outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
This Form 10-K is separately filed by (i) United Rentals, Inc. and (ii) United Rentals (North America), Inc. (which is a wholly owned subsidiary of United Rentals, Inc.). United Rentals (North America), Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by such instruction.
Documents incorporated by reference: Portions of United Rentals, Inc.’s Proxy Statement related to the 2013 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2013, are incorporated by reference into Part III of this annual report.

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
Factors that could cause actual results to differ materially from those projected include, but are not limited to, the following:

•
the possibility that RSC Holdings Inc. ("RSC") or other companies that we have acquired or may acquire could have undiscovered liabilities or involve other unexpected costs, may strain our management capabilities or may be difficult to integrate;

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

•	inability to benefit from government spending, including spending associated with infrastructure projects;

•	restrictive covenants in our debt instruments, which can limit our financial and operational flexibility;

•	noncompliance with financial or other covenants in our debt agreements, which could result in our lenders terminating our credit facilities and requiring us to repay outstanding borrowings;

•	inability to access the capital that our businesses or growth plans may require;

•	inability to manage credit risk adequately or to collect on contracts with a large number of customers;

•	incurrence of impairment charges;

•	the outcome or other potential consequences of regulatory matters and commercial litigation;

•	increases in our loss reserves to address business operations or other claims and any claims that exceed our established levels of reserves;

•	incurrence of additional expenses (including indemnification obligations) and other costs in connection with litigation, regulatory and investigatory matters;

•	increases in our maintenance and replacement costs and decreases in the residual value of our equipment;

•	inability to sell our new or used fleet in the amounts, or at the prices, we expect;

•	turnover in our management team and inability to attract and retain key personnel;

•	rates we can charge and time utilization we can achieve being less than anticipated;

•	costs we incur being more than anticipated, and the inability to realize expected savings in the amounts or time frames planned;

•	dependence on key suppliers to obtain equipment and other supplies for our business on acceptable terms;

•	competition from existing and new competitors;

•	disruptions in our information technology systems;

•	the costs of complying with environmental and safety regulations;

•
labor disputes, work stoppages or other labor difficulties, which may impact our productivity, and potential enactment of new legislation or other changes in law affecting our labor relations or operations generally;

•	shortfalls in our insurance coverage; and

•	other factors discussed under Item 1A-Risk Factors, and elsewhere in this annual report.
We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

1

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
Unless otherwise indicated, the information under Items 1, 1A and 2 is as of January 1, 2013.

Item 1.    Business
General
United Rentals is the largest equipment rental company in the world. Our customer service network consists of 836 rental locations in the United States and Canada as well as centralized call centers and online capabilities. We offer approximately 3,300 classes of equipment for rent to customers that include construction and industrial companies, manufacturers, utilities, municipalities, homeowners, and government entities. In 2012, we generated total revenues of $4.1 billion, including $3.5 billion of equipment rental revenue.
As of December 31, 2012, our fleet of rental equipment included approximately 400,000 units. The total original equipment cost of our fleet (“OEC”), based on the initial consideration paid, was $7.2 billion at December 31, 2012, compared with $4.0 billion at December 31, 2011. Our fleet at December 31, 2012 includes fleet acquired in the acquisition of RSC Holdings Inc. (“RSC”) discussed below. The fleet includes:

•
General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment and material handling equipment, which accounted for approximately 45 percent, 41 percent and 41 percent of 2012, 2011 and 2010 equipment rental revenue, respectively;

•	Aerial work platforms, such as boom lifts and scissor lifts, which accounted for approximately 36 percent, 39 percent and 40 percent of 2012, 2011 and 2010 equipment rental revenue, respectively;

•
General tools and light equipment, such as pressure washers, water pumps and power tools, which accounted for approximately 9 percent, 8 percent and 9 percent of 2012, 2011 and 2010 equipment rental revenue, respectively;

•
Power and HVAC (“heating, ventilating and air conditioning”) equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, which accounted for approximately 6 percent, 6 percent and 5 percent of 2012, 2011 and 2010 equipment rental revenue, respectively; and

•
Trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, which accounted for approximately 4 percent, 6 percent and 5 percent of 2012, 2011 and 2010 equipment rental revenue, respectively.

In addition to renting equipment, we sell new and used equipment as well as related parts and service, and contractor supplies.
Acquisition of RSC
On April 30, 2012, we acquired 100 percent of the outstanding common shares and voting interest (“the acquisition”) of RSC. The results of RSC's operations have been included in our consolidated financial statements since that date. RSC, which had total revenues of $1.5 billion in 2011, was one of the largest equipment rental providers in North America, and as of December 31, 2011 had a network of 440 rental locations in 43 U.S. states and three Canadian provinces. The acquisition has created a leading North American equipment rental company with a more attractive business mix, greater scale and enhanced growth prospects, and we believe that the acquisition will provide us with financial benefits including reduced operating expenses and additional revenue opportunities going forward. For additional information concerning the RSC acquisition, see note 3 to our consolidated financial statements.
Strategy
For the past several years, we have focused on optimizing the profitability of our core rental business through revenue growth and margin expansion. To achieve this objective, we have developed a strategy focused on customer service differentiation, customer segmentation, rate management, fleet management and disciplined cost control. This strategy calls for a consistently superior standard of service to customers, often provided through a single point of contact; an increasing proportion of revenues derived from larger accounts; a targeted presence in industrial and specialty markets; and the profitable deployment of our rental assets for optimal return on investment.
In 2012, we adopted the American Rental Association criteria for rental rates, time utilization and OEC; comparisons to prior years are based on a recast of these metrics on the same basis.
Although uncertainty in the economic environment continued to present challenges for both our Company and the North American equipment rental industry in 2012, we succeeded in realizing a number of achievements related to our strategy. For the full year 2012, compared with 2011, these achievements included:

•	A 6.9 percent increase in rental rates on a pro forma basis (that is, assuming United Rentals and RSC were combined for full year 2012 and 2011);

•	A 63.2 percent increase in the volume of OEC on rent, which significantly benefited from the impact of the RSC acquisition;

•	Achieved strong time utilization on a significantly larger fleet. Time utilization was 67.5 percent and 67.2 percent for the years ended December 31, 2012 and 2011, respectively;

•
A significant increase in the proportion of equipment rental revenues derived from National Account customers, from 35 percent in 2011 to 42 percent in 2012. 2012 is only available on a pro forma basis. National Accounts are generally defined as customers with potential annual equipment rental spend of at least $500,000 or customers doing business in multiple locations;

•
Continued improvement in customer service management, including a significant increase in the proportion of equipment rental revenues derived from accounts that are managed by a single point of contact ("key accounts"), from 55 percent in 2011 to 60 percent in 2012. 2012 is only available on a pro forma basis. Establishing a single point of contact for our key accounts helps us to provide customer service management that is more consistent and satisfactory;

•	The continued optimization of our network of rental locations, including an increase in 2012 of 15, or 16 percent, in the number of rental locations in our trench safety, power and HVAC segment; and

•	A 1.3 percentage point improvement in selling, general and administrative expenses as a percentage of revenue.
In 2013, we will continue to focus on optimizing our core business through diligent management of the rental process, enhanced customer service capabilities and sustained cost efficiencies. In particular, we will focus on:

•	Enhancing our value proposition by improving customer service levels;

•
Further increasing the proportion of our revenues derived from National Accounts and other large customers. To the extent that we are successful, we believe that we can improve our equipment rental gross margin and overall profitability over time, as large accounts tend to rent more equipment for longer periods and can be serviced more cost effectively than short-term transactional customers;

•
Accelerating our pursuit of opportunities in the industrial marketplace, where we believe that our depth of resources, industrial expertise and branch footprint give us a competitive advantage. Additionally, industrial equipment demand is subject to different cyclical pressures than construction demand, making our aggregate end markets less volatile;

•	Further capitalizing on the demand for the higher-margin power and climate control equipment offered by our trench safety, power and HVAC segment;

•	Leveraging technology and training to optimize the transportation of our rental equipment to and from customer jobsites; and

•	Maximizing equipment utilization by reducing the average number of equipment units unavailable for rent and the average time a unit is unavailable for rent.
Industry Overview and Economic Outlook
We serve three principal end markets for equipment rental in North America: industrial/non-construction; commercial (or private non-residential) construction; and residential. In 2012, based on an analysis of our charge customers’ Standard Industrial Classification (“SIC”) codes:

•
Industrial/non-construction rentals to manufacturers, chemical companies, paper mills, railroads, shipbuilders, utilities, retail and other industries (including infrastructure) represented approximately 50 percent of our rental revenues;

•
Commercial (or private non-residential) construction rentals related to the construction and remodeling of office, lodging, healthcare and other commercial facilities represented approximately 46 percent of our rental revenues; and

•	Residential rentals for the construction and renovation of homes represented approximately four percent of our rental revenues.
We believe that overall U.S. construction activity in 2012 was relatively strong, but was still well below historic levels. We estimate that overall U.S. construction activity in 2012 grew approximately 10 percent on a year-over-year basis. In this environment, compared with the prior year, our rental rates increased 6.9 percent on a pro forma basis and our volume of OEC on rent, which significantly benefited from the impact of the RSC acquisition, increased 63.2 percent. We believe that these two metrics reflect, in addition to the impact of the RSC acquisition, a combination of positive factors: a relatively strong improvement in our operating environment; a secular shift from customer ownership to the rental of construction equipment; and the benefit of our strategy, particularly our increased focus on National Accounts and other large customers. Although there is no certainty that these trends will continue, we believe that our strategy has already put us in a position to capitalize on our industry leadership and customer service differentiation in a continuing recovery.
In 2013, based on our analysis of leading industry forecasts and broader economic indicators, we expect most of our end markets to continue to recover. Specifically, in 2013, we expect that the U.S. equipment rental industry will achieve year-over-year revenue growth in the mid to high single digits.
Competitive Advantages
We believe that we benefit from the following competitive advantages:
Large and Diverse Rental Fleet. Our large and diverse fleet allows us to serve large customers that require substantial quantities and/or wide varieties of equipment. We believe our ability to serve such customers should allow us to improve our performance and enhance our market leadership position.
We manage our rental fleet, which is the largest and most comprehensive in the industry, utilizing a life-cycle approach that focuses on satisfying customer demand and optimizing utilization levels. As part of this life-cycle approach, we closely monitor repairs and maintenance expense and can anticipate, based on our extensive experience with a large and diverse fleet, the optimum time to dispose of an asset. Our fleet age, which is calculated on an OEC-weighted basis, was 47.2 months at December 31, 2012 compared with 50.3 months at December 31, 2011. At December 31, 2012, 91 percent of our fleet was current on its manufacturer's recommended maintenance.
Significant Purchasing Power. We purchase large amounts of equipment, contractor supplies and other items, which enables us to negotiate favorable pricing, warranty and other terms with our vendors.
National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large companies, particularly those with a national or multi-regional presence. We offer our National Account customers the benefits of a consistent level of service across North America, a wide selection of equipment and a single point of contact for all their equipment needs. Establishing a single point of contact for our key accounts helps us to provide customer service management that is more consistent and satisfactory. During the years ended December 31, 2012 and 2011, 60 percent and 55 percent, respectively, of our equipment rental revenues were derived from accounts, including National Accounts and other key accounts, that are managed by a single point of contact. 2012 National Account revenues are only available on a pro forma basis (that is, assuming United Rentals and RSC were combined for the full year).
Operating Efficiencies. We benefit from the following operating efficiencies:

•
Equipment Sharing Among Branches. We generally group our branches into districts of five to 10 locations that are in the same geographic area. Our districts are generally grouped into regions of six to seven districts. Each branch within a region can access equipment located elsewhere in the region. This sharing increases equipment utilization because equipment that is idle at one branch can be marketed and rented through other branches. Additionally, fleet sharing allows us to be more disciplined with our capital spend.

•
Customer Care Center. We have a Customer Care Center ("CCC") with locations in Tampa, Florida and Charlotte, North Carolina that handles all 1-800-UR-RENTS telephone calls. The CCC handles many of the 1-800-UR-RENTS telephone calls without having to route them to individual branches, and allows us to provide a more uniform quality experience to customers, manage fleet sharing more effectively and free up branch employee time.

•
Consolidation of Common Functions. We reduce costs through the consolidation of functions that are common to our branches, such as accounts payable, payroll, benefits and risk management, information technology and credit and collection.

Information Technology Systems. We have a wide variety of information technology systems, some proprietary and some licensed, that supports our operations. This information technology infrastructure facilitates our ability to make rapid and informed decisions, respond quickly to changing market conditions and share rental equipment among branches. We have an in-house team of information technology specialists that supports our systems.
Strong Brand Recognition. As the largest equipment rental company in the world, we have strong brand recognition, which helps us to attract new customers and build customer loyalty.
Geographic and Customer Diversity. We have 836 rental locations in 49 states and 10 Canadian provinces and serve customers that range from Fortune 500 companies to small businesses and homeowners. We believe that our geographic and customer diversity provides us with many advantages including:

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
Employee Training Programs. We are dedicated to providing training and development opportunities to our employees. In 2012, our employees enhanced their skills through over 300,000 hours of training, including safety training, sales and leadership training, equipment-related training from our suppliers and online courses covering a variety of relevant subjects. The hours include the training time of legacy RSC employees beginning July 1, 2012.
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
Segment Information
We have two reportable segments–general rentals and trench safety, power and HVAC. Segment financial information is presented in note 4 to our consolidated financial statements. The general rentals segment includes the rental of construction, aerial and industrial equipment, general tools and light equipment, and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment comprises 12 geographic regions–Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Northwest, South, Southeast and Southwest–and operates throughout the United States and Canada. The trench safety, power and HVAC segment includes the rental of specialty construction products and related services. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada.
Products and Services
Our principal products and services are described below.
Equipment Rental. We offer for rent approximately 3,300 classes of rental equipment on an hourly, daily, weekly or monthly basis. The types of equipment that we offer include general construction and industrial equipment; aerial work platforms; trench safety equipment; power and HVAC equipment; and general tools and light equipment. The age of our fleet was 47.2 months at December 31, 2012, compared to 50.3 months at December 31, 2011.

Sales of Rental Equipment. We routinely sell used rental equipment and invest in new equipment in order to manage repairs and maintenance costs, as well as the composition and size of our fleet. We also sell used equipment in response to customer demand for the equipment. Consistent with the life-cycle approach we use to manage our fleet, the rate at which we replace used equipment with new equipment depends on a number of factors, including changing general economic conditions, growth opportunities, the market for used equipment, the age of our fleet and the need to adjust fleet composition to meet customer demand.
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
Customers
Our customer base is highly diversified and ranges from Fortune 500 companies to small businesses and homeowners. In 2012, our largest customer accounted for approximately one percent of our revenues on a pro forma basis (that is, assuming United Rentals and RSC were combined for the full year) and our top 10 customers in the aggregate accounted for approximately five percent of our pro forma revenues.
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
Sales Force. Our sales representatives work in our branches and at our customer care center, and are responsible for calling on existing and potential customers as well as assisting our customers in planning for their equipment needs. We have ongoing programs for training our employees in sales and service skills and on strategies for maximizing the value of each transaction.
National Account Program. Our National Account sales force is dedicated to establishing and expanding relationships with large customers, particularly those with a national or multi-regional presence. Our National Account team closely coordinates its efforts with the local sales force in each area.
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
Total Control®. We also utilize a proprietary software application, Total Control®, which provides our key customers with a single in-house software application that enables them to monitor and manage all their rental equipment. This software can be integrated into the customers' enterprise resource planning system. Total Control® is a unique customer service tool that enables us to develop strong, long-term relationships with our larger customers.
Suppliers
Our strategic approach with respect to our suppliers is to maintain the minimum number of suppliers per category of equipment that can satisfy our anticipated volume and business requirements. This approach is designed to ensure that the terms we negotiate are competitive and that there is sufficient product available to meet anticipated customer demand. We utilize a comprehensive selection process to determine our equipment vendors. We consider product capabilities and industry position, the terms being offered, product liability history, customer acceptance and financial strength. We estimate that our largest supplier accounted for approximately 27 percent of our 2012 purchases of equipment, measured on a dollar basis, and that our 10 largest suppliers in the aggregate accounted for approximately 68 percent of such purchases. We believe we have sufficient alternative sources of supply available for each of our major equipment categories.
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
Competition
The U.S. equipment rental industry is highly fragmented and competitive. As the largest equipment rental company in the industry, we estimate that we have an approximate 12 percent market share based on 2012 equipment rental revenues from construction and industrial equipment as measured by the American Rental Association (“ARA”). Our competitors primarily include small, independent businesses with one or two rental locations; regional competitors that operate in one or more states; public companies or divisions of public companies that operate nationally or internationally; and equipment vendors and dealers who both sell and rent equipment directly to customers. We believe we are well positioned to take advantage of this environment because, as a larger company, we have more resources and certain competitive advantages over our smaller competitors. These advantages include greater purchasing power, the ability to provide customers with a broader range of equipment and services, and greater flexibility to transfer equipment among locations in response to, and in anticipation of, customer demand. The fragmented nature of the industry and our relatively small market share, however, may adversely impact our ability to mitigate rate pressure.
Environmental and Safety Regulations
Our operations are subject to numerous laws governing environmental protection and occupational health and safety matters. These laws regulate issues such as wastewater, stormwater, solid and hazardous wastes and materials, and air quality. Our operations generally do not raise significant environmental risks, but we use and store hazardous materials as part of maintaining our rental equipment fleet and the overall operations of our business, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from above-ground storage tanks located at certain of our locations. Under environmental and safety laws, we may be liable for, among other things, (i) the costs of investigating and remediating contamination at our sites as well as sites to which we sent hazardous wastes for disposal or treatment, regardless of fault, and (ii) fines and penalties for non-compliance. We incur ongoing expenses associated with the performance of appropriate investigation and remediation activities at certain of our locations.
Employees
We have approximately 11,300 employees. Of these, approximately 3,500 are salaried personnel and approximately 7,800 are hourly personnel. Collective bargaining agreements relating to approximately 80 separate locations cover approximately 800 of our employees. We monitor employee satisfaction through ongoing surveys and consider our relationship with our employees to be good.
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
Combining our business with RSC's business may be more difficult, costly or time consuming than expected, which may adversely affect our results and negatively affect the value of our stock.
The success of the RSC acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business and RSC's business. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the transaction may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be affected adversely. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers, employees and suppliers or to achieve the anticipated benefits of the acquisition.
Issues that must be addressed in integrating the operations of RSC into our operations in order to realize the anticipated benefits of the acquisition include, among other things:

•	integrating and optimizing the utilization of our and RSC's rental equipment;

•	integrating our and RSC's marketing, information technology and other systems;

•	maintenance of the combined company's rental equipment portfolio;

•	conforming standards, controls, procedures and policies, business cultures and compensation structures;

•	consolidating the equipment purchasing, maintenance and resale operations;

•	consolidating corporate and administrative functions;

•	consolidating branch locations;

•	consolidating sales and marketing operations;

•	identifying and eliminating redundant and underperforming operations and assets;

•	the retention of key employees;

•	minimizing the diversion of management's attention from ongoing business concerns; and

•	the possibility of tax costs or inefficiencies associated with the integration of RSC.

The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate RSC's operations into ours, or to fully realize the anticipated benefits of the integration of RSC, which could have an adverse effect on our revenues, level of expenses and operating results which may adversely affect the value of our common stock.
The recent economic downturn, and resulting decreases in North American construction and industrial activities, adversely affected our revenues and operating results by decreasing the demand for our equipment and the prices that we could charge. A slowdown in the economic recovery or a decrease in general economic activity could have adverse effects on our revenues and operating results.
Our rental equipment is used significantly in private non-residential construction, which is cyclical in nature. Trench safety, power and HVAC equipment is principally used in connection with construction and industrial activities. Over the past several years, our industry has experienced a decline in construction and industrial activity, although in 2012 we saw modest improvements in the pace of the recovery that began late in the first quarter of 2010. The weakness in our end markets led to a decrease in the demand for our equipment and in the rates we realized, and could lead to further decreases. Such decreases adversely affect our operating results by causing our revenues to decline and, because certain of our costs are fixed, our operating margins to be reduced. While many areas of the global economy are improving, a slowdown in the economic recovery or worsening of economic conditions, in particular with respect to North American construction and industrial activities, could cause weakness in our end markets and adversely affect our revenues and operating results.
The following factors, among others, may cause weakness in our end markets, either temporarily or long-term:

•	a decrease in expected levels of infrastructure spending;

•	a lack of availability of credit;

•	an increase in the cost of construction materials;

•	an increase in interest rates;

•	adverse weather conditions, which may temporarily affect a particular region; or

•	terrorism or hostilities involving the United States or Canada.
If we are unable to collect on contracts with customers, our operating results would be adversely affected.
One of the reasons some of our customers find it more attractive to rent equipment than own that equipment is the need to deploy their capital elsewhere. This has been particularly true in industries with high growth rates such as the construction industry. However, some of our customers may have liquidity issues and ultimately may not be able to fulfill the terms of their rental agreements with us. If we are unable to manage credit risk issues adequately, or if a large number of customers should have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Further, delinquencies and credit losses generally would be expected to increase if there was a slowdown in the economic recovery or worsening of economic conditions.
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

•	currency risks and other risks of international operations.
Our common stock price has fluctuated significantly and may continue to do so in the future.
Our common stock price has fluctuated significantly and may continue to do so in the future for a number of reasons, including:

•	announcements of developments related to our business;

•	market perceptions of any proposed merger or acquisition and the likelihood of our involvement in other merger and acquisition activity;

•	variations in our revenues, gross margins, earnings or other financial results from investors’ expectations;

•	departure of key personnel;

•	purchases or sales of large blocks of our stock by institutional investors or transactions by insiders;

•	fluctuations in the results of our operations and general conditions in the economy, our market, and the markets served by our customers;

•	investor perceptions of the equipment rental industry in general and our Company in particular; and

•	the operating and stock performance of comparable companies or related industries.
In addition, prices in the stock market have been volatile over the past few years. In many cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our common stock could fluctuate in the future without regard to our operating performance.
Our current level of indebtedness exposes us to various risks.
At December 31, 2012, our total indebtedness was $7.4 billion, including $55 million of subordinated convertible debentures. Our substantial indebtedness has the potential to affect us adversely in a number of ways. For example, it will or could:

•	increase our vulnerability to adverse economic, industry or competitive developments;

•	make it more difficult to pay or refinance our debts as they become due during periods of adverse economic, financial market or industry conditions;

•	require us to devote a substantial portion of our cash flow to debt service, reducing the funds available for other purposes or otherwise constraining our financial flexibility;

•
restrict our ability to move operating cash flows to Holdings. As of December 31, 2012, primarily due to losses sustained in prior years, URNA had limited restricted payment capacity under the most restrictive restricted payment covenants in the indentures governing its outstanding indebtedness;

•	affect our ability to obtain additional financing, particularly since substantially all of our assets are subject to security interests relating to existing indebtedness;

•	decrease our profitability or cash flow;

•	cause us to be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

•	cause us to be disadvantaged compared to competitors with less leverage;

•	result in a downgrade in our credit rating or the credit ratings of any of the indebtedness of our subsidiaries which could increase the cost of further borrowings; and

•	limit our ability to borrow additional monies in the future to fund working capital, capital expenditures and other general corporate purposes.
We depend on cash on hand and cash flows from operations to make scheduled debt payments. If we are unable to service our indebtedness and fund our operations, we will be forced to adopt an alternative strategy that may include:

•	reducing or delaying capital expenditures;

•	limiting our growth;

•	seeking additional capital;

•	selling assets; or

•	restructuring or refinancing our indebtedness.
Even if we adopt an alternative strategy, the strategy may not be successful and we may continue to be unable to service our indebtedness and fund our operations.
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. At December 31, 2012, we had $1.6 billion of indebtedness that bears interest at variable rates. Our variable rate indebtedness currently represents 22 percent of our total indebtedness, including our subordinated convertible debentures. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk for additional information related to interest rate risk.
We may be able to incur substantially more debt and take other actions that could diminish our ability to make payments on our indebtedness when due, which could further exacerbate the risks associated with our level of indebtedness.
Despite our indebtedness level, we may be able to incur substantially more indebtedness in the future. We are not fully restricted under the terms of the indentures or agreements governing our indebtedness from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions, any of which could diminish our ability to make payments on our indebtedness when due and further exacerbate the risks associated with our level of indebtedness. If new debt is added to our or any of our existing and future subsidiaries' current debt, the related risks that we now face could intensify.
If we are unable to satisfy the financial and other covenants in certain of our debt agreements, our lenders could elect to terminate the agreements and require us to repay the outstanding borrowings, or we could face other substantial costs.
Under the agreement governing our senior secured asset-based revolving credit facility (“ABL facility”), we are required, among other things, to satisfy certain financial tests relating to: (i) the fixed charge coverage ratio and (ii) the ratio of senior secured debt to adjusted EBITDA (as such ratios are described in the agreement governing our ABL facility). As discussed in note 12 to our consolidated financial statements, in October 2011, we amended the ABL facility. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below the greater of 10 percent of the maximum revolver amount under the ABL facility and $150 million. Since the October 2011 amendment of our ABL facility and through December 31, 2012, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding (as such ratios and tests are described in the agreement governing our accounts receivable securitization facility). If we are unable to satisfy these or any other of the relevant covenants, the lenders could elect to terminate the ABL facility and/or the accounts receivable securitization facility and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the ABL facility, accounts receivable securitization facility and/or the other agreements governing our debt, we would likely not have sufficient liquidity for our business needs and would be forced to adopt an alternative strategy as described above. Even if we adopt an alternative strategy, the strategy may not be successful and we may not have sufficient liquidity to service our debt and fund our operations.

Restrictive covenants in certain of the agreements and instruments governing our indebtedness may adversely affect our financial and operational flexibility.
In addition to financial covenants, various other covenants in the ABL facility, accounts receivable securitization facility and the other agreements governing our debt impose significant operating and financial restrictions on us and our restricted subsidiaries. Such covenants include, among other things, limitations on: (1) liens; (2) sale-leaseback transactions; (3) indebtedness; (4) mergers, consolidations and acquisitions; (5) sales, transfers and other dispositions of assets; (6) loans and other investments; (7) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (8) dividends, other payments and other matters affecting subsidiaries; (9) transactions with affiliates; and (10) issuances of disqualified capital stock. Future debt agreements we enter into may include similar provisions.
              These restrictions may also make more difficult or discourage a takeover of us, whether favored or opposed by our management and/or our Board of Directors.
              Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing, or to reduce expenditures. We cannot assure you that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to us.
              A breach of any of the covenants or restrictions contained in these agreements could result in an event of default. Such a default could allow our debt holders to accelerate repayment of the related debt, as well as any other debt to which a cross-acceleration or cross-default provision applies, and/or to declare all borrowings outstanding thereunder to be due and payable. If our debt is accelerated, our assets may not be sufficient to repay such debt.
The amount of borrowings permitted under our ABL facility may fluctuate significantly, which may adversely affect our liquidity, results of operations and financial position.
The amount of borrowings permitted at any time under our ABL facility is limited to a periodic borrowing base valuation of the collateral thereunder. As a result, our access to credit under our ABL facility is potentially subject to significant fluctuations depending on the value of the borrowing base of eligible assets as of any measurement date, as well as certain discretionary rights of the agents in respect of the calculation of such borrowing base value. The inability to borrow under our ABL facility may adversely affect our liquidity, results of operations and financial position.
We rely on available borrowings under the ABL facility and the accounts receivable securitization facility for cash to operate our business, which subjects us to market and counterparty risk, some of which is beyond our control.
In addition to cash we generate from our business, our principal existing sources of cash are borrowings available under the ABL facility and the accounts receivable securitization facility. If our access to such financing was unavailable or reduced, or if such financing were to become significantly more expensive for any reason, we may not be able to fund daily operations, which would cause material harm to our business or could affect our ability to operate our business as a going concern. In addition, if certain of our lenders experience difficulties that render them unable to fund future draws on the facilities, we may not be able to access all or a portion of these funds, which could have similar adverse consequences.
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
At December 31, 2012, we had $3.0 billion of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results.
We have a holding company structure and depend in part on distributions from our subsidiaries to pay amounts due on our indebtedness. Certain provisions of law or contractual restrictions could limit distributions from our subsidiaries.
We derive substantially all of our operating income from, and hold substantially all of our assets through, our subsidiaries. The effect of this structure is that we depend in part on the earnings of our subsidiaries, and the payment or other distribution to us of these earnings, to meet our obligations under our outstanding debt. Provisions of law, such as those requiring that dividends be paid only from surplus, could limit the ability of our subsidiaries to make payments or other distributions to us. Furthermore, these subsidiaries could in certain circumstances agree to contractual restrictions on their ability to make distributions.
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
We establish and regularly evaluate our loss reserves to address business operations claims, or portions thereof, not covered by our insurance policies. To the extent that we are found liable for any significant claim or claims that exceed our established levels of reserves, or that are not otherwise covered by insurance, we could have to significantly increase our reserves, and our liquidity and operating results could be materially and adversely affected. For instance, during the fourth quarter of 2010, we recognized a charge of $24 million related to our provision for self-insurance reserves. The charge in particular reflected adverse experience in our portfolio of automobile and general liability claims, as well as workers' compensation claims. It is also possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms or at all.
We have made acquisitions in the past, which entail certain risks, as do any growth initiatives, including additional acquisitions, that we may pursue in the future.
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
Whether historical or in the future, it is possible that we will not realize the expected benefits from our acquisitions or that our existing operations will be adversely affected as a result of acquisitions. Acquisitions entail certain risks, including:

•	unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations or that are not subject to indemnification or reimbursement by the seller;

•	difficulty in assimilating the operations and personnel of the acquired company within our existing operations or in maintaining uniform standards;

•	loss of key employees of the acquired company;

•	failure to achieve anticipated synergies; and

•	strains on management and other personnel time and resources to evaluate, negotiate and integrate acquisitions.

We would expect to pay for any future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient, we would expect to need additional debt or equity financing, which involves its own risks, such as the dilutive effect on shares held by our stockholders if we financed acquisitions by issuing convertible debt or equity securities.
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
We have been pursuing a strategy of optimizing our field operations in order to improve sales force effectiveness, and to focus our sales force’s efforts on increasing revenues from our National Account and other large customers. We are also continuing to pursue our overall cost reduction program, which resulted in substantial cost savings in the past. The extent to which these strategies will achieve our desired efficiencies and goals in 2013 and beyond is uncertain, as their success depends on a number of factors, some of which are beyond our control. Even if we carry out these strategies in the manner we currently expect, we may not achieve the efficiencies or savings we anticipate, or on the timetable we anticipate, and there may be unforeseen productivity, revenue or other consequences resulting from our strategies that may adversely affect us. Therefore, there can be no guarantee that our strategies will prove effective in achieving the desired level of profitability, margins or returns to stockholders.
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
The cost of new equipment for use in our rental fleet could also increase due to increased material costs for our suppliers or other factors beyond our control. Such increases could materially adversely impact our financial condition and results of operations in future periods. Furthermore, changes in customer demand could cause certain of our existing equipment to become obsolete and require us to purchase new equipment at increased costs.
Our industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we can charge.
The equipment rental industry is highly fragmented and competitive. Our competitors include small, independent businesses with one or two rental locations, regional competitors that operate in one or more states, public companies or divisions of public companies, and equipment vendors and dealers who both sell and rent equipment directly to customers. We may in the future encounter increased competition from our existing competitors or from new competitors. Competitive pressures could adversely affect our revenues and operating results by, among other things, decreasing our rental volumes, depressing the prices that we can charge or increasing our costs to retain employees.
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
Our operations are subject to numerous laws and regulations governing environmental protection and occupational health and safety matters. These laws regulate issues such as wastewater, stormwater, solid and hazardous waste and materials, and air quality. Under these laws, we may be liable for, among other things, (i) the costs of investigating and remediating any contamination at our sites as well as sites to which we send hazardous waste for disposal or treatment, regardless of fault, and (ii) fines and penalties for non-compliance. Our operations generally do not raise significant environmental risks, but we use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from above-ground storage tanks located at certain of our locations.
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
Our 724 branch locations in the United States are located in 49 states, which exposes us to a host of different state and local regulations, in addition to federal law and regulatory and contractual requirements we face as a government contractor. These laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and there are often different requirements in different jurisdictions. Changes in these requirements, or any material failure by our branches to comply with them, can increase our costs, affect our reputation, limit our business, drain management time and attention and otherwise impact our operations in adverse ways.
Our collective bargaining agreements and our relationship with our union-represented employees could disrupt our ability to serve our customers, lead to higher labor costs or the payment of withdrawal liability.
We currently have approximately 800 employees who are represented by unions and covered by collective bargaining agreements and approximately 10,500 employees who are not represented by unions. Various unions occasionally seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.
Under the collective bargaining agreements that we have signed, we are obligated to contribute to several multiemployer pension plans on behalf of some of our unionized employees. A multiemployer pension plan is a plan that covers the union-represented workers of various unrelated companies. Under the Employee Retirement Income Security Act, a contributing employer to an underfunded multiemployer plan is liable, generally upon withdrawal from a plan, for its proportionate share of the plan's unfunded vested liability. We currently have no intention of withdrawing from any multiemployer plan. However, there can be no assurance that we will not withdraw from one or more multiemployer plans in the future and be required to pay material amounts of withdrawal liability if one or more of those plans are underfunded at the time of withdrawal.
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
As of January 1, 2013, we operated 836 rental locations. 724 of these locations are in the United States and 112 are in Canada. The number of locations in each state or province is shown in the table below, as well as the number of locations that are in our general rentals (GR) and trench safety, power and HVAC (TPH) segments.

United States
•	Alabama (GR 20)	•	Maine (GR 2)	•	Ohio (GR 15, TPH 3)
•	Alaska (GR 2)	•	Maryland (GR 9, TPH 3)	•	Oklahoma (GR 19, TPH 1)
•	Arizona (GR 17, TPH 2)	•	Massachusetts (GR 6, TPH 2)	•	Oregon (GR 11, TPH 1)
•	Arkansas (GR 11)	•	Michigan (GR 4)	•	Pennsylvania (GR 17)
•	California (GR 60, TPH 12)	•	Minnesota (GR 10, TPH 1)	•	Rhode Island (GR 1)
•	Colorado (GR 11, TPH 2)	•	Mississippi (GR 10)	•	South Carolina (GR 12, TPH 2)
•	Connecticut (GR 6, TPH 1)	•	Missouri (GR 12, TPH 3)	•	South Dakota (GR 2)
•	Delaware (GR 2)	•	Montana (GR 1)	•	Tennessee (GR 19, TPH 3)
•	Florida (GR 24, TPH 8)	•	Nebraska (GR 4, TPH 1)	•	Texas (GR 90, TPH 11)
•	Georgia (GR 26, TPH 3)	•	Nevada (GR 5, TPH 3)	•	Utah (GR 1, TPH 1)
•	Idaho (GR 2)	•	New Hampshire (GR 2, TPH 1)	•	Vermont (GR 1)
•	Illinois (GR 15, TPH 2)	•	New Jersey (GR 9, TPH 4)	•	Virginia (GR 19, TPH 3)
•	Indiana (GR 13, TPH 1)	•	New Mexico (GR 10)	•	Washington (GR 18, TPH 5)
•	Iowa (GR 11, TPH 1)	•	New York (GR 14)	•	West Virginia (GR 5)
•	Kansas (GR 9)	•	North Carolina (GR 20, TPH 4)	•	Wisconsin (GR 9, TPH 1)
•	Kentucky (GR 10)	•	North Dakota (GR 7, TPH 1)	•	Wyoming (GR 5)
•	Louisiana (GR 27, TPH 3)

Canada
•	Alberta (GR 20, TPH 2)
•	British Columbia (GR 16, TPH 1)
•	Manitoba (GR 4)
•	New Brunswick (GR 7)
•	Newfoundland (GR 6)
•	Nova Scotia (GR 4)
•	Ontario (GR 29, TPH 3)
•	Prince Edward Island (GR 1)
•	Quebec (GR 8, TPH 1)
•	Saskatchewan (GR 10)

Our branch locations generally include facilities for displaying equipment and, depending on the location, may include separate areas for equipment service, storage and displaying contractor supplies. We own 107 of our branch locations and lease the other branch locations. We also lease or own other premises used for purposes such as district and regional offices and service centers.
We have a fleet of approximately 7,600 vehicles. These vehicles are used for delivery, maintenance, management and sales functions. Approximately 64 percent of this fleet is leased and the balance is owned.
Our corporate headquarters are currently located in Greenwich, Connecticut, where we occupy approximately 41,000 square feet under a lease that expires in 2013. We have entered into a sublease for approximately 47,000 square feet in an office building located in Stamford, Connecticut. We intend to relocate our corporate headquarters during 2013. Additionally, we maintain a facility in Shelton, Connecticut, where we occupy approximately 32,000 square feet under a lease that expires in 2016. Further, we maintain shared-service facilities in Tampa, Florida, where we occupy approximately 31,000 square feet under a lease that expires in 2015, and Charlotte, North Carolina, where we occupy approximately 40,000 square feet under a lease that expires in 2015.

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

	High	Low
2012:
First Quarter	$44.12	$27.88
Second Quarter	47.98	29.07
Third Quarter	38.87	26.88
Fourth Quarter	45.83	31.47
2011:
First Quarter	$33.63	$22.66
Second Quarter	34.78	22.13
Third Quarter	27.21	12.81
Fourth Quarter	30.73	15.14

As of January 1, 2013, there were approximately 90 holders of record of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”
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
 Purchases of Equity Securities by the Issuer
The following table provides information about acquisitions of Holdings’ common stock by Holdings during the fourth quarter of 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
October 1, 2012 to October 31, 2012	1,050	(1)	$36.32	—	—
November 1, 2012 to November 30, 2012	5,917	(1)	$42.19	—	—
December 1, 2012 to December 31, 2012	64,276	(1)	$39.61	58,700	—
Total	71,243		$39.77	58,700	$85,195,074

(1)
In October 2012, November 2012 and December 2012, 1,050, 5,917 and 5,576 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

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
The following selected financial data reflects the results of operations and balance sheet data as of and for the years ended December 31, 2008 to 2012. The data below should be read in conjunction with, and is qualified by reference to, our Management’s Discussion and Analysis and our consolidated financial statements and notes thereto contained elsewhere in this report. In December 2006, we entered into a definitive agreement to sell our traffic control business and, as a result, the operations of our traffic control business are reflected as a discontinued operation for all periods presented. The financial information presented may not be indicative of our future performance.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share data)
Income statement data:
Total revenues	$4,117	$2,611	$2,237	$2,358	$3,267
Total cost of revenues	2,530	1,713	1,579	1,748	2,149
Gross profit	1,587	898	658	610	1,118
Selling, general and administrative expenses	588	407	367	408	509
RSC merger related costs	111	19	—	—	—
Restructuring charge	99	19	34	31	20
Charge related to settlement of SEC inquiry	—	—	—	—	14
Goodwill impairment charge	—	—	—	—	1,147
Non-rental depreciation and amortization	198	57	60	57	58
Operating income (loss)	591	396	197	114	(630)
Interest expense, net	512	228	255	226	174
Interest expense-subordinated convertible debentures, net	4	7	8	(4)	9
Other income, net	(13)	(3)	(3)	(1)	—
Income (loss) from continuing operations before provision (benefit) for income taxes	88	164	(63)	(107)	(813)
Provision (benefit) for income taxes	13	63	(41)	(47)	(109)
Income (loss) from continuing operations	75	101	(22)	(60)	(704)
Loss from discontinued operation, net of taxes	—	—	(4)	(2)	—
Net income (loss)	75	101	(26)	(62)	(704)
Preferred stock redemption charge	—	—	—	—	(239)
Net income (loss) available to common stockholders	75	101	(26)	(62)	(943)
Basic earnings (loss) per share:
Income (loss) from continuing operations (inclusive of preferred stock redemption charge)	$0.91	$1.62	$(0.38)	$(0.98)	$(12.62)
Loss from discontinued operation	—	—	(0.06)	(0.04)	—
Net income (loss)	$0.91	$1.62	$(0.44)	$(1.02)	$(12.62)
Diluted earnings (loss) per share:
Income (loss) from continuing operations (inclusive of preferred stock redemption charge)	$0.79	$1.38	$(0.38)	$(0.98)	$(12.62)
Loss from discontinued operation	—	—	(0.06)	(0.04)	—
Net income (loss)	$0.79	$1.38	$(0.44)	$(1.02)	$(12.62)

	December 31,
	2012	2011	2010	2009	2008
	(in millions)
Balance sheet data:
Total assets	$11,026	$4,143	$3,693	$3,859	$4,191
Total debt	7,309	2,987	2,805	2,951	3,199
Subordinated convertible debentures	55	55	124	124	146
Stockholders’ equity (deficit)	1,543	64	(20)	(19)	(29)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data and unless otherwise indicated)
Executive Overview
United Rentals is the largest equipment rental company in the world. Our customer service network consists of 836 rental locations in the United States and Canada as well as centralized call centers and online capabilities. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain compelling competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”), based on the initial consideration paid, of $7.2 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the 100 largest metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,300 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. In 2012, equipment rental revenues represented 84 percent of our total revenues.
For the past several years, we have focused on optimizing the profitability of our core rental business through revenue growth and margin expansion. To achieve this objective, we have developed a strategy focused on customer service differentiation, customer segmentation, rate management, fleet management and disciplined cost control. This strategy calls for a superior standard of service to customers, often provided through a single point of contact; an increasing proportion of revenues derived from larger accounts; a targeted presence in industrial and specialty markets; and the profitable deployment of our rental assets for optimal return on investment.
On April 30, 2012, we acquired 100 percent of the outstanding common shares and voting interest (“the acquisition”) of RSC Holdings Inc. (“RSC”). The results of RSC's operations have been included in our consolidated financial statements since that date. RSC, which had total revenues of $1.5 billion in 2011, was one of the largest equipment rental providers in North America, and as of December 31, 2011 had a network of 440 rental locations in 43 U.S. states and three Canadian provinces. The acquisition has created a leading North American equipment rental company with a more attractive business mix, greater scale and enhanced growth prospects, and we believe that the acquisition will provide us with financial benefits including reduced operating expenses and additional revenue opportunities going forward. Since the acquisition date, significant amounts of fleet have been moved between United Rentals locations and the acquired RSC locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of RSC since the acquisition date. The impact of the RSC acquisition on our equipment rentals revenue is primarily reflected in the 63.2 percent increase in the volume of OEC on rent in 2012. For additional information concerning the RSC acquisition, see note 3 to our consolidated financial statements.
In 2012, we adopted the American Rental Association criteria for rental rates, time utilization and OEC; comparisons to prior years are based on a recast of these metrics on the same basis.
Although uncertainty in the economic environment continued to present challenges for both our Company and the North American equipment rental industry in 2012, we succeeded in realizing a number of achievements related to our strategy. For the full year 2012, compared with 2011, these achievements included:

•
A 6.9 percent increase in rental rates on a pro forma basis (that is, assuming United Rentals and RSC were combined for full year 2012 and 2011). Rental rate changes for 2012 are only available on a pro forma basis;

•	A 63.2 percent increase in the volume of OEC on rent, which significantly benefited from the impact of the RSC acquisition;

•	Achieved strong time utilization on a significantly larger fleet. Time utilization was 67.5 percent and 67.2 percent for the years ended December 31, 2012 and 2011, respectively;

•
A significant increase in the proportion of equipment rental revenues derived from National Account customers, from 35 percent in 2011 to 42 percent in 2012. 2012 is only available on a pro forma basis. National Accounts are generally defined as customers with potential annual equipment rental spend of at least $500,000 or customers doing business in multiple locations;

•
Continued improvement in customer service management, including a significant increase in the proportion of equipment rental revenues derived from accounts that are managed by a single point of contact ("key accounts") from 55 percent in 2011 to 60 percent in 2012. 2012 is only available on a pro forma basis. Establishing a single point of contact for our key accounts helps us to provide customer service management that is more consistent and satisfactory;

•	The continued optimization of our network of rental locations, including an increase in 2012 of 15, or 16 percent, in the number of rental locations in our trench safety, power and HVAC segment; and

•	A 1.3 percentage point improvement in selling, general and administrative expenses as a percentage of revenue.
In 2013, we will continue to focus on optimizing our core business through diligent management of the rental process, enhanced customer service capabilities, and sustained cost efficiencies. In particular, we will focus on:

•	Enhancing our value proposition by improving customer service levels;

•
Further increasing the proportion of our revenues derived from National Accounts and other large customers. To the extent that we are successful, we believe that we can improve our equipment rental gross margin and overall profitability over time, as large accounts tend to rent more equipment for longer periods and can be serviced more cost effectively than short-term transactional customers;

•
Accelerating our pursuit of opportunities in the industrial marketplace, where we believe that our depth of resources, industrial expertise and branch footprint give us a competitive advantage. Additionally, industrial equipment demand is subject to different cyclical pressures than construction demand, making our aggregate end markets less volatile;

•	Further capitalizing on the demand for the higher-margin power and climate control equipment offered by our trench safety, power and HVAC segment;

•	Leveraging technology and training to optimize the transportation of our rental equipment to and from customer jobsites; and

•	Maximizing equipment utilization by reducing the average number of equipment units unavailable for rent and the average time a unit is unavailable for rent.
In 2013, based on our analysis of leading industry forecasts and broader economic indicators, we expect most of our end markets to continue to recover. Specifically, in 2013, we expect that the U.S. equipment rental industry will achieve year-over-year revenue growth in the mid to high single digits.
Financial Overview
Despite the challenges posed by recent economic and credit market conditions, and as discussed elsewhere in this report, we succeeded in taking a number of positive actions in 2012 and 2011 related to our capital structure, and have significantly improved our financial flexibility and liquidity. These actions, which are discussed in note 12 to our consolidated financial statements, include:

•
In March 2012, in connection with the RSC acquisition, we issued $750 aggregate principal amount of 5 3/4 percent Senior Secured Notes due 2018, $750 aggregate principal amount of 7 3/8 percent Senior Notes due 2020 and $1,325 aggregate principal amount of 7 5/8 percent Senior Notes due 2022.

•	In March 2012, we increased the size of the ABL facility from $1.8 billion to $1.9 billion.

•
In September 2012, we amended our accounts receivable securitization facility. The amended facility expires on September 23, 2013, includes an increase in the facility size from $300 to $475, and may be extended on a 364-day basis by mutual agreement of the Company and the purchasers under the facility.

•	In October 2012, we issued $400 aggregate principal amount of 6 1/8 percent Senior Notes due 2023.

•	In October 2012, we redeemed our 10 7/8 percent Senior Notes.

•	In December 2012, all of our outstanding 1 7/8 percent Convertible Senior Subordinated Notes were converted.
These actions have improved our financial flexibility and liquidity and positioned us to invest the necessary capital in our business to take advantage of opportunities in the economic recovery. As of December 31, 2012, we had available liquidity of $782, including cash of $106.
Income (loss) from continuing operations. Income (loss) from continuing operations and diluted earnings (loss) per share from continuing operations for each of the three years in the period ended December 31, 2012 were as follows:

	Year Ended December 31,
	2012	2011	2010
Income (loss) from continuing operations	$75	$101	$(22)
Diluted earnings (loss) per share from continuing operations	$0.79	$1.38	$(0.38)

Income (loss) from continuing operations and diluted earnings (loss) per share from continuing operations for each of the three years in the period ended December 31, 2012 include the impacts of the following special items (amounts presented on an after-tax basis):

	Year Ended December 31,
	2012		2011		2010
	Contribution to income from continuing operations (after-tax)	Impact on diluted earnings per share from continuing operations	Contribution to income from continuing operations (after-tax)	Impact on diluted earnings per share from continuing operations	Contribution to loss from continuing operations (after-tax)	Impact on diluted loss per share from continuing operations
RSC merger related costs (1)	$(68)	$(0.72)	$(18)	$(0.25)	$—	$—
RSC merger related intangible asset amortization (2)	(70)	(0.74)	—	—	—	—
Impact on depreciation related to acquired RSC fleet and property and equipment (3)	3	0.03	—	—	—	—
Impact of the fair value mark-up of acquired RSC fleet and inventory (4)	(22)	(0.24)	—	—	—	—
Pre-close RSC merger related interest expense (5)	(18)	(0.19)	—	—	—	—
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (6)	3	0.03	—	—	—	—
Restructuring charge (7)	(61)	(0.64)	(12)	(0.16)	(21)	(0.34)
Asset impairment charge (8)	(9)	(0.10)	(3)	(0.04)	(6)	(0.09)
Loss on extinguishment of debt securities, including subordinated convertible debentures, and ABL amendment (9)	(44)	(0.45)	(3)	(0.04)	(17)	(0.28)
Gain on sale of software subsidiary (10)	5	0.05	—	—	—	—

(1)	This reflects transaction costs associated with the RSC acquisition discussed in note 3 to our consolidated financial statements.

(2)	This reflects the amortization of the intangible assets acquired in the RSC acquisition.

(3)
This reflects the impact of extending the useful lives of equipment acquired in the RSC acquisition, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.

(4)
This reflects additional costs recorded in cost of rental equipment sales, cost of equipment rentals, excluding depreciation, and cost of contractor supplies sales associated with the fair value mark-up of rental equipment and inventory acquired in the RSC acquisition. The costs relate to equipment and inventory acquired in the RSC acquisition and subsequently sold.

(5)
As discussed in note 12 to our consolidated financial statements, in March 2012, we issued $2,825 of debt in connection with the RSC acquisition. The pre-close RSC merger related interest expense reflects the interest expense recorded on this debt prior to the acquisition date.

(6)
This reflects a reduction of interest expense associated with the fair value mark-up of debt acquired in the RSC acquisition. See note 12 to our consolidated financial statements for additional detail on the acquired debt.

(7)	As discussed in note 5 to our consolidated financial statements, this reflects severance costs and branch closure charges associated with the RSC acquisition and our closed restructuring program.

(8)
As discussed in note 5 to our consolidated financial statements, this charge primarily reflects write-offs of leasehold improvements and other fixed assets in connection with the RSC acquisition and our closed restructuring program.

(9)
This reflects losses on the extinguishment of certain debt securities, including subordinated convertible debentures, and write-offs of debt issuance costs associated with the October 2011 amendment of our ABL facility.

(10)	This reflects a gain recognized upon the sale of a former subsidiary that developed and marketed software.

In addition to the matters discussed above, our 2012 performance reflects increased gross profit from equipment rentals and sales of rental equipment. As discussed below (see “Results of Operations- Income taxes”), our results for 2012 reflect a tax provision of $13, which equates to an effective tax rate of 14.8 percent, and our results for 2010 include a tax benefit of $41, which equates to an effective tax rate of 65.1 percent.
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
The table below provides a reconciliation between net income (loss) and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$75	$101	$(26)
Loss from discontinued operation, net of taxes	—	—	4
Provision (benefit) for income taxes	13	63	(41)
Interest expense, net	512	228	255
Interest expense—subordinated convertible debentures, net	4	7	8
Depreciation of rental equipment	699	423	389
Non-rental depreciation and amortization	198	57	60
EBITDA	1,501	879	649
RSC merger related costs (1)	111	19	—
Restructuring charge (2)	99	19	34
Stock compensation expense, net (3)	32	12	8
Impact of the fair value mark-up of acquired RSC fleet and inventory (4)	37	—	—
Gain on sale of software subsidiary (5)	(8)	—	—
Adjusted EBITDA	$1,772	$929	$691

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$721	$612	$452
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Loss from discontinued operation, net of taxes	—	—	4
Amortization of deferred financing costs and original issue discounts	(23)	(22)	(23)
Gain on sales of rental equipment	125	66	41
Gain (loss) on sales of non-rental equipment	2	2	—
Gain on sale of software subsidiary (5)	8	—	—
RSC merger related costs (1)	(111)	(19)	—
Restructuring charge (2)	(99)	(19)	(34)
Stock compensation expense, net (3)	(32)	(12)	(8)
Loss on extinguishment of debt securities and ABL amendment (6)	(72)	(3)	(28)
Loss on retirement of subordinated convertible debentures	—	(2)	—
Changes in assets and liabilities	571	49	65
Cash paid for interest, including subordinated convertible debentures	371	203	229
Cash paid (received) for income taxes, net	40	24	(49)
EBITDA	1,501	879	649
Add back:
RSC merger related costs (1)	111	19	—
Restructuring charge (2)	99	19	34
Stock compensation expense, net (3)	32	12	8
Impact of the fair value mark-up of acquired RSC fleet and inventory (4)	37	—	—
Gain on sale of software subsidiary (5)	(8)	—	—
Adjusted EBITDA	$1,772	$929	$691
_________________

(1)	This reflects transaction costs associated with the RSC acquisition discussed above.

(2)	As discussed below (see “Restructuring charge”), this reflects severance costs and branch closure charges associated with the RSC acquisition and our closed restructuring program.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)
This reflects additional costs recorded in cost of rental equipment sales, cost of equipment rentals, excluding depreciation, and cost of contractor supplies sales associated with the fair value mark-up of rental equipment and inventory acquired in the RSC acquisition. The costs relate to equipment and inventory acquired in the RSC acquisition and subsequently sold.

(5)	This reflects a gain recognized upon the sale of a former subsidiary that developed and marketed software.

(6)	This reflects losses on the extinguishment of certain debt securities and write-offs of debt issuance costs associated with the October 2011 amendment of our ABL facility.
For the year ended December 31, 2012, EBITDA increased $622, or 70.8 percent, and adjusted EBITDA increased $843, or 90.7 percent. The EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, partially offset by the impact of the RSC merger related costs and restructuring charge and increased selling, general and administrative expense, and the adjusted EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, partially offset by increased selling, general and administrative expense. For the year ended December 31, 2012, EBITDA margin increased 2.8 percentage points to 36.5 percent, and adjusted EBITDA margin increased 7.4 percentage points to 43.0 percent. The increase in EBITDA margin primarily reflects increased margins from equipment rentals and improved selling, general and administrative leverage, partially offset by the impact of the RSC merger related costs and restructuring charge. The increase in adjusted EBITDA margin primarily reflects increased margins from equipment rentals and improved selling, general and administrative leverage. EBITDA and adjusted EBITDA for 2012 also include the impact of $104 of cost savings from operating efficiencies and synergies achieved subsequent to the RSC acquisition. We expect to achieve approximately $200 of additional cost savings related to the acquisition in 2013.

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
Revenues. Revenues for each of the three years in the period ended December 31, 2012 were as follows:

	Year Ended December 31,			Percent Change
	2012	2011	2010	2012	2011
Equipment rentals	$3,455	$2,151	$1,834	60.6	17.3
Sales of rental equipment	399	208	144	91.8	44.4
Sales of new equipment	93	84	78	10.7	7.7
Contractor supplies sales	87	85	95	2.4	(10.5)
Service and other revenues	83	83	86	—	(3.5)
Total revenues	$4,117	$2,611	$2,237	57.7	16.7

Equipment rentals include our revenues from renting equipment, as well as related revenues such as the fees we charge for equipment delivery, fuel, repair or maintenance of rental equipment and damage waivers. Sales of rental equipment represent our revenues from the sale of used rental equipment. Sales of new equipment represent our revenues from the sale of new equipment. Contractor supplies sales represent our sales of supplies utilized by contractors, which include construction consumables, tools, small equipment and safety supplies. Services and other revenues primarily represent our revenues earned from providing repair and maintenance services (including parts sales).
2012 total revenues of $4.1 billion increased 57.7 percent compared with total revenues of $2.6 billion in 2011. The increase reflects a 60.6 percent increase in equipment rentals, which was primarily due to a 63.2 percent increase in the volume of OEC on rent, and a 6.9 percent rental rate increase on a pro forma basis, partially offset by changes in rental mix. There are two components of rental mix that impact equipment rentals: 1) the type of equipment rented and 2) the duration of the rental contract (daily, weekly and monthly). In 2012, we increased the proportion of equipment rentals generated from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. We believe that the rate and volume improvements for 2012 reflect, in addition to the impact of the RSC acquisition, a modest improvement in our operating environment and a shift from customer ownership to the rental of construction equipment. As discussed above, we acquired RSC on April 30, 2012, and the results of RSC's operations have been included in our consolidated financial statements since that date. The impact of the RSC acquisition on equipment rentals is primarily reflected in the increase in the volume of OEC on rent. Rental rate changes are calculated based on the year over year variance in average contract rates, weighted by the prior period revenue mix. Additionally, sales of rental equipment increased 91.8 percent, primarily reflecting increased volume and improved pricing in a stronger retail market and the impact of the RSC acquisition.
2011 total revenues of $2.6 billion increased 16.7 percent compared with total revenues of $2.2 billion in 2010. The increase primarily reflects a 17.3 percent increase in equipment rentals, which was primarily due to a 14.5 percent increase in the volume of OEC on rent and a 5.3 percent rental rate increase, and a 44.4 percent increase in sales of rental equipment, which was primarily due to increased volume, improved pricing and changes in the mix of equipment sold.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with GAAP. A summary of our significant accounting policies is contained in note 2 to our consolidated financial statements. In applying many accounting principles, we make assumptions, estimates and/or judgments. These assumptions, estimates and/or judgments are often subjective and may change based on changing circumstances or changes in our analysis. Material changes in these assumptions, estimates and/or judgments have the potential to materially alter our results of operations. We have identified below our accounting policies that we believe could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. Although actual results may differ from those estimates, we believe the estimates are reasonable and appropriate.
Revenue Recognition. We recognize equipment rental revenue on a straight-line basis. Our rental contract periods are hourly, daily, weekly or monthly. By way of example, if a customer were to rent a piece of equipment and the daily, weekly and monthly rental rates for that particular piece were (in actual dollars) $100, $300 and $900, respectively, we would recognize revenue of $32.14 per day. The daily rate for recognition purposes is calculated by dividing the monthly rate of $900 by the monthly term of 28 days. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date. In any given accounting period, we will have customers return equipment and be contractually required to pay us more than the cumulative amount of revenue recognized to date. For instance, continuing the above example, if the above customer rented a piece of equipment on December 29 and returned it at the close of business on January 1, we would recognize incremental revenue on January 1 of $171.44 (in actual dollars, representing the difference between the amount the customer is contractually required to pay and the cumulative amount recognized to date on a straight-line basis). We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $26 and $16 as of December 31, 2012 and 2011, respectively. Revenues from the sale of rental equipment and new equipment are recognized at the time of delivery to, or pick-up by, the customer and when collectibility is reasonably assured. Sales of contractor supplies are also recognized at the time of delivery to, or pick-up by, the customer. Service revenue is recognized as the services are performed.
Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds.
Useful Lives and Salvage Values of Rental Equipment and Property and Equipment. We depreciate rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value which ranges from zero percent to 10 percent of cost. Rental equipment is depreciated whether or not it is out on rent. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the equipment. The costs incurred under these refurbishment programs were $24, $10 and $12 for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in purchases of rental equipment in our consolidated statements of cash flows.
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
To the extent that the useful lives of all of our rental equipment were to increase or decrease by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $89 or $119, respectively. Similarly, to the extent the estimated salvage values of all of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $9. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset. To the extent that the useful lives of all of our depreciable property and equipment were to increase or decrease by one year, we estimate that our annual non-rental depreciation expense would decrease or increase by approximately $13 or $20, respectively.
Purchase Price Allocation. We have made a number of acquisitions in the past (including the acquisition of RSC in 2012) and may continue to make acquisitions in the future. We allocate the cost of the acquired entity to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Long lived assets (principally rental equipment) and goodwill generally represent the largest components of our acquisitions. In addition to goodwill, the intangible assets that we have acquired are non-compete agreements, customer relationships and trade names and associated trademarks. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows.
When we make an acquisition, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the book values on the acquired entities' balance sheets.
Evaluation of Goodwill Impairment. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; determination of the fair value of each reporting unit; and an assumption as to the form of the transaction in which the reporting unit would be acquired by a market participant (either a taxable or nontaxable transaction).
We estimate the fair value of our reporting units (which are our regions) using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market price data of shares of our Company and other corporations engaged in similar businesses as well as acquisition multiples paid in recent transactions within our industry (including our own acquisitions). We believe this approach, which utilizes multiple valuation techniques, yields the most appropriate evidence of fair value. We review goodwill for impairment utilizing a two-step process. The first step of the impairment test requires a comparison of the fair value of each of our reporting units' net assets to the respective carrying value of net assets. If the carrying value of a reporting unit's net assets is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit's net assets is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed. In the second step, the impairment is calculated by comparing the implied fair value of the reporting unit's goodwill (as if purchase accounting were performed on the testing date) with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.
Inherent in our preparation of cash flow projections are assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, cost of capital and tax rates. We also make certain forecasts about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Changes in assumptions or estimates could materially affect the estimate of the fair value of a reporting unit, and therefore could affect the likelihood and amount of potential impairment. The following assumptions are significant to our income approach:
Business Projections-We make assumptions about the level of equipment rental activity in the marketplace and cost levels. These assumptions drive our planning assumptions for pricing and utilization and also represent key inputs for developing our cash flow projections. These projections are developed using our internal business plans over a ten-year planning period that are updated at least annually;
Long-term Growth Rates-Beyond the planning period, we also utilize an assumed long-term growth rate representing the expected rate at which a reporting unit's earnings stream is projected to grow. These rates are used to calculate the terminal value of our reporting units, and are added to the cash flows projected during our ten-year planning period; and
Discount Rates-Our combined future cash flows are then discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be expected by market participants. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

The market approach is one of the other methods used for estimating the fair value of our reporting units. This approach takes two forms: The first is based on the market value (market capitalization plus interest-bearing liabilities) and operating metrics (e.g., revenue and EBITDA) of companies engaged in the same or similar line of business. The second form is based on multiples paid in recent acquisitions of companies within our industry, including our own acquisitions.

In September 2011, the Financial Accounting Standards Board ("FASB") issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We early adopted this guidance and, in connection with our annual goodwill impairment test that was conducted as of October 1, 2011, we concluded that it was more likely than not that the fair values of our reporting units were greater than their carrying amounts. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, general economic conditions, our outlook for construction activity, our recent and forecasted financial performance and the price of the Company's common stock. In connection with our goodwill impairment test that was conducted as of October 1, 2012, we bypassed the qualitative assessment for each of our reporting units and proceeded directly to the first step of the goodwill impairment test.
As of October 1, 2012 (our annual goodwill impairment testing date), we had $3.0 billion of goodwill on our balance sheet, of which $2.7 billion arose from the RSC acquisition. Our goodwill impairment testing as of this date indicated that all of our reporting units had estimated fair values which exceeded their respective carrying values by at least 15 percent. In connection with this impairment testing, we generally utilized a discount rate of 9.0 percent and a long-term terminal growth rate of 3.0 percent beyond our planning period. We also performed sensitivity analyses related to the discount rate and long-term growth rate. Specifically, we stress tested our results under the following three scenarios: (i) increasing the discount rate by 100 basis points; (ii) reducing the long-term growth rate to 2.0 percent; and (iii) increasing the discount rate by 100 basis points and reducing the long-term growth rate to 2.0 percent. In each of these three scenarios, the fair values still exceeded the carrying values for each reporting unit.
Impairment of Long-lived Assets (Excluding Goodwill). We review the recoverability of our long-lived assets, including rental equipment and property and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges). If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. During the years ended December 31, 2012, 2011 and 2010, we recognized asset impairment charges of $15, $4 and $9, respectively, in our general rentals segment. The impairment charges primarily represent write-offs of leasehold improvements and other fixed assets which were recognized in connection with the restructuring activity discussed below, and are primarily reflected in non-rental depreciation and amortization in the accompanying consolidated statements of income. As of December 31, 2012 and 2011, there were no held-for-sale assets in our consolidated balance sheets.
In addition to the impairment reviews we conduct in connection with branch consolidations and other changes in the business, each quarter we conduct a review of rental assets with utilization below a specified threshold. We select these assets, which represented approximately four percent of our total rental assets at December 31, 2012, as we believe they are at the greatest risk of potential impairment. As part of this impairment review, we estimate future rental revenues based on current and expected utilization levels, the age of these assets and their remaining useful lives. Additionally, we estimate when the asset is expected to be removed or retired from our rental fleet as well as the expected proceeds to be realized upon disposition. Based on our most recently completed December 31, 2012 quarterly review, there was no impairment associated with these assets.
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
Reserves for Claims. We are exposed to various claims relating to our business, including those for which we retain portions of the losses through the application of deductibles and self-insured retentions, which we sometimes refer to as “self-insurance.” These claims include (i) workers' compensation claims and (ii) claims by third parties for injury or property damage involving our equipment or personnel. These types of claims may take a substantial amount of time to resolve and, accordingly, the ultimate liability associated with a particular claim may not be known for an extended period of time. Our methodology for developing self-insurance reserves is based on management estimates, which incorporate periodic actuarial valuations. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claims history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. As discussed below, during the fourth quarters of 2012, 2011 and 2010, we recognized a benefit of $6, a benefit of $8 and a charge of $24, respectively, related to our provision for self-insurance reserves.

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

Results of Operations
As discussed in note 4 to our consolidated financial statements, our reportable segments are general rentals and trench safety, power and HVAC. The general rentals segment includes the rental of construction, aerial and industrial equipment, general tools and light equipment, and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities and homeowners. The general rentals segment operates throughout the United States and Canada. The trench safety, power and HVAC segment includes the rental of specialty construction products and related services. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada.
As discussed in note 4 to our consolidated financial statements, we aggregate our 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Northwest, South, Southeast and Southwest—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended December 31, 2012, certain of our regions had equipment rentals gross margins that varied by between 10 percent and 23 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the year ended December 31, 2012, the aggregate general rentals' equipment rentals gross margin increased 6.0 percentage points to 38.9 percent, primarily reflecting increased rental rates, a 0.3 percentage point increase in time utilization on a significantly larger fleet, and cost improvements. As compared to the equipment rentals revenue increase of 63.2 percent, (i) aggregate repairs and maintenance and delivery costs increased 45.4 percent due primarily to higher rental volume, (ii) compensation costs increased 44.1 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition and (iii) building and property costs increased 32.3 percent due primarily to the impact of the RSC acquisition. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization.
For the five year period ended December 31, 2012, the general rentals' region with the lowest equipment rentals gross margin was the Southeast. The Southeast region's equipment rentals gross margin of 26.8 percent for the five year period ended December 31, 2012 was 23 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Southeast region's equipment rentals gross margin was less than the other general rentals' regions during this period as it experienced more significant declines in its end markets than the other regions, which led to more competitive pricing pressure and lower fleet investment. For the year ended December 31, 2012, the Southeast region's equipment rentals gross margin increased 7.4 percentage points to 34.4 percent, primarily reflecting a 5.9 percent rental rate increase on a pro forma basis and cost improvements, partially offset by a 0.5 percentage point decrease in time utilization. As compared to equipment rentals revenue, which increased 54.0 percent, (i) aggregate repairs and maintenance and delivery costs increased 30.9 percent due primarily to higher rental volume, (ii) compensation costs increased 41.2 percent and (iii) building and property costs increased 23.4 percent.
For the five year period ended December 31, 2012, the general rentals' region with the highest equipment rentals gross margin was the South. The South region's equipment rentals gross margin of 38.0 percent for the five year period ended December 31, 2012 was 11 percent more than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The South region's equipment rentals gross margin was more than the other general rentals' regions during this period as its end markets grew faster than the other regions, which resulted in stronger pricing. For the year ended December 31, 2012, the South region's equipment rentals gross margin increased 10.4 percentage points to 46.0 percent, primarily reflecting a 9.4 percent rental rate increase on a pro forma basis and cost improvements, partially offset by a 1.6 percentage point decrease in time utilization. As compared to equipment rentals revenue, which increased 133.3 percent, including the impact of the RSC acquisition, (i) aggregate repairs and maintenance and delivery costs increased 82.0 percent due primarily to higher rental volume, (ii) compensation costs increased 93.1 percent and (iii) building and property costs increased 38.3 percent.

Although the margins for certain of our general rentals' regions exceeded a 10 percent variance level for the five year period ended December 31, 2012, we expect convergence going forward given the cyclical nature of the construction industry, which impacts each region differently, and our continued focus on cost cutting, improved processes and fleet sharing. Additionally, the margins for the five year period ended December 31, 2012 include the significant impact of the economic downturn in 2009 that impacted all our regions. For the year ended December 31, 2012, the largest variance from the aggregated general rentals' regions margin was 16 percent as compared to 23 percent for the five year period ended December 31, 2012. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.
These segments align our external segment reporting with how management evaluates business performance and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.
Revenues by segment were as follows:

	General rentals	Trench safety, power and HVAC	Total
Year Ended December 31, 2012
Equipment rentals	$3,188	$267	$3,455
Sales of rental equipment	387	12	399
Sales of new equipment	86	7	93
Contractor supplies sales	80	7	87
Service and other revenues	79	4	83
Total revenue	$3,820	$297	$4,117
Year Ended December 31, 2011
Equipment rentals	$1,953	$198	$2,151
Sales of rental equipment	201	7	208
Sales of new equipment	77	7	84
Contractor supplies sales	79	6	85
Service and other revenues	79	4	83
Total revenue	$2,389	$222	$2,611
Year ended December 31, 2010
Equipment rentals	$1,693	$141	$1,834
Sales of rental equipment	134	10	144
Sales of new equipment	72	6	78
Contractor supplies sales	89	6	95
Service and other revenues	83	3	86
Total revenue	$2,071	$166	$2,237

Equipment rentals. 2012 equipment rentals of $3.5 billion increased $1.3 billion, or 60.6 percent, as compared to 2011, primarily reflecting a 63.2 percent increase in the volume of OEC on rent and a 6.9 percent rental rate increase on a pro forma basis, partially offset by changes in rental mix. In 2012, we increased the proportion of equipment rentals generated from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. We believe that the rate and volume improvements for 2012 reflect, in addition to the impact of the RSC acquisition, a modest improvement in our operating environment and a shift from customer ownership to the rental of construction equipment. As discussed above, we acquired RSC on April 30, 2012, and the results of RSC's operations have been included in our consolidated financial statements since that date. The impact of the RSC acquisition on equipment rentals is primarily reflected in the increase in the volume of OEC on rent. Equipment rentals represented 84 percent of total revenues in 2012. On a segment basis, equipment rentals represented 83 percent and 90 percent of total revenues for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $1,235, or 63.2 percent, primarily reflecting a 63.6 percent increase in the volume of OEC on rent and increased rental rates, partially offset by an increase in the proportion of equipment rentals generated from monthly rental contracts.

Trench safety, power and HVAC equipment rentals increased $69, or 34.8 percent, primarily reflecting an increase in the volume of OEC on rent. Trench safety, power and HVAC average OEC for 2012 increased 47 percent as compared to 2011. The trench safety, power and HVAC equipment rentals growth was less than the increase in average OEC primarily due to OEC mix, as a significant portion of the OEC growth was in product lines that generate less revenue per OEC dollar, such as power and HVAC equipment.

2011 equipment rentals of $2.2 billion increased $317, or 17.3 percent, as compared to 2010, primarily reflecting a 14.5 percent increase in the volume of OEC on rent and a 5.3 percent rental rate increase. Equipment rentals represented 82 percent of total revenues in 2011. On a segment basis, equipment rentals represented 82 percent and 89 percent of total revenues for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $260, or 15.4 percent, primarily reflecting an increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC equipment rentals increased $57, or 40.4 percent, primarily reflecting an increase in the volume of OEC on rent. Trench safety, power and HVAC average OEC for 2011 increased 47 percent as compared to 2010. The increases in equipment rentals and average OEC reflect our strategic focus on the higher margin power and temperature control equipment rented by the trench safety, power and HVAC segment.
Sales of rental equipment. For the three years in the period ended December 31, 2012, sales of rental equipment represented approximately 8 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2012 sales of rental equipment of $399 increased $191, or 91.8 percent, from 2011 primarily reflecting increased volume and improved pricing in a stronger retail market and the impact of the RSC acquisition. 2011 sales of rental equipment of $208 increased $64, or 44.4 percent, from 2010 primarily reflecting increased volume, improved pricing and changes in the mix of equipment sold.
Sales of new equipment. For the three years in the period ended December 31, 2012, sales of new equipment represented approximately 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2012 sales of new equipment of $93 increased $9, or 10.7 percent, from 2011 primarily reflecting changes in the mix of equipment sold and improved pricing. 2011 sales of new equipment of $84 increased $6, or 7.7 percent, from 2010 primarily reflecting changes in the mix of equipment sold and improved pricing.
Sales of contractor supplies. For the three years in the period ended December 31, 2012, sales of contractor supplies represented approximately 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2012 sales of contractor supplies of $87 increased $2, or 2.4 percent, from 2011. 2011 sales of contractor supplies of $85 decreased $10, or 10.5 percent, from 2010 reflecting a reduction in the volume of supplies sold, partially offset by improved pricing and product mix.
Service and other revenues. For the three years in the period ended December 31, 2012, service and other revenues represented approximately 3 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. 2012 service and other revenues of $83 were flat with 2011. 2011 service and other revenues of $83 decreased $3, or 3.5 percent, from 2010.
Fourth Quarter 2012 Items. In the fourth quarter of 2012, we recognized $13 of charges related to the RSC merger. Additionally, during the quarter, we recognized restructuring charges of $6, primarily reflecting branch closure charges associated with the RSC merger. During the quarter, we also recognized asset impairment charges of $2 which are primarily reflected in non-rental depreciation and amortization and principally relate to write-offs of leasehold improvements and other fixed assets. During the fourth quarter of 2012, we redeemed our 10 7/8 percent Senior Notes and all of our outstanding 1 7/8 percent Convertible Senior Subordinated Notes were converted. Upon redemption/conversion, we recognized a loss of $72 in interest expense, net. The loss represents the difference between the net carrying amount and the total purchase/conversion price of these securities. During the quarter, we also recognized a benefit of $6 in cost of equipment rentals, excluding depreciation related to our provision for self-insurance reserves.
 Fourth Quarter 2011 Items. In the fourth quarter of 2011, we recognized $19 of acquisition-related costs associated with the RSC acquisition. Additionally, during the quarter, we closed 18 branches and recognized restructuring charges of $14. During the quarter, we also recognized a benefit of $8 in cost of equipment rentals, excluding depreciation related to our provision for self-insurance reserves. During the quarter, we also recognized asset impairment charges of $3 which are primarily reflected in non-rental depreciation and amortization and principally relate to write-offs of leasehold improvements and other fixed assets in connection with our closed restructuring program. In the quarter, we also purchased an aggregate of $32 of Quarterly Income Preferred Securities (“QUIPS”) for $32. In connection with this transaction, we retired $32 principal amount of our subordinated convertible debentures and recognized a loss of $1 in interest expense-subordinated convertible debentures, net, reflecting the write-off of capitalized debt issuance costs. Interest expense, net for the fourth quarter of 2011 also includes a loss of $3 reflecting write-offs of debt issuance costs associated with the amendment of our ABL facility discussed below.
Fourth Quarter 2010 Items. In the fourth quarter of 2010, we repurchased and retired an aggregate of $814 principal amount of our outstanding 7 3/4 percent Senior Subordinated Notes due 2013, 7 percent Senior Subordinated Notes due 2014 and 1  7/8 percent Convertible Senior Subordinated Notes due 2023. Interest expense, net for the fourth quarter of 2010 includes a charge of $25, representing the difference between the net carrying amount of these securities and the total purchase price of $827. The $25 charge includes a $4 write-off of a previously terminated derivative transaction. During the quarter, we also recognized a charge of $24 related to our provision for self-insurance reserves, comprised of $18 recorded in cost of equipment rentals, excluding depreciation, and $6 recorded in discontinued operation. The charge reflected recent adverse experience in our portfolio of automobile and general liability claims, as well as workers' compensation claims. The discontinued operation component of the charge is reflected net of taxes in our consolidated statements of income. Additionally, during the quarter, we recognized restructuring charges of $15 related to the closure of 22 branches and reductions in headcount of approximately 100. During the quarter, we also recognized asset impairment charges of $6 which are primarily reflected in non-rental depreciation and amortization and principally relate to write-offs of leasehold improvements and other fixed assets in connection with the consolidation of our branch network discussed above. Additionally, the income tax provision (benefit) for the quarter includes a benefit of $7 related to a correction of a deferred tax asset recognized in prior periods.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin for each of the three years in the period ended December 31, 2012 were as follows:

	General rentals	Trench safety, power and HVAC	Total
2012
Equipment Rentals Gross Profit	$1,239	$125	$1,364
Equipment Rentals Gross Margin	38.9%	46.8%	39.5%
2011
Equipment Rentals Gross Profit	$643	$93	$736
Equipment Rentals Gross Margin	32.9%	47.0%	34.2%
2010
Equipment Rentals Gross Profit	$461	$60	$521
Equipment Rentals Gross Margin	27.2%	42.6%	28.4%

General rentals. For the three years in the period ended December 31, 2012, general rentals accounted for approximately 89 percent of our total equipment rentals gross profit. This contribution percentage is consistent with general rentals’ equipment rental revenue contribution over the same period. General rentals’ equipment rentals gross profit in 2012 increased $596 and equipment rentals gross margin increased 6.0 percentage points, primarily reflecting increased rental rates, a 0.3 percentage point increase in time utilization on a significantly larger fleet, and cost improvements. As compared to the equipment rentals revenue increase of 63.2 percent, (i) aggregate repairs and maintenance and delivery costs increased 45.4 percent due primarily to higher rental volume, (ii) compensation costs increased 44.1 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition and (iii) building and property costs increased 32.3 percent due primarily to the impact of the RSC acquisition. Time utilization was 68.1 percent and 67.8 percent for the years ended December 31, 2012 and 2011, respectively. General rentals’ equipment rentals gross profit in 2011 increased $182 and equipment rentals gross margin increased 5.7 percentage points, primarily reflecting increased rental rates, a 3.4 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 15.4 percent, (i) depreciation increased 7.0 percent, (ii) aggregate repairs and maintenance and delivery costs increased 9.1 percent due primarily to higher rental volume, (iii) compensation costs increased 8.3 percent due primarily to increased headcount associated with higher rental volume, (iv) insurance decreased 42.6 percent as 2011 included a benefit of $8 related to our provision for self-insurance reserves as compared to a self-insurance charge of $18 in 2010 and (v) building and property costs decreased 2.7 percent. Time utilization was 67.8 percent percent and 64.4 percent for the years ended December 31, 2011 and 2010, respectively.
Trench safety, power and HVAC. For the year ended December 31, 2012, equipment rentals gross profit increased by $32 and equipment rentals gross margin decreased by 0.2 percentage points from 2011. The increase in gross profit primarily reflects increased average OEC which contributed to higher revenue. Trench safety, power and HVAC average OEC for the year ended December 31, 2012 increased 47 percent as compared to 2011. The decrease in gross margin primarily reflects increased depreciation due to increased OEC, partially offset by a reduction in lower margin re-rent revenue (equipment we rent from other companies and then rent to customers). As compared to the equipment rentals revenue increase of 34.8 percent, depreciation increased 50.0 percent. For the year ended December 31, 2011, equipment rentals gross profit increased by $33 and equipment rentals gross margin increased by 4.4 percentage points from 2010. The increase in gross profit primarily reflects increased average OEC which contributed to higher revenue, and cost improvements. Trench safety, power and HVAC average OEC for the year ended December 31, 2011 increased 47 percent as compared to 2010. As compared to the equipment rentals revenue increase of 40.4 percent, (i) depreciation increased 50.0 percent, (ii) compensation costs increased 18.9 percent due primarily to increased headcount associated with higher rental volume, (iii) insurance decreased 12.0 percent due to improvements in our claims experience as we continued to focus on customer, driver and employee safety and (iv) building and property costs increased 9.4 percent due to an increase in the number of rental locations.
Gross Margin. Gross margins by revenue classification were as follows:

	Year Ended December 31,
	2012	2011	2010
Total gross margin	38.5%	34.4%	29.4%
Equipment rentals	39.5%	34.2%	28.4%
Sales of rental equipment	31.3%	31.7%	28.5%
Sales of new equipment	20.4%	20.2%	16.7%
Contractor supplies sales	28.7%	31.8%	30.5%
Service and other revenues	65.1%	62.7%	62.8%

2012 gross margin of 38.5 percent increased 4.1 percentage points as compared to 2011, primarily reflecting increased gross margins from equipment rentals. Equipment rentals gross margin increased 5.3 percentage points, primarily reflecting a 6.9 percent rental rate increase on a pro forma basis, a 0.3 percentage point increase in time utilization on a significantly larger fleet, and cost improvements. As compared to the equipment rentals revenue increase of 60.6 percent, (i) aggregate repairs and maintenance and delivery costs increased 44.8 percent due primarily to higher rental volume, (ii) compensation costs increased 43.2 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition and (iii) building and property costs increased 32.7 percent due primarily to the impact of the RSC acquisition. Time utilization was 67.5 percent and 67.2 percent for the years ended December 31, 2012 and 2011, respectively.
2011 gross margin of 34.4 percent increased 5.0 percentage points as compared to 2010, primarily reflecting increased gross margins from equipment rentals and sales of rental equipment. Equipment rentals gross margin increased 5.8 percentage points, primarily reflecting a 5.3 percent rental rate increase and a 3.2 percentage point increase in time utilization. As compared to the equipment rentals revenue increase of 17.3 percent, (i) depreciation increased 8.7 percent, (ii) aggregate repairs and maintenance and delivery costs increased 11.4 percent due primarily to higher rental volume, (iii) compensation costs increased 9.0 percent due primarily to increased headcount associated with higher rental volume, (iv) insurance decreased 40.0 percent as 2011 included a benefit of $8 related to our provision for self-insurance reserves as compared to a self-insurance charge of $18 in 2010 and (v) building and property costs decreased 1.6 percent. For the years ended December 31, 2011 and 2010, time utilization was 67.2 percent and 64.0 percent, respectively. The 3.2 percentage point increase in gross margins from sales of rental equipment primarily reflects improved pricing. Gross margins from sales of rental equipment may change in future periods if the mix of the channels (primarily retail and auction) that we use to sell rental equipment changes.
Selling, general and administrative (“SG&A”) expenses. SG&A expense information for each of the three years in the period ended December 31, 2012 was as follows:

	Year Ended December 31,
	2012	2011	2010
Total SG&A expense	$588	$407	$367
SG&A expense as a percentage of revenue	14.3%	15.6%	16.4%

SG&A expense primarily includes sales force compensation, information technology costs, third party professional fees, advertising and marketing expenses, management salaries, bad debt expense and clerical and administrative overhead.
2012 SG&A expense of $588 increased $181 as compared to 2011. The increase in SG&A primarily reflects increased compensation costs associated with higher revenues, improved profitability and increased headcount following the RSC acquisition. Additionally, our bad debt expense was higher due to a 70.9 percent increase in accounts receivable, including the acquired RSC accounts receivable, since December 31, 2011, and a deterioration in our accounts receivable aging. Additionally, travel and entertainment and office expenses have increased following the RSC acquisition. As a percentage of revenue, SG&A expense improved by 1.3 percentage points year over year.
2011 SG&A expense of $407 increased $40 as compared to 2010. The increase in SG&A primarily reflects increased commissions and bonuses associated with improved profitability. As a percentage of revenue, SG&A expense improved by 0.8 percentage points year over year.
RSC merger related costs. As discussed above, in the second quarter of 2012, we completed the RSC acquisition. The years ended December 31, 2012 and 2011 include acquisition-related costs of $111 and $19, respectively, primarily related to financial and legal advisory fees. The fees for the year ended December 31, 2012 include $31 of interim bridge financing costs.
Restructuring charge. For the years ended December 31, 2012, 2011 and 2010, the restructuring charges of $99, $19 and $34, respectively, reflect severance costs and branch closure charges associated with the RSC acquisition and our closed restructuring program. The branch closure charges primarily reflect continuing lease obligations at vacant facilities. We expect to incur an additional $5 to $10 of charges in connection with the current restructuring program, which is expected to be substantially complete by June 30, 2013. See note 5 to our consolidated financial statements for additional information.
Non-rental depreciation and amortization for each of the three years in the period ended December 31, 2012 was as follows:

	Year Ended December 31,
	2012	2011	2010
Non-rental depreciation and amortization	$198	$57	$60

Non-rental depreciation and amortization includes (i) the amortization of other intangible assets and (ii) depreciation expense associated with equipment that is not offered for rent (such as computers and office equipment) and amortization expense associated with leasehold improvements. Our other intangible assets consist of customer relationships, non-compete agreements and trade names and associated trademarks. Non-rental depreciation and amortization for the year ended December 31, 2012 increased primarily due to the 2012 acquisition of RSC discussed in note 3 to our consolidated financial statements.
Interest expense, net for each of the three years in the period ended December 31, 2012 was as follows:

	Year Ended December 31,
	2012	2011	2010
Interest expense, net	$512	$228	$255

Interest expense, net for the year ended December 31, 2012 increased by $284, or 125 percent. As discussed in note 12 to our consolidated financial statements, in March 2012, we issued $2,825 of debt ("the merger financing notes") in connection with the RSC acquisition. Upon completion of the RSC acquisition, we also assumed RSC's debt that remained after repayment of certain of RSC's debt. Interest expense, net for the year ended December 31, 2012 includes $29 of interest recorded on the merger financing notes prior to the closing of the merger. Additionally, during 2012, we redeemed our 10 7/8 percent Senior Notes and all of our outstanding 1 7/8 percent Convertible Senior Subordinated Notes were converted. Upon redemption/conversion, we recognized a loss of $72 in interest expense, net. The loss represents the difference between the net carrying amount and the total purchase/conversion price of these securities. In addition to these matters, interest expense, net for the year ended December 31, 2012 increased primarily due to increased average outstanding debt, including the debt issued and assumed in connection with the RSC acquisition, as compared to 2011. Interest expense, net for the year ended December 31, 2011 decreased by $27, or 11 percent. Interest expense, net for the year ended December 31, 2011 includes a loss of $3 primarily related to write-offs of debt issuance costs associated with the October 2011 amendment of our ABL facility. Interest expense, net for the year ended December 31, 2010 includes a loss of $28 related to repurchases or redemptions of $1,273 principal amount of our outstanding debt. Excluding the impact of these losses, interest expense, net decreased slightly as the impact of a slight increase in average outstanding debt was offset by the impact of lower interest rates.
Interest expense—subordinated convertible debentures, net for each of the three years in the period ended December 31, 2012 was as follows:

	Year Ended December 31,
	2012	2011	2010
Interest expense-subordinated convertible debentures, net	$4	$7	$8

As discussed further in note 13 to our consolidated financial statements, the subordinated convertible debentures included in our consolidated balance sheets reflect the obligation to our subsidiary trust that has issued QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the trust. As of December 31, 2012 and 2011, the aggregate amount of subordinated convertible debentures outstanding was $55. Interest expense- subordinated convertible debentures, net for 2011 includes a $2 loss recognized in connection with the simultaneous purchase of $69 of QUIPS and retirement of $69 principal amount of our subordinated convertible debentures.

Other income, net for each of the three years in the period ended December 31, 2012 was as follows:

	Year Ended December 31,
	2012	2011	2010
Other income, net	$(13)	$(3)	$(3)

The increase in other income, net for the year ended December 31, 2012 primarily reflects an $8 gain recognized upon the sale of a former subsidiary that developed and marketed software.
Income taxes. The following table summarizes our continuing operations provision (benefit) for income taxes and the related effective tax rates for each respective period:

	Year Ended December 31,
	2012	2011	2010
Income (loss) from continuing operations before provision (benefit) for income taxes	$88	$164	$(63)
Provision (benefit) for income taxes	13	63	(41)
Effective tax rate (1)	14.8%	38.4%	65.1%

_________________

(1)	A detailed reconciliation of the effective tax rates to the U.S. federal statutory income tax rate is included in note 14 to our consolidated financial statements.
The differences between the effective tax rates of 14.8 percent, 38.4 percent, and 65.1 percent for 2012, 2011, and 2010, respectively, and the U.S. federal statutory income tax rate of 35.0 percent relate primarily to the geographical mix of income between U.S. and foreign and state operations, and state taxes and certain nondeductible charges. The 2012 provision reflects a write-off of certain state deferred tax assets as a result of the RSC acquisition, a Canadian tax benefit due to settlements with the Canadian Revenue Authority and a U.S. tax transfer pricing benefit. The 2011 provision reflects the non-deductibility of certain costs associated with the proposed RSC acquisition. The 2010 income tax benefit includes a benefit of $7 related to a correction of a deferred tax asset recognized in prior periods. Our effective income tax rate will change based on discrete events (such as audit settlements) as well as other factors, including the geographical mix of income before taxes and the related tax rates in those jurisdictions.
Balance sheet. The increases in our balance sheet from December 31, 2011 to December 31, 2012 primarily reflect the impact of the RSC acquisition. See note 3 to our consolidated financial statements for a summary of the estimated fair values of the RSC assets acquired and liabilities assumed.

Liquidity and Capital Resources.
We manage our liquidity using internal cash management practices, which are subject to (i) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services, (ii) the terms and other requirements of the agreements to which we are a party and (iii) the statutes, regulations and practices of each of the local jurisdictions in which we operate.
During 2012, we took a number of actions related to our capital structure to improve our financial flexibility and liquidity. These actions, which are discussed in note 12 to our consolidated financial statements, include:

•
In March 2012, in connection with the RSC acquisition, we issued $750 aggregate principal amount of 5 3/4 percent Senior Secured Notes due 2018, $750 aggregate principal amount of 7 3/8 percent Senior Notes due 2020 and $1,325 aggregate principal amount of 7 5/8 percent Senior Notes due 2022.

•	In March 2012, the size of the ABL facility was increased from $1.8 billion to $1.9 billion.

•
In September 2012, we amended our accounts receivable securitization facility. The amended facility expires on September 23, 2013, includes an increase in the facility size from $300 to $475, and may be extended on a 364-day basis by mutual agreement of the Company and the purchasers under the facility.

•	In October 2012, we issued $400 aggregate principal amount of 6 1/8 percent Senior Notes due 2023.

•	In October 2012, we redeemed our 10 7/8 percent Senior Notes.

•	In December 2012, all of our outstanding 1 7/8 percent Convertible Senior Subordinated Notes were converted.
As previously announced, in connection with the RSC acquisition, our Board authorized a stock buyback of up to $200 of Holdings' common stock. As of January 21, 2013, we have repurchased $115 of Holdings' common stock and our intent is to complete the stock buyback within 18 months after the April 30, 2012 closing of the RSC acquisition.
Total debt at December 31, 2012 increased by $4,322, or 144.7 percent, as compared to December 31, 2011, primarily due to additional borrowings and debt assumed in connection with the RSC acquisition. Short-term debt at December 31, 2012 primarily reflects $453 of borrowings under our accounts receivable securitization facility and $137 of 4 percent Convertible Senior Notes. The 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt because they were redeemable at December 31, 2012.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under the ABL facility and accounts receivable securitization facility. As of December 31, 2012, we had (i) $654 of borrowing capacity, net of $62 of letters of credit, available under the ABL facility, (ii) $22 of borrowing capacity available under our accounts receivable securitization facility and (iii) cash and cash equivalents of $106. Cash equivalents at December 31, 2012 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.
As of December 31, 2012, $1,184 and $453 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. The interest rates applicable to the ABL facility and the accounts receivable securitization facility at December 31, 2012 were 2.3 percent and 0.9 percent, respectively. During the year ended December 31, 2012, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility, including both the former facilities and the amended facilities, were $1,138 and $315, respectively, and the weighted-average interest rates thereon were 2.3 percent and 0.9 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility, including both the former facilities and the amended facilities, during the year ended December 31, 2012 were $1,287 and $475, respectively. The maximum amounts outstanding under the ABL facility and the accounts receivable securitization facility exceeded the average amounts outstanding during the year primarily due to additional borrowings following the RSC acquisition.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of January 21, 2013 were as follows:

	Corporate Rating	Outlook
Moody’s	B2	Stable
Standard & Poor’s	B+	Stable

A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility. Our gross and net rental capital expenditures increased significantly in 2012 relative to 2011. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $873 and $566 in 2012 and 2011, respectively. We expect our gross and net rental capital expenditures to increase significantly in 2013 relative to 2012. We expect net rental capital expenditures of approximately $1.05 billion and gross rental purchases of approximately $1.5 billion in 2013.
Loan Covenants and Compliance. As of December 31, 2012, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
As discussed in note 12 to our consolidated financial statements, in October 2011, we amended our ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Subject to certain limited exceptions specified in the ABL facility, these covenants will only apply in the future if availability under the ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Since the October 2011 amendment of the facility and through December 31, 2012, availability under the facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
As of December 31, 2012, URNA had limited restricted payment capacity under the most restrictive restricted payment covenants in the indentures governing its outstanding indebtedness. Although this limited capacity restricts our ability to move operating cash flows to Holdings, because of certain intercompany arrangements, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations.
Sources and Uses of Cash. During 2012, we (i) generated cash from operating activities of $721, (ii) generated cash from the sale of rental and non-rental equipment of $430 and (iii) received cash from debt proceeds, net of payments, of $1,643, including $2,825 of proceeds from debt issuances associated with the RSC acquisition, a portion of which was used to repay certain of RSC's senior debt. We used cash during this period principally to (i) purchase rental and non-rental equipment of $1,369, (ii) purchase other companies for $1,175, including cash paid for the RSC acquisition, (iii) purchase shares of our common stock for $131 and (iv) pay financing costs of $75. During 2011, we (i) generated cash from operating activities of $612, (ii) generated cash from the sale of rental and non-rental equipment of $221 and (iii) received cash from debt proceeds, net of payments, of $79. We used cash during this period principally to (i) purchase rental and non-rental equipment of $810 and (ii) purchase other companies for $276.
Free Cash Flow GAAP Reconciliation
We define “free cash (usage) flow” as (i) net cash provided by operating activities less (ii) purchases of rental and non-rental equipment plus (iii) proceeds from sales of rental and non-rental equipment and excess tax benefits from share-based payment arrangements, net. Management believes that free cash (usage) flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash (usage) flow is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash (usage) flow should not be considered an alternative to net income (loss) or cash flow from operating activities as an indicator of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash (usage) flow.

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$721	$612	$452
Purchases of rental equipment	(1,272)	(774)	(346)
Purchases of non-rental equipment	(97)	(36)	(28)
Proceeds from sales of rental equipment	399	208	144
Proceeds from sales of non-rental equipment	31	13	7
Excess tax benefits from share-based payment arrangements, net	(5)	—	(2)
Free cash (usage) flow	$(223)	$23	$227

Free cash usage for the year ended December 31, 2012 was $223, a decrease of $246 as compared to free cash flow of $23 for the year ended December 31, 2011. Free cash usage increased primarily due to increased purchases of rental and non-rental equipment, partially offset by increased proceeds from sales of rental equipment and non-rental equipment and increased net cash provided by operating activities. Free cash flow for the year ended December 31, 2011 was $23, a decrease of $204 as compared to $227 for the year ended December 31, 2010. Net cash provided by operating activities for the year ended December 31, 2010 included a $55 federal tax refund. Excluding the impact of this refund, free cash flow decreased primarily due to increased purchases of rental equipment, partially offset by increased net cash provided by operating activities and increased proceeds from sales of rental equipment. We expect significant positive free cash flow in 2013 and intend to use this to reduce our leverage.
Certain Information Concerning Contractual Obligations. The table below provides certain information concerning the payments coming due under certain categories of our existing contractual obligations as of December 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
Debt and capital leases (1)	$493	$36	$197	$1,202	$11	$5,339	$7,278
Interest due on debt (2)	450	445	443	431	408	1,190	3,367
Operating leases (1):
Real estate	102	85	72	58	40	82	439
Non-rental equipment	29	22	19	15	14	16	115
Service agreements (3)	8	8	4	—	—	—	20
Purchase obligations (4)	728	—	—	—	—	—	728
Subordinated convertible debentures (5)	4	4	4	4	4	91	111
Total (6)	$1,814	$600	$739	$1,710	$477	$6,718	$12,058

_________________

(1)
The payments due with respect to a period represent (i) in the case of debt and capital leases, the scheduled principal payments due in such period, and (ii) in the case of operating leases, the minimum lease payments due in such period under non-cancelable operating leases. Our 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt in our consolidated balance sheet because they were redeemable at December 31, 2012. The 4 percent Convertible Senior Notes are reflected in the table above based on the contractual maturity date in 2015.

(2)
Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of December 31, 2012. As discussed above, our 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt in our consolidated balance sheet because they were redeemable at December 31, 2012. Interest on the 4 percent Convertible Senior Notes is reflected in the table above based on the contractual maturity date in 2015.

(3)	These represent service agreements with third parties to provide wireless and network services, refurbish our aerial equipment and operate the distribution centers associated with contractor supplies.

(4)
As of December 31, 2012, we had outstanding purchase orders, which were negotiated in the ordinary course of business, with our equipment and inventory suppliers. These purchase commitments can be cancelled by us, generally with 30 days notice and without cancellation penalties. The equipment and inventory receipts from the suppliers for these purchases and related payments to the suppliers are expected to be completed throughout 2013.

(5)	Represents principal and interest payments on the $55 of 6 1/2 percent subordinated convertible debentures reflected in our consolidated balance sheets as of December 31, 2012.

(6)
This information excludes $6 of unrecognized tax benefits, which are discussed further in note 14 to our consolidated financial statements. It is not possible to estimate the time period during which these unrecognized tax benefits may be paid to tax authorities.

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

Interest Rate Risk. As of December 31, 2012, we had an aggregate of $1,637 of indebtedness that bears interest at variable rates, comprised of $1,184 of borrowings under the ABL facility and $453 of borrowings under our accounts receivable securitization facility. The interest rates applicable to our variable rate debt on December 31, 2012 were (i) 2.3 percent for the ABL facility and (ii) 0.9 percent for the accounts receivable securitization facility. As of December 31, 2012, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $12 for each one percentage point increase in the interest rates applicable to our variable rate debt.
The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. For additional information concerning the terms of our variable rate debt, see note 12 to our consolidated financial statements.
At December 31, 2012, we had an aggregate of $5.7 billion of indebtedness that bears interest at fixed rates, including our subordinated convertible debentures. A one percentage point decrease in market interest rates as of December 31, 2012 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value and terms of our fixed rate debt, see notes 11 (see “Fair Value of Financial Instruments”) and 12 to our consolidated financial statements.
Currency Exchange Risk. The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during 2012 relative to the Company as a whole, a 10 percent change in this exchange rate would cause our annual after-tax earnings to change by approximately $10. We do not engage in purchasing forward exchange contracts for speculative purposes.
Equity Price Risk. In connection with the November 2009 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying consolidated statements of stockholders’ equity (deficit). The convertible note hedge transactions cover, subject to anti-dilution adjustments, 15.1 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $40.00 or $45.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 9.2 million or 9.9 million shares, respectively. Based on the price of our common stock during the fourth quarter of 2012, holders of the 4 percent Convertible Notes have the right to redeem the notes during the first quarter of 2013 at a conversion price of $11.11 per share of common stock. Between January 1, 2013 (the beginning of the first quarter) and January 21, 2013, none of the 4 percent Convertible Senior Notes were redeemed.
If the total $168 outstanding principal amount of the 4 percent Convertible Notes was converted, the total cost to settle the notes would be $687, assuming a conversion price of $45.52 (the closing price of our common stock on December 31, 2012) per share of common stock. The $168 principal amount would be settled in cash, and the remaining $519 could be settled in cash, shares of our common stock, or a combination thereof, at our discretion. Based on the December 31, 2012 closing stock price, approximately 11 million shares of stock, excluding any stock we would receive from the option counterparties as discussed below, would be issued if we settled the entire $519 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $15 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our December 31, 2012 closing stock price, we estimate that we would receive approximately $51 in either cash or stock from the option counterparties, after which the effective conversion price would be approximately $14.52.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of United Rentals, Inc.

We have audited the accompanying consolidated balance sheets of United Rentals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Rentals, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Rentals Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 23, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Stamford, Connecticut
January 23, 2013

UNITED RENTALS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$106	$36
Accounts receivable, net of allowance for doubtful accounts of $64 at December 31, 2012 and $33 at December 31, 2011	793	464
Inventory	68	44
Prepaid expenses and other assets	111	75
Deferred taxes	265	104
Total current assets	1,343	723
Rental equipment, net	4,966	2,617
Property and equipment, net	428	366
Goodwill and other intangible assets, net	4,170	372
Other long-term assets	119	65
Total assets	$11,026	$4,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$630	$395
Accounts payable	286	206
Accrued expenses and other liabilities	435	263
Total current liabilities	1,351	864
Long-term debt	6,679	2,592
Subordinated convertible debentures	55	55
Deferred taxes	1,302	470
Other long-term liabilities	65	59
Total liabilities	9,452	4,040
Temporary equity (note 12)	31	39
Common stock—$0.01 par value, 500,000,000 shares authorized, 95,891,809 and 92,984,016 shares issued and outstanding, respectively, at December 31, 2012 and 62,877,530 shares issued and outstanding at December 31, 2011	1	1
Additional paid-in capital	1,997	487
Accumulated deficit	(424)	(499)
Treasury stock at cost—2,907,793 and 0 shares at December 31, 2012 and December 31, 2011, respectively	(115)	—
Accumulated other comprehensive income	84	75
Total stockholders’ equity	1,543	64
Total liabilities and stockholders’ equity	$11,026	$4,143

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Equipment rentals	$3,455	$2,151	$1,834
Sales of rental equipment	399	208	144
Sales of new equipment	93	84	78
Contractor supplies sales	87	85	95
Service and other revenues	83	83	86
Total revenues	4,117	2,611	2,237
Cost of revenues:
Cost of equipment rentals, excluding depreciation	1,392	992	924
Depreciation of rental equipment	699	423	389
Cost of rental equipment sales	274	142	103
Cost of new equipment sales	74	67	65
Cost of contractor supplies sales	62	58	66
Cost of service and other revenues	29	31	32
Total cost of revenues	2,530	1,713	1,579
Gross profit	1,587	898	658
Selling, general and administrative expenses	588	407	367
RSC merger related costs	111	19	—
Restructuring charge	99	19	34
Non-rental depreciation and amortization	198	57	60
Operating income	591	396	197
Interest expense, net	512	228	255
Interest expense—subordinated convertible debentures, net	4	7	8
Other income, net	(13)	(3)	(3)
Income (loss) from continuing operations before provision (benefit) for income taxes	88	164	(63)
Provision (benefit) for income taxes	13	63	(41)
Income (loss) from continuing operations	75	101	(22)
Loss from discontinued operation, net of taxes	—	—	(4)
Net income (loss)	$75	$101	$(26)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.91	$1.62	$(0.38)
Loss from discontinued operation	—	—	(0.06)
Net income (loss)	$0.91	$1.62	$(0.44)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.79	$1.38	$(0.38)
Loss from discontinued operation	—	—	(0.06)
Net income (loss)	$0.79	$1.38	$(0.44)

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$75	$101	$(26)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8	(11)	20
Fixed price diesel swaps	1	(1)	—
Other comprehensive income (loss)	9	(12)	20
Comprehensive income (loss)	$84	$89	$(6)

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
Balance at January 1, 2010	60	$1	$487	$(574)	$67
Net loss				(26)
Foreign currency translation adjustments					20
Stock compensation expense, net			8
Excess tax benefits from share-based payment arrangements, net			(2)
Other	1		(1)
Balance at December 31, 2010	61	$1	$492	$(600)	$87

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(In millions)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2010	61	$1	$492	$(600)	$87
Net income				101
Foreign currency translation adjustments					(11)
Fixed price diesel swaps					(1)
Stock compensation expense, net			12
Exercise of common stock options	2		35
4 percent Convertible Senior Notes (1)			(45)
Shares repurchased and retired			(7)
Balance at December 31, 2011	63	$1	$487	$(499)	$75

(1)    Reflects a reduction due to our 4 percent Convertible Senior Notes being redeemable at December 31, 2011 (an amount equal to the unamortized portion of the original issue discount was reclassified out of stockholders’ equity (deficit) and is reflected as “temporary equity” in our consolidated balance sheet as of December 31, 2011), and a reduction reflecting the excess of the cash transferred upon conversion of a portion of the 4 percent Convertible Senior Notes during the year ended December 31, 2011 over the principal amount of the converted notes, net of cash received from the option counterparties to our convertible note hedges upon the conversion. See note 12 to our consolidated financial statements for additional detail.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Comprehensive Income
Balance at December 31, 2011	63	$1	$487	$(499)	—	$—	$75
Net income				75
Foreign currency translation adjustments							8
Fixed price diesel swaps							1
RSC acquisition	30		1,425
Stock compensation expense, net (1)			55
Exercise of common stock options	2		21
Conversion of 1 7/8 percent Convertible Senior Subordinated Notes	1		22
4 percent Convertible Senior Notes			8
Shares repurchased and retired			(16)
Repurchase of common stock	(3)				3	(115)
Excess tax benefits from share-based payment arrangements, net			(5)
Balance at December 31, 2012	93	$1	$1,997	$(424)	3	$(115)	$84

(1)Includes net stock compensation expense as reported as a separate component in our consolidated statements of cash flows, and net stock compensation expense included in “Restructuring charge” and "RSC merger related costs" as reported in our consolidated statements of cash flows.

See accompanying notes.

UNITED RENTALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Cash Flows From Operating Activities:
Net income (loss)	$75	$101	$(26)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	897	480	449
Amortization of deferred financing costs and original issue discounts	23	22	23
Gain on sales of rental equipment	(125)	(66)	(41)
Loss (gain) on sales of non-rental equipment	(2)	(2)	—
Gain on sale of software subsidiary	(8)	—	—
Stock compensation expense, net	32	12	8
RSC merger related costs	111	19	—
Restructuring charge	99	19	34
Loss on extinguishment of debt securities and ABL amendment	72	3	28
Loss on retirement of subordinated convertible debentures	—	2	—
(Decrease) increase in deferred taxes	(16)	39	(58)
Changes in operating assets and liabilities:
Increase in accounts receivable	(86)	(62)	(38)
(Increase) decrease in inventory	(2)	(3)	5
(Increase) decrease in prepaid expenses and other assets	(18)	(15)	61
(Decrease) increase in accounts payable	(223)	68	4
(Decrease) increase in accrued expenses and other liabilities	(108)	(5)	3
Net cash provided by operating activities	721	612	452
Cash Flows From Investing Activities:
Purchases of rental equipment	(1,272)	(774)	(346)
Purchases of non-rental equipment	(97)	(36)	(28)
Proceeds from sales of rental equipment	399	208	144
Proceeds from sales of non-rental equipment	31	13	7
Purchases of other companies, net of cash acquired	(1,175)	(276)	—
Proceeds from sale of software subsidiary	10	—	—
Net cash used in investing activities	(2,104)	(865)	(223)
Cash Flows From Financing Activities:
Proceeds from debt	6,013	1,892	3,423
Payments of debt, including subordinated convertible debentures	(4,370)	(1,813)	(3,606)
Payments of financing costs	(75)	(16)	(18)
Proceeds from the exercise of common stock options	21	35	1
Common stock repurchased	(131)	(7)	(1)
Cash paid in connection with the 4 percent Convertible Senior Notes and related hedge, net	—	(11)	—
Excess tax benefits from share-based payment arrangements, net	(5)	—	(2)
Net cash provided by (used in) financing activities	1,453	80	(203)
Effect of foreign exchange rates	—	6	8
Net increase (decrease) in cash and cash equivalents	70	(167)	34
Cash and cash equivalents at beginning of year	36	203	169
Cash and cash equivalents at end of year	$106	$36	$203
Supplemental disclosure of cash flow information:
Cash paid for interest, including subordinated convertible debentures	$371	$203	$229
Cash paid (received) for income taxes, net	40	24	(49)
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

2.    Summary of Significant Accounting Policies
Cash Equivalents
We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. Our cash equivalents at December 31, 2012 consist of direct obligations of financial institutions rated A or better.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts. These allowances reflect our estimate of the amount of our receivables that we will be unable to collect based on historical write-off experience. Our estimate could require change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowances. Trade receivables that have contractual maturities of one year or less are written-off when they are determined to be uncollectible based on the criteria necessary to qualify as a deduction for federal tax purposes. Write-offs of such receivables require management approval based on specified dollar thresholds.
Inventory
Inventory consists of new equipment, contractor supplies, tools, parts, fuel and related supply items. Inventory is stated at the lower of cost or market. Cost is determined, depending on the type of inventory, using either a specific identification, weighted-average or first-in, first-out method.
Rental Equipment
Rental equipment, which includes service and delivery vehicles, is recorded at cost and depreciated over the estimated useful life of the equipment using the straight-line method. The range of estimated useful lives for rental equipment is two to 12 years. Rental equipment is depreciated to a salvage value of zero to 10 percent of cost. Rental equipment is depreciated whether or not it is out on rent. Costs we incur in connection with refurbishment programs that extend the life of our equipment are capitalized and amortized over the remaining useful life of the equipment. The costs incurred under these refurbishment programs were $24, $10 and $12 for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in purchases of rental equipment in our consolidated statements of cash flows. Ordinary repair and maintenance costs are charged to operations as incurred. Repair and maintenance costs are included in cost of revenues on our consolidated statements of income. Repair and maintenance expense (including both labor and parts) for our rental equipment was $455, $291 and $262 for the years ended December 31, 2012, 2011 and 2010, respectively.
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

Purchase Price Allocation
We have made a number of acquisitions in the past (including the acquisition of RSC in 2012) and may continue to make acquisitions in the future. We allocate the cost of the acquired entity to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Long lived assets (principally rental equipment) and goodwill generally represent the largest components of our acquisitions. In addition to goodwill, the intangible assets that we have acquired are non-compete agreements, customer relationships and trade names and associated trademarks. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows.
When we make an acquisition, we also acquire other assets and assume liabilities. These other assets and liabilities typically include, but are not limited to, parts inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the book values on the acquired entities' balance sheets.
Evaluation of Goodwill Impairment
Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Application of the goodwill impairment test requires judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; determination of the fair value of each reporting unit; and an assumption as to the form of the transaction in which the reporting unit would be acquired by a market participant (either a taxable or nontaxable transaction).
We estimate the fair value of our reporting units (which are our regions) using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market price data of shares of our Company and other corporations engaged in similar businesses as well as acquisition multiples paid in recent transactions within our industry (including our own acquisitions). We believe this approach, which utilizes multiple valuation techniques, yields the most appropriate evidence of fair value. We review goodwill for impairment utilizing a two-step process. The first step of the impairment test requires a comparison of the fair value of each of our reporting units' net assets to the respective carrying value of net assets. If the carrying value of a reporting unit's net assets is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit's net assets is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed. In the second step, the impairment is calculated by comparing the implied fair value of the reporting unit's goodwill (as if purchase accounting were performed on the testing date) with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.
In September 2011, the Financial Accounting Standards Board ("FASB") issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We early adopted this guidance and, in connection with our annual goodwill impairment test that was conducted as of October 1, 2011, we concluded that it was more likely than not that the fair values of our reporting units were greater than their carrying amounts. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, general economic conditions, our outlook for construction activity, our recent and forecasted financial performance and the price of the Company's common stock. In connection with our goodwill impairment test that was conducted as of October 1, 2012, we bypassed the qualitative assessment for each of our reporting units and proceeded directly to the first step of the goodwill impairment test. Our goodwill impairment testing as of this date indicated that all of our reporting units had estimated fair values which exceeded their respective carrying values by at least 15 percent.
Restructuring Charges
Costs associated with exit or disposal activities, including lease termination costs and certain employee severance costs associated with restructuring, branch closing or other activity, are recognized at fair value when they are incurred.
Other Intangible Assets
Other intangible assets consist of non-compete agreements, customer relationships and trade names and associated trademarks. The non-compete agreements are being amortized on a straight-line basis over initial periods ranging from 2 to 5 years. The customer relationships are being amortized either using the sum of the years' digits method or on a straight-line basis over initial periods ranging from 8 to 15 years. The trade names and associated trademarks are being amortized using the sum of the years' digits method over an initial period of 5 years. We believe that the amortization methods used reflect the estimated pattern in which the economic benefits will be consumed.
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
Revenue Recognition
Our rental contract periods are hourly, daily, weekly or monthly and we recognize equipment rental revenue on a straight-line basis. As part of this straight-line methodology, when the equipment is returned, we recognize as incremental revenue the excess, if any, between the amount the customer is contractually required to pay over the cumulative amount of revenue recognized to date. We record amounts billed to customers in excess of recognizable revenue as deferred revenue on our balance sheet. We had deferred revenue of $26 and $16 as of December 31, 2012 and 2011, respectively. Revenues from the sale of rental equipment and new equipment are recognized at the time of delivery to, or pick-up by, the customer and when collectibility is reasonably assured. Sales of contractor supplies are also recognized at the time of delivery to, or pick-up by, the customer. Service revenue is recognized as the services are performed. Sales tax amounts collected from customers are recorded on a net basis.
Delivery Expense
Equipment rentals include our revenues from fees we charge for equipment delivery. Delivery costs are charged to operations as incurred, and are included in cost of revenues on our consolidated statements of income.
Advertising Expense
We promote our business through local and national advertising in various media, including trade publications, yellow pages, the Internet, radio and direct mail. Advertising costs are generally expensed as incurred. Advertising expense, net of qualified advertising reimbursements, was $0, $0 and $2 for the years ended December 31, 2012, 2011 and 2010, respectively.
Insurance
We are insured for general liability, workers’ compensation and automobile liability, subject to deductibles or self-insured retentions per occurrence of $2 for general liability, $1 for workers’ compensation and $2 for automobile liability as of December 31, 2012 and 2011. Losses within these deductible amounts are accrued based upon the aggregate liability for reported claims incurred, as well as an estimated liability for claims incurred but not yet reported. These liabilities are not discounted. The Company is also self-insured for group medical claims but purchases “stop loss” insurance to protect itself from any one loss exceeding $600,000 (actual dollars).
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to receivables is limited because a large number of geographically diverse customers make up our customer base. Our largest customer accounted for less than one percent of total revenues in each of 2012, 2011, and 2010. Our customer with the largest receivable balance represented approximately two percent of total receivables at December 31, 2012 and 2011. We manage credit risk through credit approvals, credit limits and other monitoring procedures.
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

3.    Acquisitions
On April 30, 2012 (“the acquisition date”), we acquired 100 percent of the outstanding common shares and voting interest of RSC Holdings Inc. (“RSC”). The results of RSC's operations have been included in our consolidated financial statements since the acquisition date. RSC, which had total revenues of $1.5 billion in 2011, was one of the largest equipment rental providers in North America, and had a network of 440 rental locations in 43 U.S. states and three Canadian provinces as of December 31, 2011. The acquisition has created a leading North American equipment rental company with a more attractive business mix, greater scale and enhanced growth prospects, and we believe that the acquisition will provide us with financial benefits including reduced operating expenses and additional revenue opportunities going forward.
The acquisition date fair value of the consideration transferred of $2.6 billion consisted of the following:

Cash consideration	$1,161
Stock consideration (30 million shares valued based on the URI acquisition date stock price)	1,396
Share-based compensation awards (1)	29
Total purchase consideration	$2,586
(1) This relates to RSC stock options and restricted stock units which were outstanding as of the acquisition date. Each RSC stock option was converted into an adjusted United Rentals stock option to acquire a number of shares of United Rentals common stock, determined by multiplying the number of shares of RSC common stock subject to the RSC stock option by the option exchange ratio (rounded down, if necessary, to a whole share of United Rentals common stock). The “option exchange ratio” means the sum of (i) 0.2783 and (ii) the quotient determined by dividing $10.80 by the volume-weighted average of the closing sale prices of shares of URI common stock as reported on the NYSE composite transactions reporting system for each of the 10 consecutive trading days ending with the acquisition date. The option exchange ratio was 0.5161. The exercise price per share of United Rentals common stock subject to the adjusted United Rentals option is equal to the per share exercise price of such RSC stock option divided by the option exchange ratio (rounded up, if necessary, to the nearest whole cent). Each RSC restricted stock unit (other than an award held by a member of the RSC board who was not also an employee or officer of RSC at such time) was converted into an adjusted United Rentals restricted stock unit in an amount determined by multiplying the number of shares of RSC common stock subject to the RSC restricted stock unit by the option exchange ratio. The portion of the United Rentals replacement awards that has been included in the purchase consideration was calculated as $29 and is based on the vesting which occurred prior to the acquisition date.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The purchase price allocations for these assets and liabilities are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period.

Accounts receivable, net of allowance for doubtful accounts (1)	$238
Inventory	23
Deferred taxes	15
Rental equipment	2,013
Property and equipment	47
Intangibles (2)	1,224
Other assets	53
Total identifiable assets acquired	3,613
Short-term debt and current maturities of long-term debt (3)	(1,586)
Current liabilities	(400)
Deferred taxes	(697)
Long-term debt (3)	(992)
Other long-term liabilities	(13)
Total liabilities assumed	(3,688)
Net identifiable assets acquired	(75)
Goodwill (4)	2,661
Net assets acquired	$2,586
(1) The fair value of accounts receivables acquired was $238, and the gross contractual amount was $251. We estimate that $13 will be uncollectible.
(2) The following table reflects the estimated fair values and useful lives of the acquired intangible assets identified based on our preliminary purchase accounting assessments:

	Fair value	Life (years)
Customer relationships	$1,094	15
Trade names and associated trademarks	81	5
Non-compete agreements	49	5
Total	$1,224
(3) At the closing of the merger, URNA repaid RSC's senior ABL facility, 10 percent senior notes, and 9.5 percent senior notes. The repaid debt is reflected as short-term above as it was paid on the acquisition date. The RSC debt reflected in our consolidated balance sheet as of December 31, 2012 is discussed further in note 12 to the consolidated financial statements. The debt in the table above includes $1,555 of the repaid RSC debt, and the fair values of the following debt assumed by URNA:

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
The years ended December 31, 2012 and 2011 include acquisition-related costs of $111 and $19, respectively. The acquisition-related costs are reflected in our consolidated statements of income as “RSC merger related costs” and primarily relate to financial and legal advisory fees. The fees for the year ended December 31, 2012 include $31 of interim bridge financing costs. Subsequent to December 31, 2012, we expect to incur an additional $15 to $20 of charges in connection with the merger, and we expect to recognize such costs by June 30, 2013. In addition to the acquisition-related costs reflected in our consolidated statements of income, we capitalized $67 of debt issuance costs associated with the issuance of debt to fund the acquisition, which are reflected, net of amortization subsequent to the acquisition date, in other long-term assets in our December 31, 2012 consolidated balance sheet.
Since the acquisition date, significant amounts of fleet have been moved between United Rentals locations and the acquired RSC locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of RSC since the acquisition date. The impact of the RSC acquisition on our equipment rentals revenue is primarily reflected in the increase in the volume of OEC on rent of 63.2 percent for the year ended December 31, 2012.
The pro forma information below has been prepared using the purchase method of accounting, giving effect to the RSC acquisition as if the acquisition had been completed on January 1, 2011 (“the pro forma acquisition date”). The pro forma information is not necessarily indicative of our results of operations had the merger been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the merger, and also does not reflect additional revenue opportunities following the merger. The pro forma information includes adjustments to record the assets and liabilities of RSC at their respective fair values based on available information and to give effect to the financing for the acquisition and related transactions. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed. The purchase price allocations for the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement period. Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods. We expect that the values assigned to the assets acquired and liabilities assumed will be finalized during the one-year measurement period following the acquisition date. The table below presents unaudited pro forma consolidated income statement information as if RSC had been included in our consolidated results for the entire periods reflected:

	Year Ended December 31,
	2012	2011
United Rentals historic revenues	$4,117	$2,611
RSC historic revenues	547	1,522
Pro forma revenues	4,664	4,133
United Rentals historic pretax income	88	164
RSC historic pretax loss	(8)	(40)
Combined pretax income	80	124
Pro forma adjustments to combined pretax income:
Impact of fair value mark-ups/useful life changes on depreciation (1)	—	—
Impact of the fair value mark-up of acquired RSC fleet on cost of rental equipment sales (2)	(4)	(12)
Intangible asset amortization (3)	(43)	(173)
Interest expense on merger financing notes (4)	(39)	(207)
Elimination of historic RSC interest (5)	38	166
RSC historic interest fair value adjustment (6)	2	7
Elimination of merger costs (7)	148	30
Restructuring charges (8)	75	(85)
Pro forma pretax income (loss)	$257	$(150)
(1) Depreciation of rental equipment and non-rental depreciation were adjusted for the fair value mark-ups of equipment acquired in the RSC acquisition, the impact of which was offset by the impact of extending the useful lives of such equipment.

(2) Cost of rental equipment sales was adjusted for the fair value mark-ups of rental equipment acquired in the RSC acquisition.
(3) The intangible assets acquired in the RSC acquisition were amortized.
(4) Interest expense was adjusted to reflect interest on the merger financing notes described in note 12 to the consolidated financial statements.
(5) RSC historic interest on debt that is not part of the combined entity was eliminated.
(6) RSC historic interest was adjusted for the fair value mark-ups of the debt acquired in the RSC acquisition.
(7) The RSC merger related costs were eliminated as they were assumed to have been recognized prior to the pro forma acquisition date.
(8) Restructuring charges comprised of severance costs and branch closure charges associated with the acquisition were recognized from the pro forma acquisition date through June 30, 2012. For the pro forma presentation, half of the restructuring charges were recognized in the first quarter following the pro forma acquisition date, and the remaining charges were recognized on a straight-line basis through June 30, 2012. As of December 31, 2012, we have recognized $96 of such restructuring charges, and expect to recognize an additional $5 to $10 of such charges subsequent to December 31, 2012.
In addition to the acquisition of RSC, in February 2012, we completed the acquisition of Coble Trench Safety (”Coble”), a specialty rental company with 11 locations in the Mid-Atlantic and Southeast region. Coble had annual rental revenues of approximately $20.

4.    Segment Information
Our reportable segments are general rentals and trench safety, power and HVAC (“heating, ventilating and air conditioning”). The general rentals segment includes the rental of the following equipment:

•
General construction and industrial equipment, such as backhoes, skid-steer loaders, forklifts, earthmoving equipment and material handling equipment, which accounted for approximately 45 percent, 41 percent and 41 percent of 2012, 2011 and 2010 equipment rental revenue, respectively;

•	Aerial work platforms, such as boom lifts and scissor lifts, which accounted for approximately 36 percent, 39 percent and 40 percent of 2012, 2011 and 2010 equipment rental revenue, respectively; and

•
General tools and light equipment, such as pressure washers, water pumps and power tools, which accounted for approximately 9 percent, 8 percent and 9 percent of 2012, 2011 and 2010 equipment rental revenue, respectively.

The general rentals segment reflects the aggregation of 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Northwest, South, Southeast and Southwest—and operates throughout the United States and Canada.
The trench safety, power and HVAC segment includes the rental of specialty construction products such as the following:

•
Power and HVAC equipment, such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment, which accounted for approximately 6 percent, 6 percent and 5 percent of 2012, 2011 and 2010 equipment rental revenue, respectively; and

•
Trench safety equipment, such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, which accounted for approximately 4 percent, 6 percent and 5 percent of 2012, 2011 and 2010 equipment rental revenue, respectively.

The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada.
These segments align our external segment reporting with how management evaluates business performance and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit.
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

The following table sets forth financial information by segment for the years ended December 31, 2012, 2011 and 2010, except for balance sheet information, which is presented as of December 31, 2012 and 2011.

	General rentals	Trench safety, power and HVAC	Total
2012
Equipment rentals	$3,188	$267	$3,455
Sales of rental equipment	387	12	399
Sales of new equipment	86	7	93
Contractor supplies sales	80	7	87
Service and other revenues	79	4	83
Total revenue	3,820	297	4,117
Depreciation and amortization expense	850	47	897
Equipment rentals gross profit	1,239	125	1,364
Capital expenditures	1,285	84	1,369
Total assets	$10,545	$481	$11,026
2011
Equipment rentals	$1,953	$198	$2,151
Sales of rental equipment	201	7	208
Sales of new equipment	77	7	84
Contractor supplies sales	79	6	85
Service and other revenues	79	4	83
Total revenue	2,389	222	2,611
Depreciation and amortization expense	448	32	480
Equipment rentals gross profit	643	93	736
Capital expenditures	739	71	810
Total assets	$3,776	$367	$4,143
2010
Equipment rentals	$1,693	$141	$1,834
Sales of rental equipment	134	10	144
Sales of new equipment	72	6	78
Contractor supplies sales	89	6	95
Service and other revenues	83	3	86
Total revenue	2,071	166	2,237
Depreciation and amortization expense	426	23	449
Equipment rentals gross profit	461	60	521
Capital expenditures	$344	$30	$374

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income (loss) from continuing operations before provision (benefit) for income taxes:

	Year Ended December 31,
	2012	2011	2010
Total equipment rentals gross profit	$1,364	$736	$521
Gross profit from other lines of business	223	162	137
Selling, general and administrative expenses	(588)	(407)	(367)
RSC merger related costs	(111)	(19)	—
Restructuring charge	(99)	(19)	(34)
Non-rental depreciation and amortization	(198)	(57)	(60)
Interest expense, net	(512)	(228)	(255)
Interest expense- subordinated convertible debentures, net	(4)	(7)	(8)
Other income, net	13	3	3
Income (loss) from continuing operations before provision (benefit) for income taxes	$88	$164	$(63)

We operate in the United States and Canada. The following table presents geographic area information for the years ended December 31, 2012, 2011 and 2010, except for balance sheet information, which is presented as of December 31, 2012 and 2011. All the foreign assets as of December 31, 2012 and 2011 are Canadian, and the foreign information in the following table primarily relates to Canada.

	Domestic	Foreign	Total
2012
Equipment rentals	$2,948	$507	$3,455
Sales of rental equipment	350	49	399
Sales of new equipment	67	26	93
Contractor supplies sales	67	20	87
Service and other revenues	66	17	83
Total revenue	3,498	619	4,117
Rental equipment, net	4,357	609	4,966
Property and equipment, net	390	38	428
Goodwill and other intangibles, net	$3,804	$366	$4,170
2011
Equipment rentals	$1,779	$372	$2,151
Sales of rental equipment	180	28	208
Sales of new equipment	59	25	84
Contractor supplies sales	62	23	85
Service and other revenues	64	19	83
Total revenue	2,144	467	2,611
Rental equipment, net	2,181	436	2,617
Property and equipment, net	338	28	366
Goodwill and other intangibles, net	$232	$140	$372
2010
Equipment rentals	$1,569	$265	$1,834
Sales of rental equipment	121	23	144
Sales of new equipment	59	19	78
Contractor supplies sales	71	24	95
Service and other revenues	68	18	86
Total revenue	$1,888	$349	$2,237

5.    Restructuring and Asset Impairment Charges

Closed Restructuring Program
Over the past several years, we have been focused on reducing our operating costs. In connection with this strategy, and in recognition of the challenging economic environment, we reduced our employee headcount from approximately 10,900 at January 1, 2008 (the beginning of the restructuring period) to approximately 7,500 at December 31, 2011 (the end of the restructuring period). Additionally, we reduced our branch network from 697 locations at January 1, 2008 to 529 locations at December 31, 2011. The restructuring charges under the closed restructuring program for the years ended December 31, 2012, 2011 and 2010 include severance costs associated with headcount reductions, as well as branch closure charges which principally relate to continuing lease obligations at vacant facilities.
The table below provides certain information concerning our restructuring charges under the closed restructuring program:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Year ended December 31, 2010:
Branch closure charges	$20	$28	$(22)	$26
Severance costs	1	6	(5)	2
Total	$21	$34	$(27)	$28
Year ended December 31, 2011:
Branch closure charges	$26	$17	$(16)	$27
Severance costs	2	2	(3)	1
Total	$28	$19	$(19)	$28
Year ended December 31, 2012:
Branch closure charges	$27	$3	$(11)	$19
Severance costs	1	—	(1)	—
Total	$28	$3	$(12)	$19

_________________

(1)	Reflected in our consolidated statements of income as “Restructuring charge.” The restructuring charges are not allocated to our segments.
 Between January 1, 2008 and December 31, 2012, we incurred total restructuring charges under the closed restructuring program of $107, comprised of $86 of branch closure charges and $21 of severance costs.
Current Restructuring Program
In the second quarter of 2012, we initiated a new restructuring program related to severance costs and branch closure charges associated with the RSC merger. The branch closure charges principally relate to continuing lease obligations at vacant facilities closed subsequent to the RSC merger. As of December 31, 2012, our employee headcount is approximately 11,300 and our branch network has 836 rental locations. Subsequent to December 31, 2012, we expect to incur an additional $5 to $10 of charges in connection with the restructuring, which is expected to be substantially complete by June 30, 2013.
The table below provides certain information concerning our restructuring charges under the current restructuring program for the year ended December 31, 2012:

Description	Beginning Reserve Balance	Charged to Costs and Expenses (1)	Payments and Other	Ending Reserve Balance
Year ended December 31, 2012:
Branch closure charges	$—	$53	$(20)	$33
Severance costs	—	43	(34)	9
Total	$—	$96	$(54)	$42

_________________

(1)	Reflected in our consolidated statements of income as “Restructuring charge.” The restructuring charges are not allocated to our segments.

Asset Impairment Charges
In addition to the restructuring charges discussed above, during the years ended December 31, 2012, 2011 and 2010, we recorded asset impairment charges of $15, $4 and $9, respectively, in our general rentals segment. The impairment charges are primarily reflected in non-rental depreciation and amortization in the accompanying consolidated statements of income and principally relate to write-offs of leasehold improvements and other fixed assets in connection with the restructuring activity discussed above.

6.    Rental Equipment
Rental equipment consists of the following:

	December 31,
	2012	2011
Rental equipment	$6,820	$4,209
Less accumulated depreciation	(1,854)	(1,592)
Rental equipment, net	$4,966	$2,617
The 2012 increase in rental equipment primarily reflects equipment acquired in the 2012 acquisition of RSC discussed in note 3 to our consolidated financial statements.

7.    Property and Equipment
Property and equipment consist of the following:

	December 31,
	2012	2011
Land	$106	$109
Buildings	224	223
Non-rental vehicles	64	15
Machinery and equipment	51	39
Furniture and fixtures	141	123
Leasehold improvements	175	158
	761	667
Less accumulated depreciation and amortization	(333)	(301)
Property and equipment, net	$428	$366

8.    Goodwill and Other Intangible Assets
The following table presents the changes in the carrying amount of goodwill for each of the three years in the period ended December 31, 2012:

	General rentals	Trench safety, power and HVAC	Total
Balance at January 1, 2010 (1)	$103	$93	$196
Foreign currency translation and other adjustments	2	—	2
Balance at December 31, 2010 (1)	105	93	198
Goodwill related to acquisitions	65	31	96
Foreign currency translation and other adjustments	(3)	(2)	(5)
Balance at December 31, 2011 (1)	167	122	289
Goodwill related to acquisitions (2)	2,661	20	2,681
Foreign currency translation and other adjustments	—	—	—
Balance at December 31, 2012 (1)	$2,828	$142	$2,970

_________________

(1)	The total carrying amount of goodwill for all periods in the table above is reflected net of $1,557 of accumulated impairment charges, which were primarily recorded in our general rentals segment.

(2)
Includes goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period, which were not significant to our previously reported operating results or financial condition.

Other intangible assets were comprised of the following at December 31, 2012 and 2011:

	December 31, 2012
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	51 months	$79	$32	$47
Customer relationships	14 years	$1,233	$144	$1,089
Trade names and associated trademarks	52 months	$83	$19	$64

	December 31, 2011
	Weighted-Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Amount
Non-compete agreements	46 months	$30	$25	$5
Customer relationships	9 years	$121	$43	$78

Our other intangibles assets, net at December 31, 2012 include the following assets associated with the 2012 acquisition of RSC discussed above (see note 3 to our consolidated financial statements). No residual value has been assigned to these intangible assets. The non-compete agreements are being amortized on a straight-line basis, and the customer relationships and trade names and associated trademarks are being amortized using the sum of the years' digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed.

	Weighted-Average Initial Amortization Period	Net Carrying Amount
Non-compete agreements	60 months	$42
Customer relationships	15 years	1,003
Trade names and associated trademarks	60 months	63

Amortization expense for other intangible assets was $128, $8 and $7 for the years ended December 31, 2012, 2011 and 2010, respectively. The 2012 increase primarily reflects the 2012 acquisition of RSC discussed in note 3 to our consolidated financial statements.
As of December 31, 2012, estimated amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

2013	$178
2014	162
2015	147
2016	131
2017	107
Thereafter	475
Total	$1,200

9.    Accrued Expenses and Other Liabilities and Other Long-Term Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2012	2011
Self-insurance accruals	$38	$30
Accrued compensation and benefit costs	82	57
Property and income taxes payable	29	18
Restructuring reserves (1)	61	28
Interest payable	103	26
Deferred revenue (2)	28	18
National accounts accrual	33	21
Due to seller	3	14
Other (3)	58	51
Accrued expenses and other liabilities	$435	$263
_________________

(1)	Relates to branch closure charges and severance costs. See note 5 (“Restructuring and Asset Impairment Charges”) for additional detail.

(2)	Primarily relates to amounts billed to customers in excess of recognizable equipment rental revenue. See note 2 (“Revenue Recognition”) for additional detail.

(3)	Other includes multiple items, none of which are individually significant.
Other long-term liabilities consist of the following:

	December 31,
	2012	2011
Self-insurance accruals	$59	$53
Other	6	6
Other long-term liabilities	$65	$59

10.    Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of December 31, 2012, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our consolidated statements of income during the period in which the changes in fair value occur.
We are exposed to certain risks relating to our ongoing business operations. During the year ended December 31, 2012, the risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At December 31, 2012, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the year ended December 31, 2012, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At December 31, 2012, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars, which were all settled as of December 31, 2012, represented derivative instruments not designated as hedging instruments.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at December 31, 2012 were designated and qualify as cash flow hedges and the effective portion of the unrealized gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our consolidated statements of income during the current period. As of December 31, 2012, we had outstanding fixed price swap contracts covering 7.9 million gallons of diesel which will be purchased throughout 2013.
Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars, which were all settled as of December 31, 2012, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our consolidated statements of income during the period in which the changes in fair value occurred. During the year ended December 31, 2012, forward contracts were used to purchase $90 Canadian dollars, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the year ended December 31, 2012. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.
Financial Statement Presentation
As of December 31, 2012 and December 31, 2011, less than $1 and $0 were reflected in prepaid expenses and other assets, respectively, less than $1 and $1, respectively, were reflected in accrued expenses and other liabilities, and less than $1 was reflected in accumulated other comprehensive income in our consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges. Operating cash flows in our consolidated statement of cash flows for the year ended December 31, 2012 include $25 associated with the fixed price diesel swaps, comprised of the $25 cost of the 6.3 million hedged gallons of diesel purchased in 2012, net of cash received from the counterparties to the fixed price swaps. Insignificant amounts (less than $1) were reflected in our consolidated statement of cash flows for the year ended December 31, 2012 associated with the forward contracts to purchase Canadian dollars. Operating cash flows in our consolidated statement of cash flows for the year ended December 31, 2011 include $22 associated with the fixed price diesel swaps, comprised of the $23 cost of the 5.9 million hedged gallons of diesel purchased in 2011, net of cash received from the counterparties to the fixed price swaps. Insignificant amounts (less than $1) were reflected in our consolidated statement of cash flows for the year ended December 31, 2011 associated with the forward contracts to purchase Canadian dollars, as the cash impact of the $4 gain recognized on the derivative was offset by the $4 loss recognized on the hedged item. Operating cash flows in our consolidated statement of cash flows for the year ended December 31, 2010 include $11 associated with the fixed price diesel swaps, comprised of the $11 cost of the 3.6 million hedged gallons of diesel purchased in 2010, net of cash received from the counterparty to the fixed price swaps. Insignificant amounts (less than $1) were reflected in our consolidated statement of cash flows for the year ended December 31, 2010 associated with the forward contracts to purchase Canadian dollars, as the cash impact of the $13 gain recognized on the derivative was offset by the $13 loss recognized on the hedged item.
The effect of our derivative instruments on our consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Location of income (expense) recognized on derivative/hedged item	Amount of income recognized on derivative	Amount of expense recognized on hedged item
Year ended December 31, 2012:
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	(25)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	*	*
Year ended December 31, 2011:
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	2	(23)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	4	(4)
Year ended December 31, 2010:
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	(11)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other income (expense), net	13	(13)
 * Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 6.3 million, 5.9 million and 3.6 million gallons of diesel covered by the fixed price swaps during the years ended December 31, 2012, 2011 and 2010, respectively.

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
Assets and Liabilities Measured at Fair Value
As of December 31, 2012 and 2011, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of December 31, 2012, less than $1 was reflected in accrued expenses and other liabilities and less than $1 was reflected in prepaid expenses and other assets in our consolidated balance sheets, reflecting the fair values of the fixed price diesel swaps contracts. As of December 31, 2011, $1 was reflected in accrued expenses and other liabilities in our consolidated balance sheets reflecting the fair value of the fixed price diesel swaps contracts. As discussed in note 10 to the consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of December 31, 2012, we have fixed price swap contracts covering 7.9 million gallons of diesel which we will buy throughout 2013 at the average contract price of $3.88 per gallon, while the average forward price for the hedged gallons was $3.89 per gallon as of December 31, 2012.
Fair Value of Financial Instruments
The carrying amounts reported in our consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our senior secured asset-based revolving credit facility (“ABL facility”), accounts receivable securitization facility and 1 7/8 percent Convertible Senior Subordinated Notes approximate their book values as of December 31, 2012 and 2011. The estimated fair values of our other financial instruments at December 31, 2012 and 2011 have been calculated based upon available market information or an appropriate valuation technique, and are as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Subordinated convertible debentures	$55	$63	$55	$49
Senior and senior subordinated notes	5,387	5,881	1,732	1,795
Level 2:
4 percent Convertible Senior Notes (1)	137	155	129	138
Level 3:
Capital leases (2)	148	145	39	33

(1)
The fair value of the 4 percent Convertible Senior Notes is based on the market value of comparable notes. Consistent with the carrying amount, the fair value excludes the equity component of the notes. To exclude the equity component and calculate the fair value, we used an effective interest rate of 6.9 percent.

(2)	The fair value of capital leases reflects the present value of the leases using a 7.0 percent interest rate.

12.    Debt
Debt consists of the following:

	December 31,
	2012	2011
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$453	$255
$1.9 billion ABL Facility (1)	1,184	810
10 7/8 percent Senior Notes (2)	—	489
10 1/4 percent Senior Notes (3)	223	—
9 1/4 percent Senior Notes	494	493
8 3/8 percent Senior Subordinated Notes	750	750
8 1/4 percent Senior Notes (3)	695	—
6 1/8 percent Senior Notes	400	—
1 7/8 percent Convertible Senior Subordinated Notes (2)	—	22
Capital leases (3)	148	39
Merger financing notes (4):
5 3/4 percent Senior Secured Notes	750	—
7 3/8 percent Senior Notes	750	—
7 5/8 percent Senior Notes	1,325	—
Total URNA and subsidiaries debt	7,172	2,858
Holdings:
4 percent Convertible Senior Notes	137	129
Total debt (5)	7,309	2,987
Less short-term portion	(630)	(395)
Total long-term debt	$6,679	$2,592

(1)
$654 and $22 were available under our ABL facility and accounts receivable securitization facility, respectively, at December 31, 2012. The ABL facility availability is reflected net of $62 of letters of credit. At December 31, 2012, the interest rates applicable to our ABL facility and accounts receivable securitization facility were 2.3 percent and 0.9 percent, respectively.

(2)
During 2012, we redeemed our 10 7/8 percent Senior Notes and all of our outstanding 1 7/8 percent Convertible Senior Subordinated Notes were converted. Upon redemption/conversion, we recognized a loss of $72 in interest expense, net. The loss represents the difference between the net carrying amount and the total purchase/conversion price of these securities.

(3)	Upon consummation of the RSC merger, we assumed certain of RSC's debt, including capital leases. See below for additional detail regarding the assumed RSC debt.

(4)	In connection with the RSC merger, on March 9, 2012, we issued the merger financing notes. See below for additional detail regarding each of the merger financing notes.

(5)
In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. Total long-term debt at December 31, 2012 and 2011 excludes $55 of these Debentures, which are separately classified in our consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflect the obligation to our subsidiary that has issued the QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the Trust. See note 13 (“Subordinated Convertible Debentures”) for additional detail.

Short-term debt
As of December 31, 2012, our short-term debt primarily reflects $453 of borrowings under our accounts receivable securitization facility and $137 of 4 percent Convertible Senior Notes. The 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt because they were redeemable at December 31, 2012. As discussed below, in September 2012, we amended our accounts receivable securitization facility. During the year ended December 31, 2012, the monthly average amount outstanding under the accounts receivable securitization facility, including the former and amended facilities, was $315 and the weighted-average interest rate thereon was 0.9 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility during the year ended December 31, 2012, including the former and amended facilities, was $475.
Accounts Receivable Securitization Facility. In September 2012, we amended our accounts receivable securitization facility. The amended facility expires on September 23, 2013, includes an increase in the facility size from $300 to $475, and may be extended on a 364-day basis by mutual agreement of the Company and the purchasers under the facility. Borrowings under the amended facility will continue to be reflected as short-term debt on our consolidated balance sheets. Key provisions of the amended facility include the following:

•
borrowings are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans by a specified amount. As of December 31, 2012, there were $536 of receivables, net of applicable reserves, in the collateral pool;

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

ABL Facility. In June 2008, Holdings, URNA, and certain of our subsidiaries entered into a credit agreement providing for a five-year $1.25 billion ABL facility, a portion of which is available for borrowing in Canadian dollars. The ABL facility was subsequently upsized, and in March 2012, the size of the facility was increased to $1.9 billion.
The ABL facility is subject to, among other things, the terms of a borrowing base derived from the value of eligible rental equipment and eligible inventory. The borrowing base is subject to certain reserves and caps customary for financings of this type. All amounts borrowed under the credit agreement must be repaid on or before October 2016. Loans under the credit agreement bear interest, at URNA’s option: (i) in the case of loans in U.S. dollars, at a rate equal to the London interbank offered rate or an alternate base rate, in each case plus a spread, or (ii) in the case of loans in Canadian dollars, at a rate equal to the Canadian prime rate or an alternate rate (Bankers Acceptance Rate), in each case plus a spread. The interest rates under the credit agreement are subject to change based on the availability in the facility. A commitment fee accrues on any unused portion of the commitments under the credit agreement at a rate per annum based on usage. Ongoing extensions of credit under the credit agreement are subject to customary conditions, including sufficient availability under the borrowing base. The credit agreement also contains covenants that, unless certain financial and other conditions are satisfied, require URNA to satisfy various financial tests and to maintain certain financial ratios. As discussed below (see “Loan Covenants and Compliance”), the only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio. Since an October 2011 amendment of the facility and through December 31, 2012, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. In addition, the credit agreement contains customary negative covenants applicable to Holdings, URNA and our subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends or make certain other restricted payments on capital stock and certain other securities, (iv) prepay certain indebtedness and (v) make acquisitions and investments. The U.S. dollar borrowings under the credit agreement are secured by substantially all of our assets and substantially all of the assets of certain of our U.S. subsidiaries (other than real property and certain accounts receivable). The U.S. dollar borrowings under the credit agreement are guaranteed by Holdings and by URNA and, subject to certain exceptions, our domestic subsidiaries. Borrowings under the credit agreement by URNA’s Canadian subsidiaries are also secured by substantially all the assets of URNA’s Canadian subsidiaries and supported by guarantees from the Canadian subsidiaries and from Holdings and URNA, and, subject to certain exceptions, our domestic subsidiaries. Under the ABL facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders, among other things, to terminate our ABL facility and to require us to repay outstanding borrowings.
As of December 31, 2012, the ABL facility was our only long-term variable rate debt instrument. During the year ended December 31, 2012, the monthly average amount outstanding under the ABL facility, including the former and amended facilities, was $1,138, and the weighted-average interest rate thereon was 2.3 percent. The maximum month-end amount outstanding under the ABL facility during the year ended December 31, 2012, including the former and amended facilities, was $1,287.
9  1/4 percent Senior Notes. In November 2009, URNA issued $500 aggregate principal amount of 9 1/4  percent Senior Notes (the “9 1/4 percent Notes”), which are due December 15, 2019. The net proceeds from the sale of the 9 1/4 percent Notes were $480 (after deducting the initial purchasers’ discount and offering expenses). The 9 1/4 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA’s domestic subsidiaries. The 9 1/4 percent Notes may be redeemed on or after December 15, 2014 at specified redemption prices that range from 104.625 percent in 2014 to 100.0 percent in 2017 and thereafter. The indenture governing the 9 1/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) indebtedness; (ii) restricted payments; (iii) liens; (iv) asset sales; (v) issuance of preferred stock of restricted subsidiaries; (vi) transactions with affiliates; (vii) dividend and other payment restrictions affecting restricted subsidiaries; (viii) designations of unrestricted subsidiaries; (ix) additional subsidiary guarantees and (x) mergers, consolidations or sales of substantially all of its assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 9 1/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the December 31, 2011 carrying value of the 9 1/4 percent Notes and the $500 principal amount relates to the $6 unamortized portion of the original issue discount recognized in conjunction with the issuance of these notes, which is being amortized through the above maturity date. The effective interest rate on the 9 1/4 percent Notes is 9.50 percent.
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
6 1/8 percent Senior Notes. In October 2012, URNA issued $400 aggregate principal amount of 6 1/8 percent Senior Notes (the “6 1/8 percent Notes”), which are due June 15, 2023. The net proceeds from the sale of the 6 1/8 percent Notes were $392 (after deducting offering expenses). The 6 1/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 6 1/8 percent Notes may be redeemed by URNA on or after December 15, 2017, at specified redemption prices that range from 103.063 percent in 2017 to 100 percent in 2020 and thereafter. The indenture governing the 6 1/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) additional indebtedness, (ii) restricted payments, (iii) liens, (iv) asset sales, (v) preferred stock of certain subsidiaries, (vi) transactions with affiliates, (vii) dividends and other payments, (viii) designations of unrestricted subsidiaries; (ix) additional subsidiary guarantees; and (x) mergers, consolidations or sales of substantially all of our assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 6 1/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon.
4 percent Convertible Senior Notes. In November 2009, Holdings issued $173 aggregate principal amount of unsecured 4 percent Convertible Senior Notes (the “4 percent Convertible Notes”), which are due November 15, 2015. The net proceeds from the sale of the 4 percent Convertible Notes were approximately $167, after commissions, fees and expenses, but before the $26 cost of the convertible note hedge transactions described below. Holders of the 4 percent Convertible Notes may convert them into shares of Holdings’ common stock prior to the close of business on the business day immediately preceding May 15, 2015 (subject to earlier conversion in certain circumstances) at an initial conversion price of approximately $11.11 per share of common stock (subject to further adjustment in certain circumstances), if (i) the price of Holdings’ common stock reaches a specific threshold, (ii) the trading price of the 4 percent Convertible Notes falls below certain thresholds or (iii) specified corporate transactions occur. The difference between the December 31, 2012 carrying value of the 4 percent Convertible Notes and the outstanding principal amount of $168 reflects the $31 unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized through the maturity date of November 15, 2015. Because the 4 percent Convertible Notes were redeemable at December 31, 2012, an amount equal to the $31 unamortized portion of the original issue discount is separately classified in our consolidated balance sheets and referred to as “temporary equity.” Based on the price of our common stock during the fourth quarter of 2012, holders of the 4 percent Convertible Notes have the right to redeem the notes during the first quarter of 2013 at a conversion price of $11.11 per share of common stock. Between January 1, 2013 (the beginning of the first quarter) and January 21, 2013, none of the 4 percent Convertible Notes were redeemed.
If the total $168 outstanding principal amount of the 4 percent Convertible Notes was converted, the total cost to settle the notes would be $687, assuming a conversion price of $45.52 (the closing price of our common stock on December 31, 2012) per share of common stock. The $168 principal amount would be settled in cash, and the remaining $519 could be settled in cash, shares of our common stock, or a combination thereof, at our discretion. Based on the December 31, 2012 closing stock price, approximately 11 million shares of stock, excluding any stock we would receive from the option counterparties as discussed below, would be issued if we settled the entire $519 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $15 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our December 31, 2012 closing stock price, we estimate that we would receive approximately $51 in either cash or stock from the option counterparties, after which the effective conversion price would be approximately $14.52.
If Holdings undergoes a fundamental change (as defined in the indenture governing the 4 percent Convertible Notes), holders of the 4 percent Convertible Notes may require Holdings to repurchase all or any portion of their 4 percent Convertible Notes for cash at a price equal to 100 percent of the principal amount of the 4 percent Convertible Notes to be purchased plus any accrued and unpaid interest, including any additional interest, through but excluding the fundamental change purchase date. The difference between the December 31, 2012 carrying value of the 4 percent Convertible Notes and the $168 principal amount relates to the $31 unamortized portion of the original issue discount recognized in conjunction with the issuance of these notes, which is being amortized through the above maturity date. The original issue discount increased additional paid-in capital by $33, net of taxes, in our accompanying consolidated statements of stockholders’ equity (deficit), and represents the difference between the $173 of gross proceeds from the 4 percent Convertible Notes issuance and the fair value of the debt component of the 4 percent Convertible Notes at issuance. The effective interest rate on the debt component of the 4 percent Convertible Notes is 11.60 percent. Upon conversion of the 4 percent Convertible Notes, we pay cash for the principal amount of the note, and cash, shares of our common stock, or a combination thereof, at our discretion, for the portion of the conversion value that exceeds the principal amount of the note.
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
Assumed RSC Debt
10 1/4 percent Senior Notes. In November 2009, RSC issued $200 aggregate principal amount of 10 1/4 percent Senior Notes (the “10 1/4 percent Notes”), which are due November 15, 2019. Upon consummation of the RSC merger, URNA assumed the 10 1/4 percent Notes. The 10 1/4 percent Notes are unsecured and are guaranteed by URNA's domestic subsidiaries, subject to limited exceptions. The 10 1/4 percent Notes may be redeemed on or after November 15, 2014 at specified redemption prices that range from 105.125 percent in 2014 to 100 percent in 2017 and thereafter. The indenture governing the 10 1/4 percent Notes contains certain restrictive covenants that apply to URNA and its restricted subsidiaries, including, among others, limitations on their ability to (i) incur additional debt, (ii) pay dividends or distributions on their capital stock or repurchase their capital stock, (iii) make certain investments, (iv) create liens on their assets to secure debt, (v) enter into transactions with affiliates, (vi) create limitations on the ability of the restricted subsidiaries to make dividends or distributions to their respective parents, (vii) merge or consolidate with another company and (viii) transfer and sell assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 10 1/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the December 31, 2012 carrying value of the 10 1/4 percent Notes and the $200 principal amount relates to the $23 unamortized portion of the fair value adjustment recognized upon consummation of the RSC merger, which is being amortized through the above maturity date. The effective interest rate on the 10 1/4 percent Notes is 8.3 percent.
8 1/4 percent Senior Notes. In January 2011, RSC issued $650 aggregate principal amount of 8 1/4 percent Senior Notes (the “8 1/4 percent Notes”), which are due February 1, 2021. Upon consummation of the RSC merger, URNA assumed the 8 1/4 percent Notes. The 8 1/4 percent Notes are unsecured and are guaranteed by URNA's domestic subsidiaries, subject to limited exceptions. The 8 1/4 percent Notes may be redeemed on or after February 1, 2016 at specified redemption prices that range from 104.125 percent in 2016 to 100 percent in 2019 and thereafter. The indenture governing the 8 1/4 percent Notes contains certain restrictive covenants that apply to URNA and its restricted subsidiaries, including, among others, limitations on their ability to (i) incur additional debt, (ii) pay dividends or distributions on their capital stock or repurchase their capital stock, (iii) make certain investments, (iv) create liens on their assets to secure debt, (v) enter into transactions with affiliates, (vi) create limitations on the ability of the restricted subsidiaries to make dividends or distributions to their respective parents, (vii) merge or consolidate with another company and (viii) transfer and sell assets. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then outstanding 8 1/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof plus accrued and unpaid interest, if any, thereon. The difference between the December 31, 2012 carrying value of the 8 1/4 percent Notes and the $650 principal amount relates to the $45 unamortized portion of the fair value adjustment recognized upon consummation of the RSC merger, which is being amortized through the above maturity date. The effective interest rate on the 8 1/4 percent Notes is 7.0 percent.
Merger Financing Notes
5 3/4 percent Senior Secured Notes. In March 2012, a special purpose entity formed for the purpose of issuing the notes and subsequently merged into URNA ("Funding SPV") issued $750 aggregate principal amount of 5 3/4 percent Senior Secured Notes (the “5 3/4 percent Notes”) which are due July 15, 2018. The net proceeds from the sale of the 5 3/4 percent Notes were approximately $733 (after deducting the initial purchasers' fees and offering expenses). Upon consummation of the RSC merger, URNA assumed the 5 3/4 percent Notes. The 5 3/4 percent Notes are secured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 5 3/4 percent Notes may be redeemed on or after July 15, 2015, at specified redemption prices that range from 102.875 percent in 2015, to 100 percent in 2017 and thereafter, plus accrued and unpaid interest. The indenture governing the 5 3/4 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) dividends, other payments and other matters affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. The indenture also includes covenants relating to the grant of and maintenance of liens for the benefit of the notes collateral agent. Each of these covenants is subject to important exceptions and qualifications that would allow Holdings, URNA and their respective subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 5 3/4 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
7 3/8 percent Senior Notes. In March 2012, Funding SPV issued $750 aggregate principal amount of 7 3/8 percent Senior Notes (the “7 3/8 percent Notes”) which are due May 15, 2020. The net proceeds from the sale of the 7 3/8 percent Notes were approximately $732 (after deducting the initial purchasers' fees and offering expenses). Upon consummation of the RSC merger, URNA assumed the 7 3/8 percent Notes. The 7 3/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 7 3/8 percent Notes may be redeemed on or after May 15, 2016, at specified redemption prices that range from 103.688 percent in 2016, to 100 percent in 2018 and thereafter, plus accrued and unpaid interest. The indenture governing the 7 3/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) dividends, other payments and other matters affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of these covenants is subject to important exceptions and qualifications that would allow Holdings, URNA and their respective subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 7 3/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.
7 5/8 percent Senior Notes. In March 2012, Funding SPV issued $1,325 aggregate principal amount of 7 5/8 percent Senior Notes (the “7 5/8 percent Notes”) which are due April 15, 2022. The net proceeds from the sale of the 7 5/8 percent Notes were approximately $1,295 (after deducting the initial purchasers' fees and offering expenses). Upon consummation of the RSC merger, URNA assumed the 7 5/8 percent Notes. The 7 5/8 percent Notes are unsecured and are guaranteed by Holdings and, subject to limited exceptions, URNA's domestic subsidiaries. The 7 5/8 percent Notes may be redeemed on or after April 15, 2017, at specified redemption prices that range from 103.813 percent in 2017, to 100 percent in 2020 and thereafter, plus accrued and unpaid interest. The indenture governing the 7 5/8 percent Notes contains certain restrictive covenants, including, among others, limitations on (i) liens; (ii) additional indebtedness; (iii) mergers, consolidations and acquisitions; (iv) sales, transfers and other dispositions of assets; (v) loans and other investments; (vi) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (vii) dividends, other payments and other matters affecting subsidiaries; (viii) transactions with affiliates; and (ix) designations of unrestricted subsidiaries, as well as a requirement to timely file periodic reports with the SEC. Each of these covenants is subject to important exceptions and qualifications that would allow Holdings, URNA and their respective subsidiaries to engage in these activities under certain conditions. The indenture also requires that, in the event of a change of control (as defined in the indenture), URNA must make an offer to purchase all of the then-outstanding 7 5/8 percent Notes tendered at a purchase price in cash equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, thereon.

Loan Covenants and Compliance
As of December 31, 2012, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
As discussed above, in October 2011, we amended the ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility. Since the October 2011 amendment of the facility and through December 31, 2012, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility will only apply in the future if availability under the ABL facility falls below the greater of 10 percent of the maximum revolver amount under the ABL facility and $150. As discussed above, in September 2012, we amended the accounts receivable securitization facility. Under the accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
Maturities
Maturities of the Company’s debt (exclusive of any unamortized original issue discount) for each of the next five years and thereafter at December 31, 2012 are as follows:

2013	$493
2014	36
2015	197
2016	1,202
2017	11
Thereafter	5,339
Total	$7,278

Our 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt in our consolidated balance sheet because they were redeemable at December 31, 2012. The 4 percent Convertible Senior Notes are reflected in the table above based on the contractual maturity date in 2015.

13.    Subordinated Convertible Debentures
The subordinated convertible debentures included in our consolidated balance sheets reflect the obligation to the Trust. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the Trust.
In August 1998, the Trust issued and sold $300 of QUIPS in a private offering. The Trust used the proceeds from the offering to purchase the Debentures, which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. The initial convertible rate was 1.146 shares of common stock per preferred security (equivalent to an initial conversion price of $43.63 per share). In July 2008, following the completion of a modified “Dutch auction” tender offer, the conversion price of the QUIPS was adjusted to $41.02 and, accordingly, each $50 (fifty dollars) in liquidation preference is now convertible into 1.219 shares of common stock. During the year ended December 31, 2011, we purchased an aggregate of $69 of QUIPS for $68. In connection with this purchase, we retired $69 principal amount of our subordinated convertible debentures and recognized a loss of $2, inclusive of the write-off of capitalized debt issuance costs. This loss is reflected in interest expense-subordinated convertible debentures, net, in our consolidated statements of income. As of December 31, 2012 and 2011, the aggregate amount of Debentures outstanding was $55.
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

14.    Income Taxes
The components of the provision (benefit) for income taxes from continuing operations for each of the three years in the period ended December 31, 2012 are as follows:

	Year ended December 31,
	2012	2011	2010
Current
Federal	$—	$—	$—
Foreign	27	22	16
State and local	2	2	1
	29	24	17
Deferred
Federal	(22)	36	(48)
Foreign	2	1	(1)
State and local	4	2	(9)
	(16)	39	(58)
Total	$13	$63	$(41)

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate of 35 percent to the income (loss) from continuing operations before provision (benefit) for income taxes for each of the three years in the period ended December 31, 2012 is as follows:

	Year ended December 31,
	2012	2011	2010
Computed tax at statutory tax rate	$31	$57	$(22)
State income taxes, net of federal tax benefit (1)	5	3	(8)
Non-deductible expenses and other (2)	(8)	12	(6)
Foreign taxes	(15)	(9)	(5)
Total	$13	$63	$(41)

(1)	2012 state income taxes, net of federal tax benefit includes $8 of expense primarily related to the write-off of certain state deferred tax assets as a result of the RSC acquisition.

(2) 2012 non-deductible expenses and other includes a $6 Canadian tax benefit due to settlements with the Canadian Revenue Authority and a $2 transfer pricing tax benefit. 2011 non-deductible expenses and other includes $6 due to the non-deductibility of certain costs associated with the proposed RSC acquisition and $3 related to an adjustment of federal and state deferred tax liabilities. 2010 non-deductible expenses and other includes a benefit of $7 related to a correction of a deferred tax asset recognized in prior periods.
The components of deferred income tax assets (liabilities) are as follows:

	December 31, 2012			December 31, 2011
	Current	Non Current	Total	Current	Non Current	Total
Reserves and allowances	$61	$58	$119	$45	$33	$78
Intangibles	—	—	—	—	45	45
Debt cancellation and other	—	37	37	—	—	—
Net operating loss and credit carryforwards	204	245	449	59	97	156
Total deferred tax assets	265	340	605	104	175	279
Property and equipment	—	(1,236)	(1,236)	—	(620)	(620)
Intangibles	—	(405)	(405)	—	(5)	(5)
Debt cancellation and other	—	—	—	—	(18)	(18)
Valuation allowance	—	(1)	(1)	—	(2)	(2)
Total deferred tax liability	—	(1,642)	(1,642)	—	(645)	(645)
Total deferred income tax asset (liability)	$265	$(1,302)	$(1,037)	$104	$(470)	$(366)

The Company's liability for unrecognized tax benefits relates to various foreign jurisdictions. The following table summarizes the activity related to the unrecognized tax benefits:

	2012	2011
Balance at January 1	$6	$6
Additions for tax positions of prior years	7	—
Additions for tax positions of prior years related to RSC acquisition	6	—
Settlements	(2)	—
Balance at December 31	$17	$6

The gross unrecognized tax benefits as of December 31, 2012 and 2011 include $6 and $4, respectively, of tax benefits that would impact our effective tax rate if recognized.
We include interest accrued on the underpayment of income taxes in interest expense, and penalties, if any, related to unrecognized tax benefits in selling, general and administrative expense. Interest expense of less than $1 related to income tax was reflected in our consolidated statements of income for each of the years ended December 31, 2012, 2011 and 2010.
We file income tax returns in the United States and in several foreign jurisdictions. With few exceptions, we have completed our domestic and international income tax examinations, or the statute of limitations has expired in the respective jurisdictions, for years prior to 2006. The Internal Revenue Service (“IRS”) has completed audits for periods prior to 2010. Canadian authorities have concluded income tax audits for periods through 2010. The Company paid a cash settlement of $1 in the first quarter of 2010 relating to the 2003 through 2005 Canadian transfer pricing audit, which is now closed. Transfer pricing for 2006 through 2010 is currently under audit. Included in the balance of unrecognized tax benefits at December 31, 2012 are certain tax positions under audit by the Canadian Revenue Authority ("CRA"), and it is reasonably possible that these audits will be concluded within the next 12 months. It is reasonably possible that the conclusion of these audits will result in a settlement of reported unrecognized tax benefits for those tax positions during the next 12 months. However, based on the status of the ongoing audit examinations and alternative settlement options available to the Company for certain of these tax positions, which could include legal proceedings, it is not possible to estimate the amount of the change, if any, to the previously recorded uncertain tax positions.
For financial reporting purposes, income from continuing operations before income taxes for our foreign subsidiaries was $143, $86 and $54 for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, unremitted earnings of foreign subsidiaries were approximately $347. Since it is our intention to indefinitely reinvest these earnings, no U.S. taxes have been provided for these amounts. If we changed our reinvestment policy and decided to remit earnings as a dividend, a deferred tax liability would arise. Determination of the amount of unrecognized deferred tax liability on these unremitted taxes is not practicable.
We have net operating loss carryforwards (“NOLs”) of $1,545 for state income tax purposes that expire from 2013 through 2033. We have recorded a valuation allowance against this deferred asset of less than $1 and $2 as of December 31, 2012 and 2011, respectively. We have NOLs of $1,032 for federal income tax purposes that expire beginning in 2030. We have not recorded a valuation allowance against this deferred tax asset because it is deemed more likely than not that such benefit will be realized in the future. The federal tax benefit of NOLs for 2012 was $16.

15.    Commitments and Contingencies
Derivative Litigation and Stockholder Class Action Lawsuits
As previously reported, following our August 2004 announcement that the SEC had commenced a non-public, fact-finding inquiry concerning the Company, an alleged stockholder filed an action in Connecticut State Superior Court, Judicial District of Norwalk/Stamford at Stamford, purportedly suing derivatively on the Company's behalf. The action, entitled Gregory Riegel v. John N. Milne, et al., named as defendants certain of our current and/or former directors and/or officers, and named the Company as a nominal defendant. The complaint asserted, among other things, that the defendants breached their fiduciary duties to the Company by causing or allowing the Company to disseminate misleading and inaccurate information to stockholders and the market and by failing to establish and maintain adequate accounting controls, thus exposing the Company to damages. The parties to the Riegel action agreed that the proceedings in this action would be stayed pending the resolution of the motions to dismiss in certain previously filed purported stockholder class actions. As previously reported, those purported stockholder class actions were commenced in 2004 and were dismissed with prejudice, pursuant to a stipulation of settlement in May 2009. We previously announced on September 8, 2008 that we had also reached a final settlement with the SEC of its inquiry. On or about July 6, 2012, plaintiff withdrew this action against all defendants.
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
We are subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from these ordinary course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Indemnification
The Company indemnifies its officers and directors pursuant to indemnification agreements and may in addition indemnify these individuals as permitted by Delaware law.
Operating Leases
We lease rental equipment, real estate and certain office equipment under operating leases. Certain real estate leases require us to pay maintenance, insurance, taxes and certain other expenses in addition to the stated rental payments. Future minimum lease payments by year and in the aggregate, for non-cancelable operating leases with initial or remaining terms of one year or more are as follows at December 31, 2012:

	Real Estate Leases	Non-Rental Equipment Leases
2013	$102	$29
2014	85	22
2015	72	19
2016	58	15
2017	40	14
Thereafter	82	16
Total	$439	$115
Our real estate leases provide for varying terms, including customary escalation clauses. We evaluate our operating leases in accordance with GAAP. Our leases generally include default provisions that are customary, and do not contain material adverse change clauses, cross-default provisions or subjective default provisions. In these leases, the occurrence of an event of default is objectively determinable based on predefined criteria. Based on the facts and circumstances that existed at lease inception and with consideration of our history as a lessee, we believe that it is reasonable to assume that an event of default will not occur.
Rent expense under all non-cancelable real estate, rental equipment and other equipment operating leases totaled $175, $122 and $129 for the years ended December 31, 2012, 2011 and 2010, respectively.
Capital Leases
Capital lease obligations consist primarily of vehicle and building leases with periods expiring at various dates through 2028. Capital lease obligations were $148 and $39 at December 31, 2012 and 2011, respectively. The following table presents capital lease financial statement information for the years ended December 31, 2012, 2011 and 2010, except for balance sheet information, which is presented as of December 31, 2012 and 2011:

	2012	2011	2010
Depreciation of rental equipment	$15	$3	$6
Non-rental depreciation and amortization	4	4	4
Rental equipment	167	51
Less accumulated depreciation	(23)	(24)
Rental equipment, net	144	27
Property and equipment, net:
Non-rental vehicles	23	9
Buildings	17	17
Less accumulated depreciation and amortization	(9)	(13)
Property and equipment, net	$31	$13

Future minimum lease payments for capital leases for each of the next five years and thereafter at December 31, 2012 are as follows:

2013	$46
2014	40
2015	32
2016	20
2017	12
Thereafter	17
Total	167
Less amount representing interest	(19)
Capital lease obligations	$148
Employee Benefit Plans

We currently sponsor two defined contribution 401(k) retirement plans, which are subject to the provisions of the Employee Retirement Income Security Act of 1974. We also sponsor a deferred profit sharing plan for the benefit of the full-time employees of our Canadian subsidiaries. Under these plans, we match a percentage of the participants’ contributions up to a specified amount. Company contributions to the plans were $11, $6 and $2 in the years ended December 31, 2012, 2011 and 2010, respectively. The increase in company contributions in 2012 from 2011 was primarily due to the impact of the RSC acquisition. The increase in company contributions in 2011 from 2010 was primarily due to an increase in the maximum amount of the Company's matching contribution, which reflected a decision made in response to improvements in the economic environment.
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

16.    Common Stock
We have 500 million authorized shares of common stock, $0.01 par value. At December 31, 2012 and 2011, there were (i) 1.3 million and 1.5 million shares of common stock reserved for issuance pursuant to options granted under our stock option plans, respectively, (ii) 1.3 million shares of common stock reserved for the conversion of outstanding QUIPS of the Trust, respectively, (iii) 0.0 million and 1.0 million shares of common stock reserved for the conversion of 1 7/8 percent Convertible Notes, respectively, and (iv) 18.9 million shares of common stock reserved for the conversion of 4 percent Convertible Notes. As discussed above (see note 12 “Debt”), based on the price of our common stock during the fourth quarter of 2012, holders of the 4 percent Convertible Notes may redeem them during the first quarter of 2013 at a conversion price of approximately $11.11 per share of common stock. Between January 1, 2013 (the beginning of the first quarter) and January 21, 2013, none of the 4 percent Convertible Notes were redeemed.
As of December 31, 2012, there were an aggregate of 1.4 million outstanding time and performance-based restricted stock units which vest in 2013, 2014, 2015 and 2016, and there were 2.9 million shares available for grant of stock and options under our 2010 Long Term Incentive Plan.
A summary of the transactions within the Company’s stock option plans follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2010	2,782	$15.40
Granted	851	8.43
Exercised	(196)	5.63
Canceled	(84)	11.71
Outstanding at December 31, 2010	3,353	14.30
Granted	63	31.49
Exercised	(1,831)	19.25
Canceled	(49)	7.85
Outstanding at December 31, 2011	1,536	9.30
Granted	1,148	22.17
Exercised	(1,362)	15.42
Canceled	(34)	32.26
Outstanding at December 31, 2012	1,288	13.69
Exercisable at December 31, 2010	1,932	$19.98
Exercisable at December 31, 2011	674	$10.14
Exercisable at December 31, 2012	770	$10.97

As of December 31, 2012 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Amount Exercisable	Weighted Average Exercise Price
$0.01-5.00	297	6.2	$3.38	297	$3.38
5.01-10.00	431	7.2	8.37	165	8.34
10.01-15.00	121	6.0	14.09	105	14.21
15.01-20.00	131	5.3	16.14	87	16.61
20.01-25.00	24	4.3	22.97	24	22.97
25.01-30.00	149	7.2	25.85	62	26.12
30.01-35.00	84	8.0	31.96	30	32.13
35.01-40.00	—	0	—	—	—
40.01-45.00	51	9.1	41.25	—	—
	1,288		$13.69	770	$10.97

Stockholders’ Rights Plan. Our stockholders' rights plan expired in accordance with its terms on September 27, 2011. Our board of directors elected not to renew or extend the plan.

17.    Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2012 (1):
Total revenues	$656	$993	$1,219	$1,249	$4,117
Gross profit	213	374	505	495	1,587
Operating income	87	46	222	236	591
Income (loss) from continuing operations	13	(52)	73	41	75
Earnings (loss) per share from continuing operations—basic	0.21	(0.63)	0.78	0.45	0.91
Earnings (loss) per share from continuing operations—diluted (3)	0.17	(0.63)	0.70	0.40	0.79
Net income (loss)	13	(52)	73	41	75
For the year ended December 31, 2011 (2):
Total revenues	$523	$629	$713	$746	$2,611
Gross profit	138	211	274	275	898
Operating income	30	95	156	115	396
(Loss) income from continuing operations	(20)	28	65	28	101
(Loss) earnings per share from continuing operations—basic	(0.34)	0.45	1.04	0.45	1.62
(Loss) earnings per share from continuing operations—diluted (3)	(0.34)	0.38	0.91	0.39	1.38
Net (loss) income	(20)	27	65	29	101

(1)
During the fourth quarter of 2012, we recognized $13 of charges related to the RSC merger. Additionally, during the quarter, we recognized restructuring charges of $6, primarily reflecting branch closure charges associated with the RSC merger. During the quarter, we also recognized asset impairment charges of $2 which are primarily reflected in non-rental depreciation and amortization and principally relate to write-offs of leasehold improvements and other fixed assets. During the fourth quarter of 2012, we redeemed our 10 7/8 percent Senior Notes and all of our outstanding 1 7/8 percent Convertible Senior Subordinated Notes were converted. Upon redemption/conversion, we recognized a loss of $72 in interest expense, net. The loss represents the difference between the net carrying amount and the total purchase/

conversion price of these securities. During the quarter, we also recognized a benefit of $6 in cost of equipment rentals, excluding depreciation related to our provision for self-insurance reserves. Additionally, operating income for the fourth quarter 2012 includes $8 of costs, in the aggregate, primarily related to the merger, which should have been recognized in the second and third quarters of 2012. There is no impact on 2012 full year operating income.

(2)
During the fourth quarter of 2011, we recognized $19 of charges associated with the RSC acquisition. Additionally, during the quarter, we closed 18 branches and recognized restructuring charges of $14. During the quarter, we also recognized asset impairment charges of $3 which are primarily reflected in non-rental depreciation and amortization and principally relate to write-offs of leasehold improvements and other fixed assets in connection with our closed restructuring program. In the quarter, we also purchased an aggregate of $32 of QUIPS for $32. In connection with this transaction, we retired $32 principal amount of our subordinated convertible debentures and recognized a loss of $1 in interest expense-subordinated convertible debentures, net, inclusive of the write-off of capitalized debt issuance costs. Interest expense, net for the fourth quarter of 2011 also includes a loss of $3 reflecting write-offs of debt issuance costs associated with the amendment of our ABL facility discussed above. During the quarter, we also recognized a benefit of $8 in cost of equipment rentals, excluding depreciation related to our provision for self-insurance reserves.

(3)	Diluted earnings (loss) per share from continuing operations includes the after-tax impacts of the following:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
For the year ended December 31, 2012:
RSC merger related costs (4)	$(0.09)	$(0.60)	$(0.05)	$(0.08)	$(0.72)
RSC merger related intangible asset amortization (5)	—	(0.21)	(0.25)	(0.25)	(0.74)
Impact on depreciation related to acquired RSC fleet and property and equipment (6)	—	0.02	0.02	—	0.03
Impact of the fair value mark-up of acquired RSC fleet and inventory (7)	—	(0.05)	(0.09)	(0.09)	(0.24)
Pre-close RSC merger related interest expense (8)	(0.10)	(0.12)	—	—	(0.19)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (9)	—	0.01	0.01	0.01	0.03
Restructuring charge (10)	—	(0.39)	(0.23)	(0.03)	(0.64)
Asset impairment charge (11)	—	(0.02)	(0.06)	(0.01)	(0.10)
Loss on extinguishment of debt securities, including subordinated convertible debentures, and ABL amendment (12)	—	—	—	(0.41)	(0.45)
Gain on sale of software subsidiary (13)	—	0.07	—	(0.01)	0.05
For the year ended December 31, 2011:
RSC merger related costs (4)	—	$—	$—	$(0.25)	$(0.25)
Restructuring charge (10)	(0.01)	$(0.01)	$(0.01)	$(0.12)	$(0.16)
Asset impairment charge (11)	—	(0.01)	—	(0.03)	(0.04)
Loss on extinguishment of debt securities, including subordinated convertible debentures, and ABL amendment (12)	(0.01)	—	—	(0.03)	(0.04)

(4)	This reflects transaction costs associated with the RSC acquisition discussed in note 3 to our consolidated financial statements.

(5)	This reflects the amortization of the intangible assets acquired in the RSC acquisition.

(6)
This reflects the impact of extending the useful lives of equipment acquired in the RSC acquisition, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.

(7)
This reflects additional costs recorded in cost of rental equipment sales, cost of equipment rentals, excluding depreciation, and cost of contractor supplies sales associated with the fair value mark-up of rental equipment and inventory acquired in the RSC acquisition. The costs relate to equipment and inventory acquired in the RSC acquisition and subsequently sold.

(8)
As discussed in note 12 to our consolidated financial statements, in March 2012, we issued $2,825 of debt in connection with the RSC merger. The pre-close RSC merger related interest expense reflects the interest expense recorded on this debt prior to the acquisition date.

(9)
This reflects a reduction of interest expense associated with the fair value mark-up of debt acquired in the RSC acquisition. See note 12 to our consolidated financial statements for additional detail on the acquired debt.

(10)	As discussed in note 5 to our consolidated financial statements, this reflects severance costs and branch closure charges associated with the RSC merger and our closed restructuring program.

(11)
As discussed in note 5 to our consolidated financial statements, this charge primarily reflects write-offs of leasehold improvements and other fixed assets in connection with the RSC acquisition and our closed restructuring program.

(12)
This reflects losses on the extinguishment of certain debt securities, including subordinated convertible debentures, and write-offs of debt issuance costs associated with the October 2011 amendment of our ABL facility.

(13)	This reflects a gain recognized upon the sale of a former subsidiary that developed and marketed software.

18.    Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. There were no adjustments to the 2010 weighted-average number of common shares reflected in the diluted losses per share in the table below due to the loss for the year ended December 31, 2010. The diluted earnings (losses) per share for the years ended December 31, 2012, 2011 and 2010 exclude the impact of approximately 1.8 million, 2.2 million and 10.9 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Income (loss) from continuing operations	$75	$101	$(22)
Convertible debt interest—1 7/8 percent notes	—	—	—
Income (loss) from continuing operations available to common stockholders	75	101	(22)
Loss from discontinued operation	—	—	(4)
Net income (loss) available to common stockholders	$75	$101	$(26)
Denominator:
Denominator for basic earnings (loss) per share—weighted-average common shares	82,960	62,184	60,455
Effect of dilutive securities:
Employee stock options and warrants	720	1,037	—
Convertible subordinated notes—1 7/8 percent	—	1,015	—
Convertible subordinated notes—4 percent	10,632	8,532	—
Restricted stock units	536	581	—
Denominator for diluted earnings (loss) per share—adjusted weighted-average common shares	94,848	73,349	60,455
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.91	$1.62	$(0.38)
Loss from discontinued operation	—	—	(0.06)
Net income (loss)	$0.91	$1.62	$(0.44)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.79	$1.38	$(0.38)
Loss from discontinued operation	—	—	(0.06)
Net income (loss)	$0.79	$1.38	$(0.44)

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

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2012

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$20	$—	$86	$—	$—	$106
Accounts receivable, net	—	43	—	146	604	—	793
Intercompany receivable (payable)	168	(108)	(49)	(163)	—	152	—
Inventory	—	60	—	8	—	—	68
Prepaid expenses and other assets	—	87	10	14	—	—	111
Deferred taxes	—	263	—	2	—	—	265
Total current assets	168	365	(39)	93	604	152	1,343
Rental equipment, net	—	4,357	—	609	—	—	4,966
Property and equipment, net	41	333	16	38	—	—	428
Investments in subsidiaries	1,575	1,029	932	—	—	(3,536)	—
Goodwill and other intangibles, net	—	3,804	—	366	—	—	4,170
Other long-term assets	4	115	—	—	—	—	119
Total assets	$1,788	$10,003	$909	$1,106	$604	$(3,384)	$11,026
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$137	$40	$—	$—	$453	$—	$630
Accounts payable	—	243	—	43	—	—	286
Accrued expenses and other liabilities	1	361	33	40	—	—	435
Total current liabilities	138	644	33	83	453	—	1,351
Long-term debt	—	6,522	150	7	—	—	6,679
Subordinated convertible debentures	55	—	—	—	—	—	55
Deferred taxes	21	1,199	—	82	—	—	1,302
Other long-term liabilities	—	63	—	2	—	—	65
Total liabilities	214	8,428	183	174	453	—	9,452
Temporary equity (note 12)	31	—	—	—	—	—	31
Total stockholders’ equity (deficit)	1,543	1,575	726	932	151	(3,384)	1,543
Total liabilities and stockholders’ equity (deficit)	$1,788	$10,003	$909	$1,106	$604	$(3,384)	$11,026

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2011

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$6	$—	$30	$—	$—	$36
Accounts receivable, net	—	19	9	98	338	—	464
Intercompany receivable (payable)	114	(876)	772	(154)	—	144	—
Inventory	—	21	15	8	—	—	44
Prepaid expenses and other assets	—	55	1	19	—	—	75
Deferred taxes	—	100	3	1	—	—	104
Total current assets	114	(675)	800	2	338	144	723
Rental equipment, net	—	1,345	836	436	—	—	2,617
Property and equipment, net	41	177	120	28	—	—	366
Investments in subsidiaries	227	2,144	462	—	—	(2,833)	—
Goodwill and other intangibles, net	—	130	102	140	—	—	372
Other long-term assets	4	60	1	—	—	—	65
Total assets	$386	$3,181	$2,321	$606	$338	$(2,689)	$4,143
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$129	$8	$—	$3	$255	$—	$395
Accounts payable	—	120	47	39	—	—	206
Accrued expenses and other liabilities	31	139	48	45	—	—	263
Total current liabilities	160	267	95	87	255	—	864
Long-term debt	—	2,444	142	6	—	—	2,592
Subordinated convertible debentures	55	—	—	—	—	—	55
Deferred taxes	16	241	165	48	—	—	470
Other long-term liabilities	52	2	2	3	—	—	59
Total liabilities	283	2,954	404	144	255	—	4,040
Temporary equity (note 12)	39	—	—	—	—	—	39
Total stockholders’ equity (deficit)	64	227	1,917	462	83	(2,689)	64
Total liabilities and stockholders’ equity (deficit)	$386	$3,181	$2,321	$606	$338	$(2,689)	$4,143

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2012

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV (1)	Eliminations	Total
Revenues:
Equipment rentals	$—	$2,699	$249	$507	$—	$—	$3,455
Sales of rental equipment	—	318	32	49	—	—	399
Sales of new equipment	—	60	7	26	—	—	93
Contractor supplies sales	—	60	7	20	—	—	87
Service and other revenues	—	58	8	17	—	—	83
Total revenues	—	3,195	303	619	—	—	4,117
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	1,071	116	205	—	—	1,392
Depreciation of rental equipment	—	558	50	91	—	—	699
Cost of rental equipment sales	—	223	20	31	—	—	274
Cost of new equipment sales	—	48	6	20	—	—	74
Cost of contractor supplies sales	—	44	5	13	—	—	62
Cost of service and other revenues	—	21	3	5	—	—	29
Total cost of revenues	—	1,965	200	365	—	—	2,530
Gross profit	—	1,230	103	254	—	—	1,587
Selling, general and administrative expenses	—	455	47	74	12	—	588
RSC merger related costs	—	111	—	—	—	—	111
Restructuring charge	—	95	—	4	—	—	99
Non-rental depreciation and amortization	16	160	5	17	—	—	198
Operating (loss) income	(16)	409	51	159	(12)	—	591
Interest expense (income), net	13	432	35	3	33	(4)	512
Interest expense-subordinated convertible debentures	4	—	—	—	—	—	4
Other (income) expense, net	(86)	123	10	12	(72)	—	(13)
Income (loss) before provision (benefit) for income taxes	53	(146)	6	144	27	4	88
Provision (benefit) for income taxes	60	(101)	15	28	11	—	13
(Loss) income before equity in net earnings (loss) of subsidiaries	(7)	(45)	(9)	116	16	4	75
Equity in net earnings (loss) of subsidiaries	82	127	118	—	—	(327)	—
Net income (loss)	75	82	109	116	16	(323)	75
Other comprehensive income (loss)	9	9	8	3	—	(20)	9
Comprehensive income (loss)	$84	$91	$117	$119	$16	$(343)	$84

(1)	Includes interest expense prior to the April 30, 2012 RSC acquisition date on the merger financing debt issued by Funding SPV, as discussed further in note 12 to our consolidated financial statements.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2011

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$1,037	$742	$372	$—	$—	$2,151
Sales of rental equipment	—	117	63	28	—	—	208
Sales of new equipment	—	38	21	25	—	—	84
Contractor supplies sales	—	37	25	23	—	—	85
Service and other revenues	—	43	22	18	—	—	83
Total revenues	—	1,272	873	466	—	—	2,611
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	479	352	161	—	—	992
Depreciation of rental equipment	—	220	137	66	—	—	423
Cost of rental equipment sales	—	80	44	18	—	—	142
Cost of new equipment sales	—	30	17	20	—	—	67
Cost of contractor supplies sales	—	26	17	15	—	—	58
Cost of service and other revenues	—	19	7	5	—	—	31
Total cost of revenues	—	854	574	285	—	—	1,713
Gross profit	—	418	299	181	—	—	898
Selling, general and administrative expenses	7	162	143	75	20	—	407
RSC merger related costs	—	19	—	—	—	—	19
Restructuring charge	—	7	9	3	—	—	19
Non-rental depreciation and amortization	15	19	17	6	—	—	57
Operating (loss) income	(22)	211	130	97	(20)	—	396
Interest expense (income), net	12	207	6	4	4	(5)	228
Interest expense-subordinated convertible debentures, net	7	—	—	—	—	—	7
Other (income) expense, net	(73)	61	37	12	(40)	—	(3)
Income (loss) from continuing operations before provision (benefit) for income taxes	32	(57)	87	81	16	5	164
Provision (benefit) for income taxes	9	(4)	28	24	6	—	63
Income (loss) before equity in net earnings (loss) of subsidiaries	23	(53)	59	57	10	5	101
Equity in net earnings (loss) of subsidiaries	78	131	62	—	—	(271)	—
Net income (loss)	101	78	121	57	10	(266)	101
Other comprehensive (loss) income	(12)	(12)	(11)	(6)	—	29	(12)
Comprehensive income (loss)	$89	$66	$110	$51	$10	$(237)	$89

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2010

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Revenues:
Equipment rentals	$—	$940	$629	$265	$—	$—	$1,834
Sales of rental equipment	—	73	48	23	—	—	144
Sales of new equipment	—	41	18	19	—	—	78
Contractor supplies sales	—	41	30	24	—	—	95
Service and other revenues	—	46	23	17	—	—	86
Total revenues	—	1,141	748	348	—	—	2,237
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	463	331	130	—	—	924
Depreciation of rental equipment	—	214	130	45	—	—	389
Cost of rental equipment sales	—	51	36	16	—	—	103
Cost of new equipment sales	—	34	15	16	—	—	65
Cost of contractor supplies sales	—	30	20	16	—	—	66
Cost of service and other revenues	—	20	9	3	—	—	32
Total cost of revenues	—	812	541	226	—	—	1,579
Gross profit	—	329	207	122	—	—	658
Selling, general and administrative expenses	21	149	121	56	20	—	367
Restructuring charge	—	21	13	—	—	—	34
Non-rental depreciation and amortization	13	26	17	4	—	—	60
Operating (loss) income	(34)	133	56	62	(20)	—	197
Interest expense (income), net	12	237	6	(3)	4	(1)	255
Interest expense-subordinated convertible debentures, net	8	—	—	—	—	—	8
Other (income) expense, net	(62)	54	28	12	(35)	—	(3)
Income (loss) from continuing operations before provision (benefit) for income taxes	8	(158)	22	53	11	1	(63)
Provision (benefit) for income taxes	3	(78)	7	22	5	—	(41)
Income (loss) from continuing operations	5	(80)	15	31	6	1	(22)
Loss from discontinued operation, net of taxes	—	(4)	—	—	—	—	(4)
Income (loss) before equity in net (loss) earnings of subsidiaries	5	(84)	15	31	6	1	(26)
Equity in net (loss) earnings of subsidiaries	(31)	53	32	—	—	(54)	—
Net (loss) income	(26)	(31)	47	31	6	(53)	(26)
Other comprehensive income (loss)	20	20	20	13	—	(53)	20
Comprehensive (loss) income	$(6)	$(11)	$67	$44	$6	$(106)	$(6)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2012

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$7	$642	$150	$153	$(231)	$—	$721
Net cash used in investing activities	(7)	(1,851)	(155)	(91)	—	—	(2,104)
Net cash provided by (used in) financing activities	—	1,223	5	(6)	231	—	1,453
Effect of foreign exchange rates	—	—	—	—	—	—	—
Net increase in cash and cash equivalents	—	14	—	56	—	—	70
Cash and cash equivalents at beginning of period	—	6	—	30	—	—	36
Cash and cash equivalents at end of period	$—	$20	$—	$86	$—	$—	$106

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2011

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$280	$236	$132	$(36)	$—	$612
Net cash used in investing activities	(13)	(315)	(241)	(296)	—	—	(865)
Net cash provided by (used in) financing activities	13	37	5	(11)	36	—	80
Effect of foreign exchange rates	—	—	—	6	—	—	6
Net increase (decrease) in cash and cash equivalents	—	2	—	(169)	—	—	(167)
Cash and cash equivalents at beginning of period	—	4	—	199	—	—	203
Cash and cash equivalents at end of period	$—	$6	$—	$30	$—	$—	$36

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Year Ended December 31, 2010

				Non-Guarantor Subsidiaries
	Parent	URNA	Guarantor Subsidiaries	Foreign	SPV	Eliminations	Total
Net cash provided by (used in) operating activities	$14	$304	$77	$82	$(25)	$—	$452
Net cash used in investing activities	(13)	(78)	(82)	(50)	—	—	(223)
Net cash (used in) provided by financing activities	(1)	(227)	2	(2)	25	—	(203)
Effect of foreign exchange rate	—	—	—	8	—	—	8
Net (decrease) increase in cash and cash equivalents	—	(1)	(3)	38	—	—	34
Cash and cash equivalents at beginning of period	—	5	3	161	—	—	169
Cash and cash equivalents at end of period	$—	$4	$—	$199	$—	$—	$203

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
UNITED RENTALS, INC.
(In millions)

Description	Balance at Beginning of Period	Acquired	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2012:
Allowance for doubtful accounts	$33	$13	$37	$19	(a)	$64
Reserve for obsolescence and shrinkage	2	1	13	13	(b)	3
Self-insurance reserve	83	21	84	91	(c)	97
Year ended December 31, 2011:
Allowance for doubtful accounts	$29	$—	$21	$17	(a)	$33
Reserve for obsolescence and shrinkage	1	—	5	4	(b)	2
Self-insurance reserve	93	—	65	75	(c)	83
Year ended December 31, 2010:
Allowance for doubtful accounts	$25	$—	$21	$17	(a)	$29
Reserve for obsolescence and shrinkage	1	—	6	6	(b)	1
Self-insurance reserve	83	—	94	84	(c)	93

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
The Company’s management carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2012. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of United Rentals, Inc.

We have audited United Rentals, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Rentals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, United Rentals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Rentals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012 of United Rentals, Inc. and our report dated January 23, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Stamford, Connecticut
January 23, 2013

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”), which will be filed with the SEC on or before April 30, 2013.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to the applicable information in the 2013 Proxy Statement, which will be filed with the SEC on or before April 30, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the applicable information in the 2013 Proxy Statement, which will be filed with the SEC on or before April 30, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the applicable information in the 2013 Proxy Statement, which will be filed with the SEC on or before April 30, 2013.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the applicable information in the 2013 Proxy Statement, which will be filed with the SEC on or before April 30, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this report
(1) Consolidated financial statements:
Report of Independent Registered Public Accounting Firm on Financial Statements
United Rentals, Inc. Consolidated Balance Sheets-December 31, 2012 and 2011
United Rentals, Inc. Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
United Rentals, Inc. Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
United Rentals, Inc. Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010
United Rentals, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to consolidated financial statements
(2) Schedules to the financial statements:
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

2	(b)
Agreement and Plan of Merger, dated as of April 30, 2012, by and between United Rentals (North America), Inc. and UR Merger Sub Corporation (incorporated by reference to Exhibit 1.1 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

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

3	(d)	By-laws of United Rentals (North America), Inc., dated February 17, 2012 (incorporated by reference to Exhibit 3(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2012)

4	(a)
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

Exhibit Number		Description of Exhibit
4	(d)
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
Second Supplemental Indenture, dated as of April 30, 2012, relating to the 1 7/8 percent Convertible Senior Subordinated Notes due 2023 among United Rentals (North America), Inc., United Rentals, Inc., UR Merger Sub Corporation and the Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.7 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4	(p)
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

4	(r)
First Supplemental Indenture, dated as of April 30, 2012, relating to the 10 7/8 percent Senior Notes due 2016, among United Rentals (North America), Inc., United Rentals, Inc., the Subsidiaries named in Schedule I, UR Merger Sub Corporation and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.5 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4	(s)	Form of 10 7/8 percent Senior Notes due 2016 (incorporated by reference to Exhibits A-1 and A-2 of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on June 12, 2009)

Exhibit Number		Description of Exhibit

4	(t)
Indenture, dated as of November 17, 2009, relating to 4 percent Convertible Senior Notes due 2015, between United Rentals, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

4	(u)	Form of 4 percent Convertible Senior Notes due 2015 (incorporated by reference to Exhibit A of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

4	(v)
Indenture, dated as of November 17, 2009, relating to 9 1/4 percent Senior Notes due 2019, among United Rentals (North America), Inc., United Rentals, Inc., United Rentals (North America), Inc.'s subsidiaries named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

4	(w)
First Supplemental Indenture, dated April 30, 2012, relating to 9 1/4 percent Senior Notes due 2019, among United Rentals (North America), Inc., United Rentals, Inc., the subsidiaries named therein, UR Merger Sub Corporation and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.4 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4	(x)	Form of 9 1/4 percent Senior Notes due 2019 (incorporated by reference to Exhibit A of Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009)

4	(y)
Indenture, dated as of October 26, 2010, relating to 8 3/8 percent Senior Subordinated Notes due 2020, among United Rentals (North America), Inc., United Rentals, Inc., United Rentals (North America), Inc.'s subsidiaries named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on October 26, 2010)

4	(z)
Supplemental Indenture, dated as of December 1, 2010, relating to 8 3/8 percent Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4(ff) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)

4	(aa)
Second Supplemental Indenture, dated as of April 30, 2012, relating to 8 3/8 percent Senior Subordinated Notes due 2020, among United Rentals (North America), Inc., United Rentals, Inc., the subsidiaries named therein, UR Merger Sub Corporation and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.6 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4	(bb)	Form of 8 3/8 percent Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit A of Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on October 26, 2010)

4	(cc)
Indenture, dated as of March 9, 2012, relating to 5 3/4 percent Senior Secured Notes due 2018, between UR Financing Escrow Corporation and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.3 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

4	(dd)
First Supplemental Indenture, dated as of April 30, 2012, relating to 5 3/4 percent Senior Secured Notes due 2018, among UR Financing Escrow Corporation, UR Merger Sub Corporation, United Rentals, Inc., the subsidiaries named therein and Wells Fargo Bank, National Association and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4	(ee)
Indenture, dated as of March 9, 2012, relating to 7 3/8 percent Senior Notes due 2020, between UR Financing Escrow Corporation and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

4	(ff)
First Supplemental Indenture, dated as of April 30, 2012, relating to 7 3/8 percent Senior Notes due 2020, among UR Financing Escrow Corporation. UR Merger Sub Corporation, United Rentals, Inc., the subsidiaries named therein, Wells Fargo Bank, National Association and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4	(gg)
Indenture, dated as of March 9, 2012, relating to 7 5/8 percent Senior Notes due 2022, between UR Financing Escrow Corporation and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

Exhibit Number		Description of Exhibit
4	(hh)
First Supplemental Indenture, dated as of April 30, 2012, relating to 7 5/8 percent Senior Notes due 2022, among UR Financing Escrow Corporation, UR Merger Sub Corporation, United Rentals, Inc., the subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

4	(ii)
Indenture, dated as of October 30, 2012, relating to 6 1/8 percent Senior Notes due 2023, among United Rentals (North America), Inc., United Rentals, Inc., the subsidiaries named therein and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Report on Form 8-K filed on October 30, 2012)

4	(jj)
Indenture, dated as of November 17, 2009, relating to 10 1/4 percent Senior Notes due 2019, among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.1 of the RSC Holdings Inc. Report on Form 8-K filed on November 17, 2009)

4	(kk)
First Supplemental Indenture, dated as of April 30, 2012, relating to RSC 10 1/4 percent Senior Notes due 2019, between UR Merger Sub Corporation and Wells Fargo. as Trustee (incorporated by reference to Exhibit 4.8 of the United Rentals, Inc. Form 8-K filed on May 3, 2012)

4	(ll)
Second Supplemental Indenture, dated as of April 30, 2012, relating to RSC 10 1/4 percent Senior Notes due 2019, among UR Merger Sub Corporation, the subsidiaries named therein and Wells Fargo, as Trustee (incorporated by reference to Exhibit 4.9 of the United Rentals, Inc. Form 8-K filed on May 3, 2012)

4	(mm)
Indenture, dated as of January 19, 2011, relating to 8 1/4 percent Senior Notes due 2021, among RSC Equipment Rental, Inc., RSC Holdings III, LLC and Wells Fargo Bank, National Association, as Trustee (including the Form of Note) (incorporated by reference to Exhibit 4.1 of the RSC Holdings Inc. Form 8-K filed on January 20, 2011)

4	(nn)
First Supplemental Indenture, dated as of April 30, 2012, relating to RSC 8 1/4 percent Senior Notes due 2021, between UR Merger Sub Corporation and Wells Fargo, as Trustee (incorporated by reference to Exhibit 4.10 of the United Rentals, Inc. Form 8-K filed on May 3, 2012)

4	(oo)
Second Supplemental Indenture, dated as of April 30, 2012, relating to RSC 8 1/4 percent Senior Notes due 2021, among UR Merger Sub Corporation, the subsidiaries named therein and Wells Fargo, as Trustee (incorporated by reference to Exhibit 4.11 of the United Rentals, Inc. Form 8-K filed on May 3, 2012)

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

10	(f)*	United Rentals, Inc. Deferred Compensation Plan for Directors, as amended and restated, effective January 1, 2013‡

10	(g)
United Rentals, Inc. Deferred Compensation Plan for Directors, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(h)
Amendment Number One to the United Rentals, Inc. Deferred Compensation Plan for Directors, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10(h) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

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
Form of United Rentals, Inc. 2012 Performance Award Agreement for Senior Management (incorporated by reference to Exhibit 10(j) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2012)‡

10	(o)
Form of United Rentals, Inc. 2010 Long-Term Incentive Plan Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2010)‡

10	(p)
Form of United Rentals, Inc. 2010 Long Term Incentive Plan Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2011)‡

10	(q)
United Rentals, Inc. Restricted Stock Unit Deferral Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(r)
Amendment Number One to the United Rentals, Inc. Restricted Stock Unit Deferral Plan, as amended and restated, effective December 16, 2008 (incorporated by reference to Exhibit 10(p) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(s)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(t)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Senior Management, effective for grants of awards beginning in 2009 (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2009)‡

10	(u)
Form of United Rentals, Inc., Restricted Stock Unit Agreement for Senior Management, effective for grants of awards beginning in 2010 (incorporated by reference to Exhibit 10(e) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(v)
Form of United Rentals, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10(c) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2006)‡

10	(w)
Form of United Rentals, Inc. 2010 Long Term Incentive Plan Restricted Stock Unit Agreement (Performance-Based) (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2011) ‡

10	(x)
Form of United Rentals, Inc. Stock Option Agreement for Senior Management (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 10-Q for the quarter ended June 30, 2009)‡

10	(y)
Form of United Rentals, Inc. Stock Option Agreement for Senior Management, effective for grants of awards beginning in 2010 (incorporated by reference to Exhibit 10(d) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(z)	Form of Directors Option Agreement of United Rentals, Inc. (incorporated by reference to Exhibit 99.1 of the United Rentals, Inc. Report on Form 8-K filed on March 8, 2005)‡

Exhibit Number		Description of Exhibit
10	(aa)
Board of Directors compensatory plans, as described under the caption "Director Compensation" in the United Rentals, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission (in connection with the Annual Meeting of Stockholders) on or before April 30, 2013, are hereby incorporated by reference

10	(bb)	RSC Holdings Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the United Rentals, Inc. Registration Statement on Form S-8, No. 333-181084 filed on May 1, 2012)

10	(cc)
Employment Agreement, dated as of August 22, 2008, between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on August 25, 2008)‡

10	(dd)
First (renumbered Second) Amendment, dated January 15, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on January 15, 2009)‡***

10	(ee)
Third Amendment, dated March 13, 2009, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on March 17, 2009)‡

10	(ff)
Fourth Amendment, effective as of August 22, 2008, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland (incorporated by reference to Exhibit 10(dd) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010) ‡

10	(gg)*	Fifth Amendment, effective October 22, 2012, to the Employment Agreement between United Rentals, Inc. and Michael J. Kneeland‡

10	(hh)
Form of 2001 Comprehensive Stock Plan Restricted Stock Unit Agreement with Michael J. Kneeland (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on August 25, 2008)‡

10	(ii)
Employment Agreement, dated as of December 1, 2008, between United Rentals, Inc. and William B. Plummer (including Restricted Stock Unit Agreement) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on November 25, 2008)‡

10	(jj)
Second Amendment, effective as of December 1, 2008, to the Employment Agreement between United Rentals, Inc. and William B. Plummer (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(kk)
Third Amendment, dated as of December 22, 2011, to the Employment Agreement between United Rentals, Inc. and William B. Plummer (incorporated by reference to Exhibit 10(hh) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2011)‡

10	(ll)
Fourth Amendment, dated as of March 28, 2012, to the Employment Agreement between United Rentals, Inc. and William B. Plummer (incorporated by reference to Exhibit 10(g) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2012) ‡

10	(mm)
Employment Agreement, dated August 30, 2006, between United Rentals, Inc. and John Fahey (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on September 1, 2006)‡

10	(nn)
First Amendment, effective as of August 30, 2006, to the Employment Agreement between United Rentals, Inc. and John Fahey (incorporated by reference to Exhibit 10(ii) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(oo)
Employment Agreement, last dated September 3, 2008, between United Rentals, Inc. and Ken DeWitt (incorporated by reference to Exhibit 10(f) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2009)‡

10	(pp)
First Amendment, effective as of September 3, 2008, to the Employment Agreement between United Rentals, Inc. and Ken DeWitt (incorporated by reference to Exhibit 10(kk) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(qq)
Severance Agreement and General Release, effective as of December 7, 2011, between United Rentals, Inc. and Ken DeWitt (incorporated by reference to Exhibit 10(mm) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2011)‡

Exhibit Number		Description of Exhibit
10	(rr)
Employment Agreement, dated as of February 2, 2009, between United Rentals, Inc. and Jonathan Gottsegen (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2008)‡

10	(ss)
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

10	(uu)
Third Amendment, dated as of March 28, 2012, to the Employment Agreement between United Rentals, Inc. and Jonathan M. Gottsegen (incorporated by reference to Exhibit 10(h) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2012) ‡

10	(vv)
Employment Agreement, dated as of May 11, 2008, between United Rentals, Inc. and Joseph Dixon (incorporated by reference to Exhibit 10(a) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(ww)
First Amendment, effective as of May 11, 2008, to the Employment Agreement between United Rentals, Inc. and Joseph Dixon (incorporated by reference to Exhibit 10(pp) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010) ‡

10	(xx)
Employment Agreement, dated as of March 12, 2010, between United Rentals, Inc. and Matthew Flannery (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2010)‡

10	(yy)
First Amendment, effective as of March 12, 2010, to the Employment Agreement between United Rentals, Inc. and Matthew Flannery (incorporated by reference to Exhibit 10(rr) of the United Rentals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010)‡

10	(zz)
First Amendment, dated April 28, 2008, to the Employment Agreement between United Rentals, Inc. and Dale Asplund (incorporated by reference to Exhibit 10(b) of the United Rentals, Inc. Report on Form 10-Q for the quarter ended March 31, 2011) ‡

10	(aaa)	Form of Amendment to Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.6 of the United Rentals, Inc. Report on Form 8-K filed on December 19, 2008)‡

10	(bbb)
Form of Indemnification Agreement for executive officers and directors (incorporated by reference to Exhibit 10(gg) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2009)‡

10	(ccc)
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
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 16, 2011, to that certain Amended and Restated Credit Agreement, dated as of October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc., United Rentals of Canada, Inc., United Rentals Financing Limited Partnership, the financial institutions party thereto from time to time (the “Lenders”), Bank of America N.A., as agent for the Lenders, and the other parties thereto (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on December 29, 2011)

10	(eee)
Amended and Restated U.S. Security Agreement, dated October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10	(fff)
Supplement to the U.S. Security Agreement, dated as of April 30, 2012, by and among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to the Exhibit 10.5 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

Exhibit Number		Description of Exhibit
10	(ggg)
Amended and Restated U.S. Intellectual Property Security Agreement, dated as of October 14, 2011, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10	(hhh)
Supplement to the Intellectual Property Security Agreement, dated as of April 30, 2012, among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.9 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10	(iii)
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

10	(jjj)
Supplement to the U.S. Guarantee Agreement, dated as of April 30, 2012, among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.6 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10	(kkk)
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

10	(lll)
Supplement to the Canadian Security Agreement, dated as of April 30, 2012, among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.7 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10	(mmm)
Amended and Restated Canadian URFLP Guarantee, dated October 14, 2011, by United Rentals of Nova Scotia (No. 1), ULC and United Rentals of Nova Scotia (No. 2), ULC (incorporated by reference to Exhibit 10.6 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10	(nnn)
Amended and Restated Canadian Guarantee, dated October 14, 2011, by United Rentals, Inc., United Rentals (North America), Inc. and certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. named therein (incorporated by reference to Exhibit 10.7 of the United Rentals, Inc. Report on Form 8-K filed on October 17, 2011)

10	(ooo)
Supplement to the Canadian Guarantee Agreement, dated as of April 30, 2012, among InfoManager, Inc., United Rentals Realty, LLC and Wynne Systems, Inc. (incorporated by reference to the Exhibit 10.8 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10	(ppp)
Security Agreement, dated as of July 23, 2012, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Wells Fargo Bank, N.A., as Note Trustee and Collateral Agent (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on July 23, 2012)

10	(qqq)
Intellectual Property Security Agreement, dated as of July 23, 2012, by and among United Rentals, Inc., United Rentals (North America), Inc., certain subsidiaries of United Rentals, Inc. and United Rentals (North America), Inc. and Wells Fargo Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on July 23, 2012)

10	(rrr)
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

10	(sss)
Third Amended and Restated Purchase and Contribution Agreement, dated as of September 24, 2012, by and among United Rentals Receivables LLC II, United Rentals, Inc. and United Rentals (North America), Inc. (without annexes) (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on September 25, 2012)

10	(ttt)
Amended and Restated Performance Undertaking, dated as of September 24, 2012, executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on September 25, 2012)

Exhibit Number		Description of Exhibit
10	(uuu)
Confirmation of Performance Undertaking, dated as of December 22, 2008, executed by United Rentals, Inc. in favor of United Rentals Receivables LLC II (incorporated by reference to Exhibit 10(xx) of the United Rentals, Inc. Report on Form 10-K for the year ended December 31, 2008)

10	(vvv)
Master Exchange Agreement, dated as of January 1, 2009, among United Rentals Exchange, LLC, IPX1031 LLC, United Rentals (North America), Inc. and United Rentals Northwest, Inc. (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on January 7, 2009)

10	(www)
Form of Capped Call Confirmation, dated as of November 10, 2009, between United Rentals, Inc. and each of Bank of America, N.A., Citibank, N.A., Wachovia Bank, National Association and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on November 17, 2009) ‡‡

10	(xxx)
Voting Agreement, dated as of December 15, 2011, by and between United Rentals, Inc. and OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on December 21, 2011)

10	(yyy)
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

10	(zzz)
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

10	(aaaa)
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

10	(bbbb)
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

10	(cccc)
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

10	(dddd)
Joinder to the Registration Rights Agreement for the 2020 Senior Notes dated as of April 30, 2012, among UR Merger Sub Corporation. United Rentals, Inc., InfoManager, Inc., United Rentals (Delaware), Inc., United Rentals Financing Limited Partnership, United Rentals Highway Technologies Gulf, LLC, United Rentals Realty, LLC, and Wynne Systems, Inc. (incorporated by reference to Exhibit 10.2 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

10	(eeee)
Registration Rights Agreement for the 2018 Senior Secured Notes, dated as of March 9, 2012, among UR Financing Escrow Corporation and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the purchasers named therein (incorporated by reference to Exhibit 10.3 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

10	(ffff)
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

Exhibit Number		Description of Exhibit
10	(gggg)
Escrow Agreement for the Notes, dated as of March 9, 2012 among UR Financing Escrow Corporation, United Rentals (North America), Inc., Wells Fargo Bank, National Association as trustee under the indentures and Wells Fargo Bank, National Association as Escrow Agent (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K filed on March 12, 2012)

10	(hhhh)
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

10	(iiii)
Accession Agreement, dated as of April 30, 2012, between UR Merger Sub Corporation and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.4 of the United Rentals, Inc. Report on Form 8-K filed on May 3, 2012)

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
The following materials from the Annual Report on Form 10-K for the Company and URNA, for the year ended December 31, 2012, filed on January 23, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders' Equity (Deficit), (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements and (vii) Schedule to the Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

***	The First Amendment to Mr. Kneeland’s Employment Agreement corresponds to Exhibit 10(aaa).

‡	This document is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.

‡‡
The Company also entered into a Form of Additional Capped Call Option, dated November 13, 2009 with each of Bank of America, N.A., Citibank, N.A., Wachovia Bank, National Association and Morgan Stanley & Co. International plc which is substantially identical to Exhibit 10(yyy) and is incorporated herein by reference.

****
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RENTALS, INC.
Date:	January 21, 2013	By:	/s/ MICHAEL J. KNEELAND
Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/S/ JENNE K. BRITELL	Chairman	January 23, 2013
Jenne K. Britell

/S/ JOSÉ B. ALVAREZ	Director	January 23, 2013
José B. Alvarez

/S/ BOBBY J. GRIFFIN	Director	January 23, 2013
Bobby J. Griffin

/S/ PIERRE E. LEROY	Director	January 23, 2013
Pierre E. Leroy

/S/ SINGLETON B. MCALLISTER	Director	January 23, 2013
Singleton B. McAllister

/S/ BRIAN D. MCAULEY	Director	January 23, 2013
Brian D. McAuley

/S/ JOHN S. MCKINNEY	Director	January 23, 2013
John S. McKinney

/S/ JAMES H. OZANNE	Director	January 23, 2013
James H. Ozanne

/S/ JASON D. PAPASTAVROU	Director	January 23, 2013
Jason D. Papastavrou

/S/ FILIPPO PASSERINI	Director	January 23, 2013
Filippo Passerini

/S/ DONALD C. ROOF	Director	January 23, 2013
Donald C. Roof

/S/ L. “KEITH” WIMBUSH	Director	January 23, 2013
L. “Keith” Wimbush

/S/ MICHAEL J. KNEELAND	Director and Chief Executive Officer (Principal Executive Officer)	January 21, 2013
Michael J. Kneeland

/S/ WILLIAM B. PLUMMER	Chief Financial Officer (Principal Financial Officer)	January 21, 2013
William B. Plummer

/S/ JOHN J. FAHEY	Vice President, Controller (Principal Accounting Officer)	January 21, 2013
John J. Fahey