Form 10-Q
period 2013-03-31
UNITED RENTALS NORTH AMERICA INC; UNITED RENTALS INC /DE
filed 2013-04-16
CIK 1047166, 1067701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No
As of April 12, 2013, there were 94,234,996 shares of United Rentals, Inc. common stock, $0.01 par value, outstanding. There is no market for the common stock of United Rentals (North America), Inc., all outstanding shares of which are owned by United Rentals, Inc.
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

UNITED RENTALS, INC.
UNITED RENTALS (NORTH AMERICA), INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

•
a change in the pace of the recovery in our end markets. Our business is cyclical and highly sensitive to North American construction and industrial activities. Although we have recently experienced an upturn in rental activity, there is no certainty this trend will continue. If the pace of the recovery slows or construction activity declines, our revenues and, because many of our costs are fixed, our profitability, may be adversely affected;

•	inability to benefit from government spending, including spending associated with infrastructure projects;

•	restrictive covenants in our debt instruments, which can limit our financial and operational flexibility;

•	noncompliance with financial or other covenants in our debt agreements, which could result in our lenders terminating our credit facilities and requiring us to repay outstanding borrowings;

•	inability to access the capital that our businesses or growth plans may require;

•	inability to manage credit risk adequately or to collect on contracts with a large number of customers;

•	incurrence of impairment charges;

•	the outcome or other potential consequences of regulatory matters and commercial litigation;

•	increases in our loss reserves to address business operations or other claims and any claims that exceed our established levels of reserves;

•	incurrence of additional expenses (including indemnification obligations) and other costs in connection with litigation, regulatory and investigatory matters;

•	increases in our maintenance and replacement costs and decreases in the residual value of our equipment;

•	inability to sell our new or used fleet in the amounts, or at the prices, we expect;

•	turnover in our management team and inability to attract and retain key personnel;

•	rates we charge and time utilization we achieve being less than anticipated;

•	costs we incur being more than anticipated, and the inability to realize expected savings in the amounts or time frames planned;

•	dependence on key suppliers to obtain equipment and other supplies for our business on acceptable terms;

•	competition from existing and new competitors;

•	disruptions in our information technology systems;

•	the costs of complying with environmental and safety regulations;

•
labor disputes, work stoppages or other labor difficulties, which may impact our productivity, and potential enactment of new legislation or other changes in law affecting our labor relations or operations generally; and

•	shortfalls in our insurance coverage.

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended December 31, 2012, as well as to our subsequent filings with the SEC. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents	$147	$106
Accounts receivable, net of allowance for doubtful accounts of $65 at March 31, 2013 and $64 at December 31, 2012	725	793
Inventory	103	68
Prepaid expenses and other assets	81	111
Deferred taxes	255	265
Total current assets	1,311	1,343
Rental equipment, net	4,963	4,966
Property and equipment, net	420	428
Goodwill, net	2,963	2,970
Other intangible assets, net	1,151	1,200
Other long-term assets	113	119
Total assets	$10,921	$11,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt and current maturities of long-term debt	$567	$630
Accounts payable	406	286
Accrued expenses and other liabilities	396	435
Total current liabilities	1,369	1,351
Long-term debt	6,580	6,679
Subordinated convertible debentures	17	55
Deferred taxes	1,293	1,302
Other long-term liabilities	67	65
Total liabilities	9,326	9,452
Temporary equity (note 6)	29	31
Common stock—$0.01 par value, 500,000,000 shares authorized, 97,487,189 and 94,232,796 shares issued and outstanding, respectively, at March 31, 2013 and 95,891,809 and 92,984,016 shares issued and outstanding, respectively, at December 31, 2012	1	1
Additional paid-in capital	2,037	1,997
Accumulated deficit	(403)	(424)
Treasury stock at cost—3,254,393 and 2,907,793 shares at March 31, 2013 and December 31, 2012, respectively	(133)	(115)
Accumulated other comprehensive income	64	84
Total stockholders’ equity	1,566	1,543
Total liabilities and stockholders’ equity	$10,921	$11,026
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Equipment rentals	$916	$523
Sales of rental equipment	123	76
Sales of new equipment	21	18
Contractor supplies sales	20	18
Service and other revenues	20	21
Total revenues	1,100	656
Cost of revenues:
Cost of equipment rentals, excluding depreciation	393	246
Depreciation of rental equipment	202	115
Cost of rental equipment sales	83	47
Cost of new equipment sales	17	15
Cost of contractor supplies sales	13	12
Cost of service and other revenues	7	8
Total cost of revenues	715	443
Gross profit	385	213
Selling, general and administrative expenses	160	102
RSC merger related costs	6	10
Restructuring charge	6	—
Non-rental depreciation and amortization	64	14
Operating income	149	87
Interest expense, net	118	68
Interest expense—subordinated convertible debentures	2	1
Other income, net	(1)	(1)
Income before provision for income taxes	30	19
Provision for income taxes	9	6
Net income	$21	$13
Basic earnings per share	$0.22	$0.21
Diluted earnings per share	$0.19	$0.17
See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2013	2012
Net income	$21	$13
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(20)	9
Fixed price diesel swaps	—	1
Other comprehensive (loss) income	(20)	10
Comprehensive income	$1	$23

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In millions)

	Common Stock		Additional		Treasury Stock		Accumulated Other
	Number of Shares (1)	Amount	Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Comprehensive Income
Balance at December 31, 2012	93	$1	$1,997	$(424)	3	$(115)	$84
Net income				21
Foreign currency translation adjustments							(20)
Stock compensation expense, net			9
Exercise of common stock options			3
Conversion of subordinated convertible debentures	1		38
4 percent Convertible Senior Notes			2
Shares repurchased and retired			(12)
Repurchase of common stock					—	(18)
Balance at March 31, 2013	94	$1	$2,037	$(403)	3	$(133)	$64

(1) An aggregate of 30 million net shares were issued during the year ended December 31, 2012. The shares were primarily issued in connection with the acquisition of RSC Holdings Inc. discussed in in note 1 to the condensed consolidated financial statements.

See accompanying notes.

UNITED RENTALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$21	$13
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266	129
Amortization of deferred financing costs and original issue discounts	6	5
Gain on sales of rental equipment	(40)	(29)
Gain on sales of non-rental equipment	(1)	(1)
Stock compensation expense, net	9	4
RSC merger related costs	6	10
Restructuring charge	6	—
Loss on retirement of subordinated convertible debentures	1	—
Increase in restricted cash- RSC merger related debt interest	—	(25)
Increase in deferred taxes	3	1
Changes in operating assets and liabilities, net of amounts acquired:
Decrease in accounts receivable	65	50
Increase in inventory	(34)	(41)
Decrease in prepaid expenses and other assets	30	11
Increase in accounts payable	121	172
Decrease in accrued expenses and other liabilities	(50)	(45)
Net cash provided by operating activities	409	254
Cash Flows From Investing Activities:
Purchases of rental equipment	(289)	(390)
Purchases of non-rental equipment	(14)	(36)
Proceeds from sales of rental equipment	123	76
Proceeds from sales of non-rental equipment	5	7
Purchases of other companies	—	(57)
Net cash used in investing activities	(175)	(400)
Cash Flows From Financing Activities:
Proceeds from debt	631	3,351
Payments of debt, including subordinated convertible debentures	(795)	(385)
Increase in restricted cash- proceeds from RSC merger related debt	—	(2,825)
Proceeds from the exercise of common stock options	3	5
Common stock repurchased	(30)	(8)
Payments of financing costs	—	(3)
Net cash (used in) provided by financing activities	(191)	135
Effect of foreign exchange rates	(2)	1
Net increase (decrease) in cash and cash equivalents	41	(10)
Cash and cash equivalents at beginning of period	106	36
Cash and cash equivalents at end of period	$147	$26
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$15	$12
Cash paid for interest, including subordinated convertible debentures	90	40
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
On April 30, 2012 (“the acquisition date”), we acquired 100 percent of the outstanding common shares and voting interest of RSC Holdings Inc. (“RSC”). The results of RSC's operations have been included in our condensed consolidated financial statements since the acquisition date. RSC was one of the largest equipment rental providers in North America, and had a network of 440 rental locations in 43 U.S. states and three Canadian provinces as of December 31, 2011. Our total revenues were $1,100 for the three months ended March 31, 2013. Pro forma total revenues for the three months ended March 31, 2012, comprised of United Rentals and RSC historic revenues, were $1,064.
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the 2012 Form 10-K.
In our opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of financial condition, operating results and cash flows for the interim periods presented have been made. Interim results of operations are not necessarily indicative of the results of the full year.
2. Segment Information
Our reportable segments are general rentals and trench safety, power and HVAC (“heating, ventilating and air conditioning”). The general rentals segment includes the rental of construction, infrastructure, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment comprises 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Pacific West, South, Southeast and Western Canada—and operates throughout the United States and Canada. The trench safety, power and HVAC segment includes the rental of specialty construction products and related services. The trench safety, power and HVAC segment is comprised of the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, and the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. This segment operates throughout the United States and in Canada. These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit.

The following tables set forth financial information by segment.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended March 31, 2013
Equipment rentals	$854	$62	$916
Sales of rental equipment	119	4	123
Sales of new equipment	20	1	21
Contractor supplies sales	18	2	20
Service and other revenues	19	1	20
Total revenue	1,030	70	1,100
Depreciation and amortization expense	252	14	266
Equipment rentals gross profit	295	26	321
Capital expenditures	288	15	303
Three Months Ended March 31, 2012
Equipment rentals	$475	$48	$523
Sales of rental equipment	74	2	76
Sales of new equipment	17	1	18
Contractor supplies sales	16	2	18
Service and other revenues	20	1	21
Total revenue	602	54	656
Depreciation and amortization expense	119	10	129
Equipment rentals gross profit	144	18	162
Capital expenditures	413	13	426

	March 31, 2013	December 31, 2012
Total reportable segment assets
General rentals	$10,448	$10,545
Trench safety, power and HVAC	473	481
Total assets	$10,921	$11,026

Equipment rentals gross profit is the primary measure management reviews to make operating decisions and assess segment performance. The following is a reconciliation of equipment rentals gross profit to income before provision for income taxes:

	Three Months Ended
	March 31,
	2013	2012
Total equipment rentals gross profit	$321	$162
Gross profit from other lines of business	64	51
Selling, general and administrative expenses	(160)	(102)
RSC merger related costs	(6)	(10)
Restructuring charge	(6)	—
Non-rental depreciation and amortization	(64)	(14)
Interest expense, net	(118)	(68)
Interest expense- subordinated convertible debentures	(2)	(1)
Other income, net	1	1
Income before provision for income taxes	$30	$19

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

3. Restructuring and Asset Impairment Charges
Closed Restructuring Program
Between 2008 and 2011 and in recognition of the very challenging economic environment, we were intensely focused on reducing our operating costs. During this period, we reduced our employee headcount from approximately 10,900 at January 1, 2008 (the beginning of the restructuring period) to approximately 7,500 at December 31, 2011 (the end of the restructuring period). Additionally, we reduced our branch network from 697 locations at January 1, 2008 to 529 locations at December 31, 2011. For the three months ended March 31, 2013, the restructuring charges primarily reflected branch closure charges due to continuing lease obligations at vacant facilities.
Current Restructuring Program
In the second quarter of 2012, we initiated a new restructuring program related to severance costs and branch closure charges associated with the RSC acquisition. The branch closure charges principally relate to continuing lease obligations at vacant facilities closed subsequent to the RSC acquisition. As of March 31, 2013, our employee headcount is approximately 11,400 and our branch network has 830 rental locations. Subsequent to March 31, 2013, we expect to incur approximately $5 of additional charges in connection with the restructuring, which is expected to be substantially complete by June 30, 2013.
The table below provides certain information concerning our restructuring charges for the three months ended March 31, 2013:

	Reserve Balance at	Charged to Costs and Expenses(1)	Payments and Other	Reserve Balance at
Description	December 31, 2012			March 31, 2013
Closed Restructuring Program
Branch closure charges	$19	$1	$(3)	$17
Severance costs	—	—	—	—
Total	$19	$1	$(3)	$17
Current Restructuring Program
Branch closure charges	$33	$3	$(7)	$29
Severance costs	9	2	(4)	7
Total	$42	$5	$(11)	$36
Total
Branch closure charges	$52	$4	$(10)	$46
Severance costs	9	2	(4)	7
Total	$61	$6	$(14)	$53

_________________

(1)	Reflected in our condensed consolidated statements of income as “Restructuring charge.” These charges are not allocated to our reportable segments.
 Asset Impairment Charges
In addition to the restructuring charges discussed above, during the three months ended March 31, 2013 and 2012, we recorded asset impairment charges of $1 and $0, respectively, in our general rentals segment. The asset impairment charges are primarily reflected in non-rental depreciation and amortization in the accompanying consolidated statements of income and principally relate to write-offs of leasehold improvements and other fixed assets in connection with the restructuring activity discussed above.
4. Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value, and recognize changes in the fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of March 31, 2013, we do not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive income. Amounts included in accumulated other comprehensive

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

income for cash flow hedges are reclassified into earnings in the same period that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded currently in earnings. For derivative instruments that do not qualify for hedge accounting, we recognize gains or losses due to changes in fair value in our condensed consolidated statements of income during the period in which the changes in fair value occur.
We are exposed to certain risks related to our ongoing business operations. During the three months ended March 31, 2013, the primary risks we managed using derivative instruments were diesel price risk and foreign currency exchange rate risk. At March 31, 2013, we had outstanding fixed price swap contracts on diesel purchases which were entered into to mitigate the price risk associated with forecasted purchases of diesel. During the three months ended March 31, 2013, we entered into forward contracts to purchase Canadian dollars to mitigate the foreign currency exchange rate risk associated with certain Canadian dollar denominated intercompany loans. At March 31, 2013 and December 31, 2012, there were no outstanding forward contracts to purchase Canadian dollars. The outstanding forward contracts on diesel purchases were designated and qualify as cash flow hedges and the forward contracts to purchase Canadian dollars represented derivative instruments not designated as hedging instruments.
Fixed Price Diesel Swaps
The fixed price swap contracts on diesel purchases that were outstanding at March 31, 2013 were designated and qualify as cash flow hedges and the effective portion of the gain or loss on these contracts is reported as a component of accumulated other comprehensive income and is reclassified into earnings in the period during which the hedged transaction affects earnings (i.e., when the hedged gallons of diesel are used). The remaining gain or loss on the fixed price swap contracts in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in our condensed consolidated statements of income during the current period. As of March 31, 2013, we had outstanding fixed price swap contracts covering 8.6 million gallons of diesel which will be purchased throughout 2013 and 2014.
Foreign Currency Forward Contracts
The forward contracts to purchase Canadian dollars, which were all settled as of March 31, 2013, represented derivative instruments not designated as hedging instruments and gains or losses due to changes in the fair value of the forward contracts were recognized in our condensed consolidated statements of income during the period in which the changes in fair value occurred. During the three months ended March 31, 2013, forward contracts were used to purchase $70 Canadian dollars, representing the total amount due at maturity for certain Canadian dollar denominated intercompany loans that were settled during the three months ended March 31, 2013. Upon maturity, the proceeds from the forward contracts were used to pay down the Canadian dollar denominated intercompany loans.
Financial Statement Presentation
As of March 31, 2013 and December 31, 2012, $1 and less than $1 were reflected in prepaid expenses and other assets, respectively, less than $1 was reflected in accrued expenses and other liabilities, and less than $1 was reflected in accumulated other comprehensive income in our condensed consolidated balance sheets associated with the outstanding fixed price swap contracts that were designated and qualify as cash flow hedges.
The effect of our derivative instruments on our condensed consolidated statements of income for the three months ended March 31, 2013 and 2012 was as follows:

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

		Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Location of income (expense) recognized on derivative/hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item	Amount of income (expense) recognized on derivative	Amount of income (expense) recognized on hedged item
Derivatives designated as hedging instruments:
Fixed price diesel swaps	Other income (expense), net (1)	$ *		$ *
	Cost of equipment rentals, excluding depreciation (2), (3)	*	$(9)	*	$(5)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts (4)	Other income (expense), net	(2)	2	—	—

*	Amounts are insignificant (less than $1).

(1)	Represents the ineffective portion of the fixed price diesel swaps.

(2)	Amounts recognized on derivative represent the effective portion of the fixed price diesel swaps.

(3)
Amounts recognized on hedged item reflect the use of 2.2 million and 1.2 million gallons of diesel covered by the fixed price swaps during the three months ended March 31, 2013 and 2012, respectively. These amounts are reflected, net of cash received from the counterparties to the fixed price swaps, in operating cash flows in our condensed consolidated statement of cash flows.

(4)
Insignificant amounts were reflected in our condensed consolidated statement of cash flows associated with the forward contracts to purchase Canadian dollars, as the cash impact of the loss recognized on the derivative was offset by the gain recognized on the hedged item.

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
Assets and Liabilities Measured at Fair Value
As of March 31, 2013 and December 31, 2012, our only assets and liabilities measured at fair value were our fixed price diesel swaps contracts, which are Level 2 derivatives measured at fair value on a recurring basis. As of March 31, 2013 and December 31, 2012, $1 and less than $1 were reflected in prepaid expenses and other assets, respectively, and less than $1 was reflected in accrued expenses and other liabilities in our condensed consolidated balance sheets, respectively, reflecting the fair values of the fixed price diesel swaps contracts. As discussed in note 4 to the condensed consolidated financial statements, we entered into the fixed price swap contracts on diesel purchases to mitigate the price risk associated with forecasted purchases of diesel. Fair value is determined based on observable market data. As of March 31, 2013, we have fixed price swap contracts that mature throughout 2013 and 2014 covering 8.6 million gallons of diesel which we will buy at the average contract price of $3.87 per gallon, while the average forward price for the hedged gallons was $3.93 per gallon as of March 31, 2013.

Fair Value of Financial Instruments
The carrying amounts reported in our condensed consolidated balance sheets for accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of our ABL facility, accounts receivable securitization facility and capital leases approximate their book values as of March 31, 2013 and December 31, 2012. The estimated fair values of our financial instruments as of March 31, 2013 and December 31, 2012 have been calculated based upon available market information, and are presented below by level in the fair value hierarchy:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Subordinated convertible debentures	$17	$22	$55	$63
Senior and senior subordinated notes	5,386	5,921	5,387	5,881
Level 2:
4 percent Convertible Senior Notes (1)	139	155	137	155
___________________

(1)
The fair value of the 4 percent Convertible Senior Notes is based on the market value of comparable notes. Consistent with the carrying amount, the fair value excludes the equity component of the notes. To exclude the equity component and calculate the fair value, we used an effective interest rate of 6.7 percent.

6. Debt and Subordinated Convertible Debentures
Debt consists of the following:

	March 31, 2013	December 31, 2012
URNA and subsidiaries debt:
Accounts Receivable Securitization Facility (1)	$390	$453
$1.9 billion ABL Facility (2)	1,091	1,184
5 3/4 percent Senior Secured Notes	750	750
10 1/4 percent Senior Notes	222	223
9 1/4 percent Senior Notes	494	494
7 3/8 percent Senior Notes	750	750
8 3/8 percent Senior Subordinated Notes	750	750
8 1/4 percent Senior Notes	695	695
7 5/8 percent Senior Notes	1,325	1,325
6 1/8 percent Senior Notes	400	400
Capital leases	141	148
Total URNA and subsidiaries debt	7,008	7,172
Holdings:
4 percent Convertible Senior Notes (3)	139	137
Total debt (4)	7,147	7,309
Less short-term portion (5)	(567)	(630)
Total long-term debt	$6,580	$6,679
 ___________________

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

(1)
In February 2013, we amended our accounts receivable securitization facility to increase the facility size from $475 to $550. An additional purchaser was also added to the facility, and the facility was not otherwise amended. At March 31, 2013, $60 was available under our accounts receivable securitization facility. The interest rate applicable to the accounts receivable securitization facility was 0.8 percent at March 31, 2013. During the three months ended March 31, 2013, the monthly average amount outstanding under the accounts receivable securitization facility, including the former facility and the amended facility, was $412, and the weighted-average interest rate thereon was 0.8 percent. The maximum month-end amount outstanding under the accounts receivable securitization facility, including the former facility and the amended facility, during the three months ended March 31, 2013 was $435. Borrowings under the accounts receivable securitization facility are permitted only to the extent that the face amount of the receivables in the collateral pool, net of applicable reserves, exceeds the outstanding loans. As of March 31, 2013, there were $451 of receivables, net of applicable reserves, in the collateral pool.

(2)
At March 31, 2013, $748 was available under our ABL facility, net of $61 of letters of credit. The interest rate applicable to the ABL facility was 2.3 percent at March 31, 2013. During the three months ended March 31, 2013, the monthly average amount outstanding under the ABL facility was $1,014, and the weighted-average interest rate thereon was 2.3 percent. The maximum month-end amount outstanding under the ABL facility during the three months ended March 31, 2013 was $1,091.

(3)
The difference between the March 31, 2013 carrying value of the 4 percent Convertible Senior Notes and the $168 principal amount reflects the $29 unamortized portion of the original issue discount recognized upon issuance of the notes, which is being amortized through the maturity date of November 15, 2015. Because the 4 percent Convertible Senior Notes were redeemable at March 31, 2013, an amount equal to the $29 unamortized portion of the original issue discount is separately classified in our condensed consolidated balance sheets and referred to as “temporary equity.” Based on the price of our common stock during the first quarter of 2013, holders of the 4 percent Convertible Senior Notes have the right to redeem the notes during the second quarter of 2013 at a conversion price of $11.11 per share of common stock. Since April 1, 2013 (the beginning of the second quarter), none of the 4 percent Convertible Senior Notes were redeemed.

(4)
In August 1998, a subsidiary trust of Holdings (the “Trust”) issued and sold $300 of 6 1/2 percent Convertible Quarterly Income Preferred Securities (“QUIPS”) in a private offering. The Trust used the proceeds from the offering to purchase 6 1/2 percent subordinated convertible debentures due 2028 (the “Debentures”), which resulted in Holdings receiving all of the net proceeds of the offering. The QUIPS are non-voting securities, carry a liquidation value of $50 (fifty dollars) per security and are convertible into Holdings’ common stock. During the three months ended March 31, 2013, an aggregate of $38 of QUIPS was converted into Holdings' common stock. In connection with this transaction, we retired $38 principal amount of our subordinated convertible debentures and recognized a loss of $1, inclusive of the write-off of capitalized debt issuance costs. This loss is reflected in interest expense-subordinated convertible debentures in our condensed consolidated statements of income. Since April 1, 2013 (the beginning of the second quarter), an additional $2 of QUIPS was converted into Holdings' common stock. Total debt at March 31, 2013 and December 31, 2012 excludes $17 and $55 of these Debentures, respectively, which are separately classified in our condensed consolidated balance sheets and referred to as “subordinated convertible debentures.” The subordinated convertible debentures reflect the obligation to our subsidiary that has issued the QUIPS. This subsidiary is not consolidated in our financial statements because we are not the primary beneficiary of the Trust.

(5)
As of March 31, 2013, our short-term debt primarily reflects $390 of borrowings under our accounts receivable securitization facility and $139 of 4 percent Convertible Senior Notes. The 4 percent Convertible Senior Notes mature in 2015, but are reflected as short-term debt because they are redeemable at March 31, 2013.

Convertible Note Hedge Transactions
In connection with the November 2009 issuance of $173 aggregate principal amount of 4 percent Convertible Senior Notes, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 15.1 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Senior Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Senior Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

of the conversion right, the price of our common stock was $50.00 or $55.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 10.4 million or 10.8 million shares, respectively.
Loan Covenants and Compliance
As of March 31, 2013, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In October 2011, we amended the ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Since the October 2011 amendment of the ABL facility and through March 31, 2013, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.

7. Legal and Regulatory Matters
In addition to the disclosures provided in note 15 to our consolidated financial statements for the year ended December 31, 2012 filed on Form 10-K on January 23, 2013, we are also subject to a number of claims and proceedings that generally arise in the ordinary conduct of our business. These matters include, but are not limited to, general liability claims (including personal injury, product liability, and property and auto claims), indemnification and guarantee obligations, employee injuries and employment-related claims, self-insurance obligations and contract and real estate matters. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from these ordinary course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

8. Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period. Diluted earnings per share for the three months ended March 31, 2013 and 2012 excludes the impact of approximately 1.2 million and 1.3 million common stock equivalents, respectively, since the effect of including these securities would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net income	$21	$13
Convertible debt interest—1 7/8 percent notes	—	—
Net income available to common stockholders	$21	$13
Denominator:
Denominator for basic earnings per share—weighted-average common shares	93,310	63,131
Effect of dilutive securities:
Employee stock options and warrants	619	709
Convertible subordinated notes—1 7/8 percent	—	1,015
Convertible subordinated notes—4 percent	11,866	10,794
Restricted stock units	585	617
Denominator for diluted earnings per share—adjusted weighted-average common shares	106,380	76,266
Basic earnings per share	$0.22	$0.21
Diluted earnings per share	$0.19	$0.17

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

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$24	$—	$123	$—	$—	$147
Accounts receivable, net	—	34	—	127	564	—	725
Intercompany receivable (payable)	200	(152)	(42)	(156)	—	150	—
Inventory	—	94	—	9	—	—	103
Prepaid expenses and other assets	—	58	—	23	—	—	81
Deferred taxes	—	253	—	2	—	—	255
Total current assets	200	311	(42)	128	564	150	1,311
Rental equipment, net	—	4,376	—	587	—	—	4,963
Property and equipment, net	45	322	16	37	—	—	420
Investments in subsidiaries	1,528	1,055	934	—	—	(3,517)	—
Goodwill, net	—	2,708	—	255	—	—	2,963
Other intangible assets, net	—	1,052	—	99	—	—	1,151
Other long-term assets	2	111	—	—	—	—	113
Total assets	$1,775	$9,935	$908	$1,106	$564	$(3,367)	$10,921
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$139	$38	$—	$—	$390	$—	$567
Accounts payable	—	358	—	48	—	—	406
Accrued expenses and other liabilities	3	332	30	31	—	—	396
Total current liabilities	142	728	30	79	390	—	1,369
Long-term debt	—	6,426	147	7	—	—	6,580
Subordinated convertible debentures	17	—	—	—	—	—	17
Deferred taxes	21	1,189	—	83	—	—	1,293
Other long-term liabilities	—	64	—	3	—	—	67
Total liabilities	180	8,407	177	172	390	—	9,326
Temporary equity (note 6)	29	—	—	—	—	—	29
Total stockholders’ equity (deficit)	1,566	1,528	731	934	174	(3,367)	1,566
Total liabilities and stockholders’ equity (deficit)	$1,775	$9,935	$908	$1,106	$564	$(3,367)	$10,921

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
ASSETS
Cash and cash equivalents	$—	$20	$—	$86	$—	$—	$106
Accounts receivable, net	—	43	—	146	604	—	793
Intercompany receivable (payable)	168	(108)	(49)	(163)	—	152	—
Inventory	—	60	—	8	—	—	68
Prepaid expenses and other assets	—	87	10	14	—	—	111
Deferred taxes	—	263	—	2	—	—	265
Total current assets	168	365	(39)	93	604	152	1,343
Rental equipment, net	—	4,357	—	609	—	—	4,966
Property and equipment, net	41	333	16	38	—	—	428
Investments in subsidiaries	1,575	1,029	932	—	—	(3,536)	—
Goodwill, net	—	2,710	—	260	—	—	2,970
Other intangible assets, net	—	1,094	—	106	—	—	1,200
Other long-term assets	4	115	—	—	—	—	119
Total assets	$1,788	$10,003	$909	$1,106	$604	$(3,384)	$11,026
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term debt and current maturities of long-term debt	$137	$40	$—	$—	$453	$—	$630
Accounts payable	—	243	—	43	—	—	286
Accrued expenses and other liabilities	1	361	33	40	—	—	435
Total current liabilities	138	644	33	83	453	—	1,351
Long-term debt	—	6,522	150	7	—	—	6,679
Subordinated convertible debentures	55	—	—	—	—	—	55
Deferred taxes	21	1,199	—	82	—	—	1,302
Other long-term liabilities	—	63	—	2	—	—	65
Total liabilities	214	8,428	183	174	453	—	9,452
Temporary equity (note 6)	31	—	—	—	—	—	31
Total stockholders’ equity (deficit)	1,543	1,575	726	932	151	(3,384)	1,543
Total liabilities and stockholders’ equity (deficit)	$1,788	$10,003	$909	$1,106	$604	$(3,384)	$11,026

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$781	$—	$135	$—	$—	$916
Sales of rental equipment	—	112	—	11	—	—	123
Sales of new equipment	—	16	—	5	—	—	21
Contractor supplies sales	—	16	—	4	—	—	20
Service and other revenues	—	15	—	5	—	—	20
Total revenues	—	940	—	160	—	—	1,100
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	333	—	60	—	—	393
Depreciation of rental equipment	—	178	—	24	—	—	202
Cost of rental equipment sales	—	76	—	7	—	—	83
Cost of new equipment sales	—	13	—	4	—	—	17
Cost of contractor supplies sales	—	10	—	3	—	—	13
Cost of service and other revenues	—	6	—	1	—	—	7
Total cost of revenues	—	616	—	99	—	—	715
Gross profit	—	324	—	61	—	—	385
Selling, general and administrative expenses	19	118	—	22	1	—	160
RSC merger related costs	—	6	—	—	—	—	6
Restructuring charge	—	6	—	—	—	—	6
Non-rental depreciation and amortization	4	55	—	5	—	—	64
Operating (loss) income	(23)	139	—	34	(1)	—	149
Interest expense (income), net	2	114	1	1	1	(1)	118
Interest expense-subordinated convertible debentures	2	—	—	—	—	—	2
Other (income) expense, net	(30)	45	—	3	(19)	—	(1)
Income (loss) before provision (benefit) for income taxes	3	(20)	(1)	30	17	1	30
Provision (benefit) for income taxes	1	(8)	—	9	7	—	9
Income (loss) before equity in net earnings (loss) of subsidiaries	2	(12)	(1)	21	10	1	21
Equity in net earnings (loss) of subsidiaries	19	31	21	—	—	(71)	—
Net income (loss)	21	19	20	21	10	(70)	21
Other comprehensive (loss) income	(20)	(20)	(20)	(15)	—	55	(20)
Comprehensive income (loss)	$1	$(1)	$—	$6	$10	$(15)	$1

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Revenues:
Equipment rentals	$—	$250	$183	$90	$—	$—	$523
Sales of rental equipment	—	39	26	11	—	—	76
Sales of new equipment	—	8	5	5	—	—	18
Contractor supplies sales	—	8	5	5	—	—	18
Service and other revenues	—	11	5	5	—	—	21
Total revenues	—	316	224	116	—	—	656
Cost of revenues:
Cost of equipment rentals, excluding depreciation	—	115	88	43	—	—	246
Depreciation of rental equipment	—	59	37	19	—	—	115
Cost of rental equipment sales	—	24	16	7	—	—	47
Cost of new equipment sales	—	7	4	4	—	—	15
Cost of contractor supplies sales	—	4	4	4	—	—	12
Cost of service and other revenues	—	6	2	—	—	—	8
Total cost of revenues	—	215	151	77	—	—	443
Gross profit	—	101	73	39	—	—	213
Selling, general and administrative expenses	10	34	36	17	5	—	102
RSC merger related costs	—	10	—	—	—	—	10
Restructuring charge	—	—	—	—	—	—	—
Non-rental depreciation and amortization	4	4	4	2	—	—	14
Operating (loss) income	(14)	53	33	20	(5)	—	87
Interest expense (income), net	3	51	1	1	13	(1)	68
Interest expense-subordinated convertible debentures	1	—	—	—	—	—	1
Other (income) expense, net	(18)	16	9	3	(11)	—	(1)
(Loss) income before (benefit) provision for income taxes	—	(14)	23	16	(7)	1	19
(Benefit) provision for income taxes	—	(22)	28	3	(3)	—	6
Income (loss) before equity in net earnings (loss) of subsidiaries	—	8	(5)	13	(4)	1	13
Equity in net earnings (loss) of subsidiaries	13	5	14	—	—	(32)	—
Net income (loss)	13	13	9	13	(4)	(31)	13
Other comprehensive income (loss)	10	10	9	5	—	(24)	10
Comprehensive (loss) income	$23	$23	$18	$18	$(4)	$(55)	$23

UNITED RENTALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in millions, except per share data, unless otherwise indicated)

CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Three Months Ended March 31, 2013

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by (used in) operating activities	$16	$294	$(1)	$50	$50	$—	$409
Net cash used in investing activities	(16)	(148)	—	(11)	—	—	(175)
Net cash (used in) provided by financing activities	—	(142)	1	—	(50)	—	(191)
Effect of foreign exchange rates	—	—	—	(2)	—	—	(2)
Net increase in cash and cash equivalents	—	4	—	37	—	—	41
Cash and cash equivalents at beginning of period	—	20	—	86	—	—	106
Cash and cash equivalents at end of period	$—	$24	$—	$123	$—	$—	$147
CONDENSED CONSOLIDATING CASH FLOW INFORMATION
For the Three Months Ended March 31, 2012

	Parent	URNA	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Total
				Foreign	SPV
Net cash provided by operating activities	$3	$85	$109	$28	$29	$—	$254
Net cash used in investing activities	(4)	(252)	(110)	(34)	—	—	(400)
Net cash provided by (used in) financing activities	1	164	1	(2)	(29)	—	135
Effect of foreign exchange rates	—	—	—	1	—	—	1
Net decrease in cash and cash equivalents	—	(3)	—	(7)	—	—	(10)
Cash and cash equivalents at beginning of period	—	6	—	30	—	—	36
Cash and cash equivalents at end of period	$—	$3	$—	$23	$—	$—	$26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share data, unless otherwise indicated)
Executive Overview
We are the largest equipment rental company in the world, with an integrated network of 830 rental locations in the United States and Canada. Although the equipment rental industry is highly fragmented and diverse, we believe that we are well positioned to take advantage of this environment because, as a larger company, we have more extensive resources and certain competitive advantages. These include a fleet of rental equipment with a total original equipment cost (“OEC”) of $7.2 billion, and a national branch network that operates in 49 U.S. states and every Canadian province, and serves 99 of the largest 100 metropolitan areas in the United States. In addition, our size gives us greater purchasing power, the ability to provide customers with a broader range of equipment and services, the ability to provide customers with equipment that is more consistently well-maintained and therefore more productive and reliable, and the ability to enhance the earning potential of our assets by transferring equipment among branches to satisfy customer needs.
We offer approximately 3,300 classes of equipment for rent to a diverse customer base that includes construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. Our revenues are derived from the following sources: equipment rentals, sales of rental equipment, sales of new equipment, contractor supplies sales and service and other revenues. Equipment rentals represented 83 percent of total revenues for the three months ended March 31, 2013.
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
On April 30, 2012, we acquired 100 percent of the outstanding common shares and voting interest (“the acquisition”) of RSC Holdings Inc. (“RSC”). The results of RSC's operations have been included in our condensed consolidated financial statements since that date. RSC, which had total revenues of $1.5 billion in 2011, was one of the largest equipment rental providers in North America, and as of December 31, 2011 had a network of 440 rental locations in 43 U.S. states and three Canadian provinces. The acquisition has created a leading North American equipment rental company with a more attractive business mix, greater scale and enhanced growth prospects, and we believe that the acquisition will provide us with financial benefits including reduced operating expenses and additional revenue opportunities going forward. Since the acquisition date, significant amounts of fleet have been moved between United Rentals locations and the acquired RSC locations, and it is not practicable to reasonably estimate the amounts of revenue and earnings of RSC since the acquisition date. Our total revenues were $1,100 for the three months ended March 31, 2013. Pro forma total revenues for the three months ended March 31, 2012, comprised of United Rentals and RSC historic revenues, were $1,064. The impact of the RSC acquisition on our equipment rentals revenue is primarily reflected in the 78.2 percent increase in the volume of OEC on rent for the three months ended March 31, 2013.
During the three months ended March 31, 2013, year over year, our rental rates increased 5.4 percent and the volume of OEC on rent increased 78.2 percent, which we believe reflects, in addition to the impact of the RSC acquisition, modest improvements in our operating environment and a secular shift from ownership to the rental of construction-related equipment. Although there is no certainty that these trends will continue, we believe that our strategy will strengthen our leadership position in a recovery. Rental rate calculations are only available on a pro forma basis (that is, including the results of operations of RSC for the three months ended March 31, 2012).
Financial Overview
Net income. Net income and diluted earnings per share for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
	2013	2012
Net income	$21	$13
Diluted earnings per share	$0.19	$0.17

Net income and diluted earnings per share for the three months ended March 31, 2013 and 2012 include the impacts of the following special items (amounts presented on an after-tax basis):

	Three Months Ended March 31,
	2013		2012
	Contribution to net income (after-tax)	Impact on diluted earnings per share	Contribution to net income (after-tax)	Impact on diluted earnings per share
RSC merger related costs (1)	$(4)	$(0.03)	$(6)	$(0.09)
RSC merger related intangible asset amortization (2)	(26)	(0.24)	—	—
Impact on depreciation related to acquired RSC fleet and property and equipment (3)	1	0.01	—	—
Impact of the fair value mark-up of acquired RSC fleet (4)	(8)	(0.08)	—	—
Pre-close RSC merger related interest expense (5)	—	—	(8)	(0.10)
Impact on interest expense related to fair value adjustment of acquired RSC indebtedness (6)	1	0.01	—	—
Restructuring charge (7)	(4)	(0.04)	—	—
Asset impairment charge (8)	(1)	(0.01)	—	—
Loss on repurchase/redemption of debt securities and retirement of subordinated convertible debentures	(1)	(0.01)	—	—

(1)	This reflects transaction costs associated with the acquisition of RSC.

(2)	This reflects the amortization of the intangible assets acquired in the RSC acquisition.

(3)
This reflects the impact of extending the useful lives of equipment acquired in the RSC acquisition, net of the impact of additional depreciation associated with the fair value mark-up of such equipment.

(4)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition and subsequently sold.

(5)
In March 2012, we issued $2,825 of debt in connection with the RSC acquisition. The pre-close RSC merger related interest expense reflects the interest expense recorded on this debt prior to the acquisition date.

(6)	This reflects a reduction of interest expense associated with the fair value mark-up of debt acquired in the RSC acquisition.

(7)	As discussed below (see “Restructuring charge”), this primarily reflects severance costs and branch closure charges associated with the RSC acquisition.

(8)	This charge primarily reflects write-offs of leasehold improvements and other fixed assets in connection with the RSC acquisition.
In addition to the matters discussed above, our 2013 performance reflects increased gross profit from equipment rentals and sales of rental equipment.
EBITDA GAAP Reconciliations. EBITDA represents the sum of net income, provision for income taxes, interest expense, net, interest expense-subordinated convertible debentures, depreciation of rental equipment and non-rental depreciation and amortization. Adjusted EBITDA represents EBITDA plus the sum of the RSC merger related costs, restructuring charge, stock compensation expense, net and the impact of the fair value mark-up of the acquired RSC fleet. These items are excluded from adjusted EBITDA internally when evaluating our operating performance and allow investors to make a more meaningful comparison between our core business operating results over different periods of time, as well as with those of other similar companies. Management believes that EBITDA and adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating the operating performance of our core business without regard to potential distortions. Additionally, management believes that EBITDA and adjusted EBITDA permit investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA and adjusted EBITDA are not measures of financial performance or liquidity under GAAP and, accordingly, should not be considered as alternatives to net income or cash flow from operating activities as indicators of operating performance or liquidity.
The table below provides a reconciliation between net income and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2013	2012
Net income	$21	$13
Provision for income taxes	9	6
Interest expense, net	118	68
Interest expense – subordinated convertible debentures	2	1
Depreciation of rental equipment	202	115
Non-rental depreciation and amortization	64	14
EBITDA	$416	$217
RSC merger related costs (1)	6	10
Restructuring charge (2)	6	—
Stock compensation expense, net (3)	9	4
Impact of the fair value mark-up of acquired RSC fleet (4)	14	—
Adjusted EBITDA	$451	$231

The table below provides a reconciliation between net cash provided by operating activities and EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2013	2012
Net cash provided by operating activities	$409	$254
Adjustments for items included in net cash provided by operating activities but excluded from the calculation of EBITDA:
Amortization of deferred financing costs and original issue discounts	(6)	(5)
Gain on sales of rental equipment	40	29
Gain on sales of non-rental equipment	1	1
RSC merger related costs (1)	(6)	(10)
Restructuring charge (2)	(6)	—
Stock compensation expense, net (3)	(9)	(4)
Loss on retirement of subordinated convertible debentures	(1)	—
Increase in restricted cash- RSC merger related debt interest	—	25
Changes in assets and liabilities	(111)	(125)
Cash paid for interest, including subordinated convertible debentures	90	40
Cash paid for income taxes, net	15	12
EBITDA	$416	$217
Add back:
RSC merger related costs (1)	6	10
Restructuring charge (2)	6	—
Stock compensation expense, net (3)	9	4
Impact of the fair value mark-up of acquired RSC fleet (4)	14	—
Adjusted EBITDA	$451	$231
 ___________________

(1)	This reflects transaction costs associated with the RSC acquisition discussed above.

(2)	As discussed below (see “Restructuring charge”), this primarily reflects severance costs and branch closure charges associated with the RSC acquisition.

(3)	Represents non-cash, share-based payments associated with the granting of equity instruments.

(4)	This reflects additional costs recorded in cost of rental equipment sales associated with the fair value mark-up of rental equipment acquired in the RSC acquisition and subsequently sold.
For the three months ended March 31, 2013, EBITDA increased $199, or 91.7 percent, and adjusted EBITDA increased $220, or 95.2 percent. The EBITDA increase primarily reflects increased profit from equipment rentals, partially offset by increased selling, general and administrative expense, and the adjusted EBITDA increase primarily reflects increased profit from equipment rentals and sales of rental equipment, partially offset by increased selling, general and administrative expense. For the three months ended March 31, 2013, EBITDA margin increased 4.7 percentage points to 37.8 percent, and adjusted EBITDA margin increased 5.8 percentage points to 41.0 percent. The increase in EBITDA margin primarily reflects increased margins from equipment rentals, improved selling, general and administrative leverage and decreased RSC merger related costs. The increase in adjusted EBITDA margin primarily reflects increased margins from equipment rentals and sales of rental equipment, and improved selling, general and administrative leverage.

Results of Operations
As discussed in note 2 to our condensed consolidated financial statements, our reportable segments are general rentals and trench safety, power and HVAC (“heating, ventilating and air conditioning”). The general rentals segment includes the rental of construction, aerial, industrial and homeowner equipment and related services and activities. The general rentals segment’s customers include construction and industrial companies, manufacturers, utilities, municipalities, homeowners and government entities. The general rentals segment operates throughout the United States and Canada. The trench safety, power and HVAC segment is comprised of the Trench Safety region, which rents trench safety equipment such as trench shields, aluminum hydraulic shoring systems, slide rails, crossing plates, construction lasers and line testing equipment for underground work, and the Power and HVAC region, which rents power and HVAC equipment such as portable diesel generators, electrical distribution equipment, and temperature control equipment including heating and cooling equipment. The trench safety, power and HVAC segment’s customers include construction companies involved in infrastructure projects, municipalities and industrial companies. The trench safety, power and HVAC segment operates throughout the United States and in Canada.
As discussed in note 2 to our condensed consolidated financial statements, we aggregate our 12 geographic regions—Eastern Canada, Gulf South, Industrial (which serves the geographic Gulf region and has a strong industrial presence), Mid-Atlantic, Mid-Central, Midwest, Mountain West, Northeast, Pacific West, South, Southeast and Western Canada—into our general rentals reporting segment. Historically, there have been variances in the levels of equipment rentals gross margins achieved by these regions. For instance, for the five year period ended March 31, 2013, certain of our regions had equipment rentals gross margins that varied by between 10 percent and 29 percent from the equipment rentals gross margins of the aggregated general rentals' regions over the same period. For the three months ended March 31, 2013, the aggregate general rentals' equipment rentals gross margin increased 4.2 percentage points to 34.5 percent, primarily reflecting increased rental rates, a 1.7 percentage point increase in time utilization, which is calculated by dividing the amount of time equipment is on rent by the amount of time we have owned the equipment, and cost improvements. As compared to the equipment rentals revenue increase of 79.8 percent, (i) aggregate repairs and maintenance and delivery costs increased 62.9 percent due primarily to higher rental volume, (ii) compensation costs increased 64.4 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition and (iii) building and property costs increased 56.6 percent due primarily to the impact of the RSC acquisition. The revenue and cost increases all reflect the impact of the RSC acquisition since the April 30, 2012 acquisition date. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization.
For the five year period ended March 31, 2013, the general rentals' region with the lowest equipment rentals gross margin was the Southeast. The Southeast region's equipment rentals gross margin of 27.1 percent for the five year period ended March 31, 2013 was 23 percent less than the equipment rentals gross margins of the aggregated general rentals' regions over the same period. The Southeast region's equipment rentals gross margin was less than the other general rentals' regions during this period as it experienced more significant declines in its end markets than the other regions, which led to more competitive pricing pressure and lower fleet investment. For the three months ended March 31, 2013, the Southeast region's equipment rentals gross margin increased 6.1 percentage points to 34.6 percent, primarily reflecting a 6.3 percent rental rate increase, a 1.9 percentage point increase in time utilization and cost improvements. As compared to equipment rentals revenue, which increased 72.9 percent, (i) aggregate repairs and maintenance and delivery costs increased 49.0 percent due primarily to higher rental volume, (ii) compensation costs increased 59.3 percent (iii) and building and property costs increased 37.5 percent. Rental rate changes are calculated based on the year over year variance in average contract rates, weighted by the prior period revenue mix.
For the five year period ended March 31, 2013, the general rentals' region with the highest equipment rentals gross margin was Western Canada. The Western Canada region's equipment rentals gross margin of 43.7 percent for the five year period ended March 31, 2013 was 29 percent more than the equipment rentals gross margins of the aggregated general rentals'

regions over the same period. The Western Canada region's equipment rentals gross margin was more than the other general rentals' regions during this period as the region benefited from strong demand for natural resources which have been more resistant to the economic pressures experienced in other regions. For the three months ended March 31, 2013, the Western Canada region's equipment rentals gross margin increased 4.9 percentage points to 46.8 percent, primarily reflecting a 6.6 percent rental rate increase, a 5.1 percentage point increase in time utilization and cost improvements. As compared to equipment rentals revenue, which increased 94.8 percent, (i) aggregate repairs and maintenance and delivery costs increased 71.4 percent due primarily to higher rental volume, (ii) compensation costs increased 82.3 percent and (iii) depreciation of rental equipment increased 69.7 percent.
Although the margins for certain of our general rentals' regions exceeded a 10 percent variance level for the five year period ended March 31, 2013, we expect convergence going forward given the cyclical nature of the construction industry, which impacts each region differently, and our continued focus on cost cutting, improved processes and fleet sharing. Additionally, the margins for the five year period ended March 31, 2013 include the significant impact of the economic downturn in 2009 that impacted all our regions. Although we believe aggregating these regions into our general rentals reporting segment for segment reporting purposes is appropriate, to the extent that the margin variances persist and the equipment rentals gross margins do not converge, we may be required to disaggregate the regions into separate reporting segments. Any such disaggregation would have no impact on our consolidated results of operations.
These segments align our external segment reporting with how management evaluates and allocates resources. We evaluate segment performance based on segment equipment rentals gross profit. Our revenues, operating results, and financial condition fluctuate from quarter to quarter reflecting the seasonal rental patterns of our customers, with rental activity tending to be lower in the winter.
Revenues by segment were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended March 31, 2013
Equipment rentals	$854	$62	$916
Sales of rental equipment	119	4	123
Sales of new equipment	20	1	21
Contractor supplies sales	18	2	20
Service and other revenues	19	1	20
Total revenue	$1,030	$70	$1,100
Three Months Ended March 31, 2012
Equipment rentals	$475	$48	$523
Sales of rental equipment	74	2	76
Sales of new equipment	17	1	18
Contractor supplies sales	16	2	18
Service and other revenues	20	1	21
Total revenue	$602	$54	$656

Equipment rentals. For the three months ended March 31, 2013, equipment rentals of $916 increased $393, or 75.1 percent, as compared to the same period in 2012, primarily reflecting a 78.2 percent increase in the volume of OEC on rent and a 5.4 percent rental rate increase, partially offset by changes in rental mix. There are two components of rental mix that impact equipment rentals: 1) the type of equipment rented and 2) the duration of the rental contract (daily, weekly and monthly). In 2013, we increased the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent, but produces higher margins as there are less transaction costs. As discussed above, we acquired RSC on April 30, 2012, and the results of RSC's operations have been included in our condensed consolidated financial statements since that date. The impact of the RSC acquisition on equipment rentals is primarily reflected in the increase in the volume of OEC on rent. Equipment rentals represented 83 percent of total revenues for the three months ended March 31, 2013. On a segment basis, equipment rentals represented 83 percent and 89 percent of total revenues for the three months ended March 31, 2013 for general rentals and trench safety, power and HVAC, respectively. General rentals equipment rentals increased $379, or 79.8 percent, primarily reflecting a 79.6 percent increase in the volume of OEC on rent and increased rental rates, partially offset by an increase in the portion of equipment rentals from monthly rental contracts, which results in equipment rentals increasing at a lesser rate than the volume of OEC on rent. Trench safety, power and HVAC equipment rentals increased $14, or 29.2 percent, primarily reflecting an increase in the volume of OEC on rent and increased rental rates. Trench safety, power and HVAC average OEC for the three months ended March 31, 2013 increased 24 percent as compared to the same period in 2012. Capitalizing on the demand for the higher margin equipment rented by our trench safety, power and HVAC segment has been a key component of our strategy in 2013 and 2012.

We believe that the rate and volume improvements for the three months ended March 31, 2013 reflect, in addition to the impact of the RSC acquisition, a modest improvement in our operating environment and a shift from customer ownership to the rental of construction equipment. As discussed above, the results of RSC's operations have been included in our condensed consolidated financial statements since the April 30, 2012 acquisition date. The RSC acquisition contributed significantly to the volume improvements for the three months ended March 31, 2013. The total OEC of our fleet of rental equipment was $7.2 billion, including the acquired RSC fleet, as of March 31, 2013 as compared to $4.3 billion as of March 31, 2012.
Sales of rental equipment. For the three months ended March 31, 2013, sales of rental equipment represented approximately 11 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2013, sales of rental equipment increased 61.8 percent as compared to the same period in 2012, primarily reflecting increased volume, including the impact of the RSC acquisition, and improved pricing in a stronger retail market.
Sales of new equipment. For the three months ended March 31, 2013, sales of new equipment represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2013, sales of new equipment increased 16.7 percent as compared to the same period in 2012, primarily reflecting increased volume, including the impact of the RSC acquisition.
Contractor supplies sales. Contractor supplies sales represent our revenues associated with selling a variety of supplies, including construction consumables, tools, small equipment and safety supplies. For the three months ended March 31, 2013, contractor supplies sales represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. For the three months ended March 31, 2013, contractor supplies sales increased 11.1 percent as compared to the same period in 2012, primarily reflecting the impact of the RSC acquisition.
Service and other revenues. Service and other revenues primarily represent our revenues earned from providing repair and maintenance services (including parts sales). For the three months ended March 31, 2013, service and other revenues represented approximately 2 percent of our total revenues. Our general rentals segment accounted for substantially all of these sales. Service and other revenues for the three months ended March 31, 2013 didn't change significantly from the same period in 2012.
Segment Equipment Rentals Gross Profit
Segment equipment rentals gross profit and gross margin were as follows:

	General rentals	Trench safety, power and HVAC	Total
Three Months Ended March 31, 2013
Equipment Rentals Gross Profit	$295	$26	$321
Equipment Rentals Gross Margin	34.5%	41.9%	35.0%
Three Months Ended March 31, 2012
Equipment Rentals Gross Profit	$144	$18	$162
Equipment Rentals Gross Margin	30.3%	37.5%	31.0%

General rentals. For the three months ended March 31, 2013, equipment rentals gross profit increased by $151 and equipment rentals gross margin increased by 4.2 percentage points from 2012, primarily reflecting increased rental rates, a 1.7 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 79.8 percent, (i) aggregate repairs and maintenance and delivery costs increased 62.9 percent due primarily to higher rental volume, (ii) compensation costs increased 64.4 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition and (iii) building and property costs increased 56.6 percent due primarily to the impact of the RSC acquisition. The revenue and cost increases all reflect the impact of the RSC acquisition in April 2012. Equipment rental revenue increased more than costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the three months ended March 31, 2013 and 2012, time utilization was 64.8 percent and 63.1 percent, respectively.

Trench safety, power and HVAC. For the three months ended March 31, 2013, equipment rentals gross profit increased by $8 and equipment rentals gross margin increased by 4.4 percentage points from 2012, primarily reflecting increased rental rates and cost improvements. As compared to the equipment rentals revenue increase of 29.2 percent, (i) depreciation increased 25.0 percent due to increased OEC, (ii) aggregate repairs and maintenance and delivery costs increased 21.7 percent due primarily to higher rental volume and (iii) compensation costs increased 18.7 percent due primarily to increased headcount associated with higher rental volume.
Gross Margin. Gross margins by revenue classification were as follows:

	Three Months Ended March 31,
	2013	2012
Total gross margin	35.0%	32.5%
Equipment rentals	35.0%	31.0%
Sales of rental equipment	32.5%	38.2%
Sales of new equipment	19.0%	16.7%
Contractor supplies sales	35.0%	33.3%
Service and other revenues	65.0%	61.9%

For the three months ended March 31, 2013, total gross margin increased 2.5 percentage points as compared to the same period in 2012, primarily reflecting increased gross margins from equipment rentals partially offset by decreased gross margins from sales of rental equipment. Equipment rentals gross margin increased 4.0 percentage points, primarily reflecting a 5.4 percent rental rate increase, a 1.9 percentage point increase in time utilization and cost improvements. As compared to the equipment rentals revenue increase of 75.1 percent, (i) aggregate repairs and maintenance and delivery costs increased 59.5 percent due primarily to higher rental volume, (ii) compensation costs increased 60.6 percent due primarily to increased headcount associated with higher rental volume and the RSC acquisition and (iii) building and property costs increased 54.7 percent primarily due to the impact of the RSC acquisition. The revenue and cost increases all reflect the impact of the RSC acquisition in April 2012. Our equipment rental revenue increased more than our costs because rates—which were a significant driver of the year-over-year revenue improvement—result in fewer variable costs compared to utilization. For the three months ended March 31, 2013 and 2012, time utilization was 64.2 percent and 62.3 percent, respectively. The 64.2 percent time utilization for the three months ended March 31, 2013 is a first quarter record for the Company. Gross margin from sales of rental equipment decreased 5.7 percentage points primarily due to fair value adjustments to equipment acquired in the RSC acquisition and subsequently sold.

Selling, general and administrative expenses (“SG&A”). SG&A expense information for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
Total SG&A expenses	$160	$102
SG&A as a percentage of revenue	14.5%	15.5%

SG&A expense primarily includes sales force compensation, bad debt expense, information technology costs, advertising and marketing expenses, third-party professional fees, management salaries and clerical and administrative overhead. For the three months ended March 31, 2013, SG&A expense of $160 increased $58 as compared to 2012. The increase in SG&A primarily reflects increased compensation costs associated with higher revenues, improved profitability and increased headcount following the RSC acquisition. Additionally, travel and entertainment, professional and office expenses have increased following the RSC acquisition. As a percentage of revenue, SG&A decreased 1.0 percentage points year over year.
RSC merger related costs. As discussed above, in the second quarter of 2012, we completed the acquisition of RSC. The three months ended March 31, 2013 and 2012 include acquisition-related costs of $6 and $10, respectively, primarily related to financial and legal advisory fees, and branding costs.
Restructuring charge. For the three months ended March 31, 2013, the restructuring charges of $6 primarily reflect severance costs and branch closure charges associated with the RSC acquisition. The branch closure charges primarily reflect continuing lease obligations at vacant facilities. We expect to incur approximately $5 of additional charges in connection with the restructuring, which is expected to be substantially complete by June 30, 2013.
Non-rental depreciation and amortization for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
Non-rental depreciation and amortization	$64	$14

Non-rental depreciation and amortization for the three months ended March 31, 2013 increased $50, or 357 percent, as compared to 2012, primarily due to the April 2012 acquisition of RSC discussed above.
Interest expense, net for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
Interest expense, net	$118	$68

Interest expense, net for the three months ended March 31, 2013 increased $50, or 74 percent, as compared to 2012. In March 2012, we issued $2,825 of debt ("the merger financing notes") in connection with the RSC acquisition. Upon completion of the RSC acquisition, we also assumed RSC's debt that remained after repayment of certain of RSC's senior debt. Interest expense, net for the three months ended March 31, 2012 includes $13 of interest recorded on the merger financing notes prior to the closing of the acquisition. Interest expense, net for the three months ended March 31, 2013 increased primarily due to increased average outstanding debt, including the debt issued and assumed in connection with the RSC acquisition, as compared to 2012.
Income taxes. The following table summarizes our provision for income taxes and the related effective tax rates for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Income before provision for income taxes	$30	$19
Provision for income taxes	9	6
Effective tax rate	30.0%	31.6%

The differences between the 2013 and 2012 effective tax rates and the U.S. federal statutory income tax rate of 35 percent primarily relate to the geographical mix of income between foreign and domestic operations, as well as the impact of state and local taxes, and certain nondeductible charges.
Balance sheet. Inventory increased by $35, or 51.5 percent, from December 31, 2012 to March 31, 2013 primarily due to increased equipment inventory due to significant capital expenditures in the quarter. We expect to transfer most of the increased inventory to our rental fleet during the remainder of 2013. Prepaid expenses and other assets decreased by $30, or 27.0 percent, from December 31, 2012 to March 31, 2013 primarily due to the collection of receivables due from certain vendors for advertising expenses related to capital expenditures. Accounts payable increased by $120, or 42.0 percent, from December 31, 2012 to March 31, 2013 primarily due to increased capital expenditures. Subordinated convertible debentures decreased by $38, or 69.1 percent, from December 31, 2012 to March 31, 2013 due to the retirement of $38 principal amount of subordinated convertible debentures discussed in note 6 to our condensed consolidated financial statements.
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
As discussed in note 6 to our condensed consolidated financial statements, in February 2013, we amended our accounts receivable securitization facility and the size of the facility was increased to $550. Additionally, as discussed in note 6 to our condensed consolidated financial statements, during the three months ended March 31, 2013, we retired $38 principal amount of our subordinated convertible debentures.
As previously announced, in connection with the RSC acquisition, our Board authorized a stock buyback of up to $200 of Holdings' common stock. As of April 12, 2013, we have repurchased $133 of Holdings' common stock and our intent is to complete the stock buyback within 18 months after the April 30, 2012 closing of the RSC acquisition.
Our principal existing sources of cash are cash generated from operations and from the sale of rental equipment and borrowings available under our ABL facility and accounts receivable securitization facility. As of March 31, 2013, we had (i) $748 of borrowing capacity, net of $61 of letters of credit, available under the ABL facility, (ii) $60 of borrowing capacity available under the accounts receivable securitization facility and (iii) cash and cash equivalents of $147. Cash equivalents at March 31, 2013 consist of direct obligations of financial institutions rated A or better. We believe that our existing sources of cash will be sufficient to support our existing operations over the next 12 months.
As of March 31, 2013, $1,091 and $390 were outstanding under the ABL facility and the accounts receivable securitization facility, respectively. The interest rates applicable to the ABL facility and the accounts receivable securitization facility at March 31, 2013 were 2.3 percent and 0.8 percent, respectively. During the three months ended March 31, 2013, the monthly average amounts outstanding under the ABL facility and the accounts receivable securitization facility, including the former facility and the amended facility, were $1,014 and $412, respectively, and the weighted-average interest rates thereon were 2.3 percent and 0.8 percent, respectively. The maximum month-end amounts outstanding under the ABL facility and the accounts receivable securitization facility, including the former facility and the amended facility, during the three months ended March 31, 2013 were $1,091 and $435, respectively.
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
To access the capital markets, we rely on credit rating agencies to assign ratings to our securities as an indicator of credit quality. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. Credit ratings also affect the costs of derivative transactions, including interest rate and foreign currency derivative transactions. As a result, negative changes in our credit ratings could adversely impact our costs of funding. Our credit ratings as of April 12, 2013 were as follows:

	Corporate Rating	Outlook
Moody’s	B2	Stable
Standard & Poor’s	B+	Stable
A security rating is not a recommendation to buy, sell or hold securities. There is no assurance that any rating will remain in effect for a given period of time or that any rating will not be revised or withdrawn by a rating agency in the future.
The amount of our future capital expenditures will depend on a number of factors, including general economic conditions and growth prospects. Net rental capital expenditures (defined as purchases of rental equipment less the proceeds from sales of rental equipment) were $166 and $314 during the three months ended March 31, 2013 and 2012, respectively. For the full year 2013, we expect net rental capital expenditures of approximately $1.05 billion, after gross purchases of approximately $1.5 billion. We expect that we will fund such expenditures from cash generated from operations, proceeds from the sale of rental and non-rental equipment and, if required, borrowings available under the ABL facility and accounts receivable securitization facility.
Loan Covenants and Compliance. As of March 31, 2013, we were in compliance with the covenants and other provisions of the ABL facility, the accounts receivable securitization facility, the senior notes and the QUIPS. Any failure to be in compliance with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
In October 2011, we amended the ABL facility. The only material financial covenants which currently exist relate to the fixed charge coverage ratio and the senior secured leverage ratio under the ABL facility. Since the October 2011 amendment of the ABL facility and through March 31, 2013, availability under the ABL facility has exceeded the required threshold and, as a result, these maintenance covenants have been inapplicable. Subject to certain limited exceptions specified in the amended ABL facility, the fixed charge coverage ratio and the senior secured leverage ratio under the amended ABL facility will only apply in the future if availability under the amended ABL facility falls below the greater of 10 percent of the maximum revolver amount under the amended ABL facility and $150. Under our accounts receivable securitization facility, we are required, among other things, to maintain certain financial tests relating to: (i) the default ratio, (ii) the delinquency ratio, (iii) the dilution ratio and (iv) days sales outstanding.
As of March 31, 2013, URNA had limited restricted payment capacity under the most restrictive restricted payment covenants in the indentures governing its outstanding indebtedness. Although this limited capacity restricts our ability to move operating cash flows to Holdings, we do not expect any material adverse impact on Holdings’ ability to meet its cash obligations due to certain intercompany arrangements.
Sources and Uses of Cash. During the three months ended March 31, 2013, we (i) generated cash from operating activities of $409 and (ii) generated cash from the sale of rental and non-rental equipment of $128. We used cash during this period principally to (i) purchase rental and non-rental equipment of $303, (ii) make debt payments, net of proceeds, of $164 and (iii) purchase shares of our common stock for $30. During the three months ended March 31, 2012, we (i) generated cash from operating activities of $254, (ii) generated cash from the sale of rental and non-rental equipment of $83 and (iii) received cash from debt proceeds, net of payments and $2,825 of proceeds from new debt issuances associated with the RSC acquisition, of $141. We used cash during this period principally to (i) purchase rental and non-rental equipment of $426 and (ii) purchase other companies for $57.
Free Cash Flow GAAP Reconciliation. We define “free cash flow (usage)” as (i) net cash provided by operating activities less (ii) purchases of rental and non-rental equipment plus (iii) proceeds from sales of rental and non-rental equipment. Management believes that free cash flow provides useful additional information concerning cash flow available to meet future debt service obligations and working capital requirements. However, free cash flow (usage) is not a measure of financial performance or liquidity under GAAP. Accordingly, free cash flow (usage) should not be considered an alternative to net income or cash flow from operating activities as an indicator of operating performance or liquidity. The table below provides a reconciliation between net cash provided by operating activities and free cash flow (usage).

	Three Months Ended
	March 31,
	2013	2012
Net cash provided by operating activities	$409	$254
Purchases of rental equipment	(289)	(390)
Purchases of non-rental equipment	(14)	(36)
Proceeds from sales of rental equipment	123	76
Proceeds from sales of non-rental equipment	5	7
Free cash flow (usage)	$234	$(89)

Free cash flow for the three months ended March 31, 2013 was $234, an increase of $323 as compared to free cash usage of $89 for the three months ended March 31, 2012. Free cash flow increased primarily due to increased net cash provided by operating activities, decreased purchases of rental and non-rental equipment and increased proceeds from sales of rental equipment. Free cash flow for the three months ended March 31, 2013 and 2012 includes the impact of the RSC merger costs discussed above.
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
Interest Rate Risk. As of March 31, 2013, we had an aggregate of $1,481 of indebtedness that bears interest at variable rates, comprised of $1,091 of borrowings under the ABL facility and $390 of borrowings under our accounts receivable securitization facility. The amount of variable rate indebtedness outstanding under the ABL facility and accounts receivable securitization facility may fluctuate significantly. The interest rates applicable to our variable rate debt on March 31, 2013 were 2.3 percent for the ABL facility and 0.8 percent for the accounts receivable securitization facility. As of March 31, 2013, based upon the amount of our variable rate debt outstanding, our annual after-tax earnings would decrease by approximately $9 for each one percentage point increase in the interest rates applicable to our variable rate debt.
At March 31, 2013, we had an aggregate of $5.7 billion of indebtedness that bears interest at fixed rates, including our subordinated convertible debentures. A one percentage point decrease in market interest rates as of March 31, 2013 would increase the fair value of our fixed rate indebtedness by approximately six percent. For additional information concerning the fair value of our fixed rate debt, see note 5 (see “Fair Value of Financial Instruments”) to our condensed consolidated financial statements.
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
Equity Price Risk. In connection with the November 2009 4 percent Convertible Notes offering, Holdings entered into convertible note hedge transactions with option counterparties. The convertible note hedge transactions cost $26, and decreased additional paid-in capital by $17, net of taxes, in our accompanying condensed consolidated statements of stockholders’ equity. The convertible note hedge transactions cover, subject to anti-dilution adjustments, 15.1 million shares of our common stock. The convertible note hedge transactions are intended to reduce, subject to a limit, the potential dilution with respect to our common stock upon conversion of the 4 percent Convertible Notes. The effect of the convertible note hedge transactions is to increase the effective conversion price to $15.56 per share, equal to an approximately 75 percent premium over the $8.89 closing price of our common stock at issuance. The effective conversion price is subject to change in certain circumstances, such as if the 4 percent Convertible Notes are converted prior to May 15, 2015. In the event the market value of our common stock exceeds the effective conversion price per share, the settlement amount received from such transactions will only partially offset the potential dilution. For example, if, at the time of exercise of the conversion right, the price of our common stock was $50.00 or $55.00 per share, assuming an effective conversion price of $15.56 per share, on a net basis, we would issue 10.4 million or 10.8 million shares, respectively. Based on the price of our common stock during the first quarter of 2012, holders of the 4 percent Convertible Notes have the right to redeem the notes during the second quarter of 2012 at a conversion price of $11.11 per share of common stock. Since April 1, 2013 (the beginning of the second quarter), none of the 4 percent Convertible Senior Notes were redeemed.
If the total $168 outstanding principal amount of the 4 percent Convertible Notes was converted, the total cost to settle the notes would be $830, assuming a conversion price of $54.97 (the closing price of our common stock on March 31, 2013) per share of common stock. The $168 principal amount would be settled in cash, and the remaining $662 could be settled in cash, shares of our common stock, or a combination thereof, at our discretion. Based on the March 31, 2013 closing stock price, approximately 12 million shares of stock, excluding any stock we would receive from the option counterparties as discussed below, would be issued if we settled the entire $662 of conversion value in excess of the principal amount in stock. The total cost to settle would change approximately $15 for each $1 (actual dollars) change in our stock price. If the full principal amount was converted at our March 31, 2013 closing stock price, we estimate that we would receive approximately $59 in either cash or stock from the option counterparties, after which the effective conversion price would be approximately $15.05.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of March 31, 2013. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under note 7 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item. Such information is limited to certain recent developments and should be read in conjunction with note 15 to our consolidated financial statements for the year ended December 31, 2012 filed on Form 10-K on January 23, 2013.

Item 1A.	Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2012 Form 10-K, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about purchases of Holdings’ common stock by Holdings during the first quarter of 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (2)
January 1, 2013 to January 31, 2013	72,513	(1)	$49.31	—	—
February 1, 2013 to February 28, 2013	153,158	(1)	$52.50	128,400	—
March 1, 2013 to March 31, 2013	353,566	(1)	$52.92	218,200	—
Total	579,237		$52.35	346,600	$67,142,454

(1)
In January 2013, February 2013 and March 2013, 72,513, 24,758 and 135,366 shares, respectively, were withheld by Holdings to satisfy tax withholding obligations upon the vesting of restricted stock unit awards. These shares were not acquired pursuant to any repurchase plan or program.

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

10(a)
Assignment and Acceptance Agreement and Amendment No. 1 to Third Amended and Restated Receivables Purchase Agreement, dated as of February 1, 2013, among United Rentals Receivables LLC II, United Rentals, Inc., Liberty Street Funding LLC, Market Street Funding LLC, Gotham Funding Corporation, The Bank of Nova Scotia, PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the United Rentals, Inc. Report on Form 8-K filed on February 4, 2013)

10(b)*	Second Amendment, effective as of April 3, 2013, to the Employment Agreement between United Rentals, Inc. and Dale Asplund

12*	Computation of Ratio of Earnings to Fixed Charges

31(a)*	Rule 13a-14(a) Certification by Chief Executive Officer

31(b)*	Rule 13a-14(a) Certification by Chief Financial Officer

32(a)**	Section 1350 Certification by Chief Executive Officer

32(b)**	Section 1350 Certification by Chief Financial Officer

101***
The following materials from the Quarterly Report on Form 10-Q for the Company and URNA, for the quarter ended March 31, 2013, filed on April 16, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

***	Submitted pursuant to Rule 406T of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RENTALS, INC.

Dated:	April 15, 2013	By:	/S/ JOHN J. FAHEY
John J. Fahey Vice President, Controller
and Principal Accounting Officer

UNITED RENTALS (NORTH AMERICA), INC.

Dated:	April 15, 2013	By:	/S/ JOHN J. FAHEY
John J. Fahey Vice President, Controller
and Principal Accounting Officer